Form 10-Q
period 2021-06-30
Flywire Corp
filed 2021-08-16
CIK 1580560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-40430

FLYWIRE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	27-0690799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 Tremont St #10 Boston, MA	02111
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(617) 329-4524

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Voting common stock, $0.0001 par value per share	FLYW	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes
☐
    No
☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding
12
months (or for such shorter period that the registrant was required to submit such files).    Yes
☒
    No
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes
☐
    No
☒
As of
August

11
, 2021, the registrant had 98,829,293 shares of voting common stock, $0.0001 par value per share, outstanding and 5,988,378 shares of non-voting
common stock $0.0001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form
10-Q
(Form
10-Q),
as well as information included in oral statements or other written statements made or to be made by us, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
our future financial performance, including our expectations regarding our revenue, cost and operating expenses, including changes in technology and development, selling and marketing and general and administrative expenses (including any components of the foregoing), gross profit and our ability to achieve, and maintain, future profitability;

•	our business plan and our ability to effectively manage our growth;

•	our cross-border expansion plans and ability to expand internationally;

•	anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;

•	the sufficiency of our cash and cash equivalents to meet our liquidity needs;

•	political, economic, legal, social and health risks, including the recent COVID-19 pandemic and subsequent public health measures that may affect our business or the global economy;

•	beliefs and objectives for future operations;

•	our ability to develop and protect our brand;

•	our ability to maintain and grow the payment volume that we process;

•	our ability to further attract, retain, and expand our client base;

•	our ability to develop new solutions and services and bring them to market in a timely manner;

•	our expectations concerning relationships with third parties, including strategic partners;

•	the effects of increased competition in our markets and our ability to compete effectively;

•	future acquisitions or investments in complementary companies, products, services, or technologies;

•	our ability to enter new client verticals, including our relatively new B2B sector;

•	our expectations regarding anticipated technology needs and developments and our ability to address those needs and developments with our solutions;

•	our expectations regarding litigation and legal and regulatory matters;

•	our expectations regarding our ability to meet existing performance obligations and maintain the operability of our solutions;

•	our expectations regarding the effects of existing and developing laws and regulations, including with respect to payments and financial services, taxation, privacy and data protection;

•	economic and industry trends, projected growth, or trend analysis;

•	our ability to attract and retain qualified employees;

•	our ability to maintain, protect, and enhance our intellectual property;

•	our ability to maintain the security and availability of our solutions;

•	the increased expenses associated with being a public company; and

•	the future market price of our common stock.
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Form
10-Q.
Other sections of this Form
10-Q
may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, events, or circumstances. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations. You should read this Form
10-Q
and the documents that we have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.
Investors, the media, and others should note that we intend to announce material information to the public through filings with the SEC, the investor relations page on our website, blog posts on our website (www.flywire.com), press releases, public conference calls, webcasts, and our Twitter feed (@flywire). The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website. The contents of our website are not incorporated into this filing. We have included our investor relations website address only as an inactive textual reference and do not intend it to be an active link to our website.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
FLYWIRE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$412,026	$104,052
Restricted cash	5,000	5,000
Accounts receivable, net of allowance for doubtful accounts of $167 and $496, respectively	11,621	11,573
Unbilled receivables	1,006	1,698
Funds receivable from payment partners	17,025	22,481
Prepaid expenses and other current assets	10,821	3,754

Total current assets	457,499	148,558
Property and equipment, net	7,536	5,101
Intangible assets, net	65,033	68,211
Goodwill	44,656	44,650
Other assets	5,365	4,922

Total assets	$580,089	$271,442

Liabilities, Convertible Preferred Stock, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$10,454	$5,436
Funds payable to clients	45,511	59,986
Accrued expenses and other current liabilities	14,084	14,991
Deferred revenue	836	1,227
Contingent consideration	7,079	6,740

Total current liabilities	77,964	88,380
Deferred tax liabilities	663	481
Contingent consideration, net of current portion	—	5,760
Preferred stock warrant liability	—	1,932
Long-term debt	24,447	24,352
Other liabilities	2,037	2,129

Total liabilities	105,111	123,034

Commitments and contingencies (Note 14)
Convertible preferred stock (Series A, B, B1, B1-NV, C and D), $0.0001 par value; 0 and 62,915,394 shares authorized at June 30, 2021 and December 31, 2020, respectively; 0 and 54,208,461 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively; liquidation preference of $0 and $110,716 at June 30, 2021 and December 31, 2020, respectively	—	110,401
Redeemable convertible preferred stock (Series E-1, E-2, F-1 and F-2), $0.0001 par value; 0 and 16,023,132 shares authorized at June 30, 2021 and December 31, 2020, respectively; 0 and 11,239,920 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively; liquidation preference of $0 and $150,000, respectively at June 30, 2021 and December 31, 2020	—	119,769

Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 10,000,000 and 0 shares authorized as of June 30, 2021 and December 31, 2020, respectively; and none issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Voting common stock, $0.0001 par value; 2,000,000,000 and 146,898,270 shares authorized as of June 30, 2021 and December 31, 2020, respectively, 100,995,903 shares issued and 98,678,181 shares outstanding as of June 30, 2021; 22,240,872 shares issued and 19,923,150 shares outstanding as of December 31, 2020	10	2
Non-voting common stock, $0.0001 par value;10,000,000 and 0 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 5,988,378 and 0 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1	—
Treasury Stock, 2,317,722 shares as of June 30, 2021 and December 31, 2020, held at cost	(748)	(748)
Additional paid-in capital	600,236	16,970
Accumulated other comprehensive income (loss)	49	(214)
Accumulated (deficit)	(124,570)	(97,772)

Total stockholders’ equity (deficit)	474,978	(81,762)

Total liabilities, convertible preferred stock, redeemable convertible preferred stock and stockholders’ (deficit) equity	$580,089	$271,442

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FLYWIRE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$36,976	$23,757	$81,967	$56,466
Costs and operating expenses:
Payment processing services costs	13,122	10,868	29,213	22,477
Technology and development	6,929	6,378	14,451	11,726
Selling and marketing	10,906	8,125	22,837	16,702
General and administrative	13,578	13,548	29,491	23,813

Total costs and operating expenses	44,535	38,919	95,992	74,718

Loss from operations	(7,559)	(15,162)	(14,025)	(18,252)

Other income (expense):
Interest expense	(629)	(679)	(1,250)	(1,276)
Change in fair value of preferred stock warrant liability	(9,803)	9	(10,758)	(254)
Other income (expense), net	118	107	(294)	76

Total other expenses, net	(10,314)	(563)	(12,302)	(1,454)

Loss before provision for income taxes	(17,873)	(15,725)	(26,327)	(19,706)
(Benefit from) provision for income taxes	273	272	471	(7,409)

Net loss	(18,146)	(15,997)	(26,798)	(12,297)
Foreign currency translation adjustment	(76)	(173)	263	(273)

Comprehensive loss	$(18,222)	$(16,170)	$(26,535)	$(12,570)

Net loss attributable to common stockholders – basic and diluted	$(18,154)	$(16,001)	$(26,811)	$(12,303)

Net loss per share attributable to common stockholders – basic and diluted	$(0.35)	$(0.87)	$(0.73)	$(0.69)

Weighted average common shares outstanding – basic and diluted	52,496,862	18,327,639	36,886,657	17,919,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited) (Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30, 2021
	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Voting Common Stock		Non-Voting Common Stock		Treasury Stock		Additional Paid-In	Accumu lated Other Compre hensive Income	Accumu lated	Total Stock holders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Deficit
Balances at March 31, 2021	54,208,461	$110,401	13,811,856	$179,509	25,397,964	$3	—	—	(2,317,722)	$(748)	$29,734	$125	$(106,424)	$(77,310)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	—	—	—	—	12,006,000	1	—	—	—	—	268,693	—	—	268,694
Costs incurred in connection with initial public offering	—	—	—	—	—	—	—	—	—	—	(4,860)	—	—	(4,860)
Accretion of redeemable convertible preferred stock	—	—	—	8	—	—	—	—	—	—	(8)	—	—	(8)
Issuance of Series C Convertible Preferred Stock upon net exercise of warrants	182,467	6,417	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock upon initial public offering	(54,390,928)	(116,818)	—	—	54,390,928	5	—	—	—	—	116,813	—	—	116,818
Conversion of redeemable convertible preferred stock upon initial public offering	—	—	(13,811,856)	(179,517)	7,823,478	1	5,988,378	1	—	—	179,515	—	—	179,517
Issuance of common stock upon exercise of stock options	—	—		—	1,112,030	—	—	—	—	—	1,387	—	—	1,387
Reclassification of warrant liability to additional paid-in capital upon initial public offering	—	—	—	—	—	—	—	—	—	—	6,272	—	—	6,272
Exercise of common stock warrants	—	—	—	—	265,503	—	—	—	—	—	294	—	—	294
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(76)	—	(76)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,396	—	—	2,396
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(18,146)	(18,146)

Balances at June 30, 2021	—	—	—	—	100,995,903	$10	5,988,378	$1	(2,317,722)	$(748)	$600,236	$49	$(124,570)	$474,978

	Three Months Ended June 30, 2020
	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Voting Common Stock		Non-Voting Common Stock		Treasury Stock		Additional Paid-In	Accumu lated Other Compre hensive Income	Accumu lated	Total Stock holders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balances at March 31, 2020	54,208,461	$110,401	11,239,920	$119,757	21,832,035	$2	—	—	(2,317,722)	$(748)	$13,368	$2	$(82,965)	$(70,341)
Issuance of common stock upon exercise of stock options	—	—	—	—	27,690	—	—	—	—	—	16	—	—	16
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	336	—	—	336
Accretion of redeemable convertible preferred stock	—	—	—	4	—	—	—	—	—	—	(4)	—	—	(4)
Forfeiture of unvested restricted stock awards	—	—	—	—	(98,877)	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(173)	—	(173)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	989	—	—	989
Net income	—	—	—	—	—	—	—	—	—	—	—	—	(15,997)	(15,997)

Balances at June 30, 2020	54,208,461	$110,401	11,239,920	$119,761	21,760,848	$2	—	—	(2,317,722)	$(748)	$14,705	$(171)	$(98,962)	$(85,174)

	Six Months Ended June 30, 2021
	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Voting Common Stock		Non-Voting Common Stock		Treasury Stock		Additional Paid-In	Accumu lated Other Compre hensive Income	Accumu lated	Total Stock holders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Deficit
Balances at December 31, 2020	54,208,461	$110,401	11,239,920	$119,769	22,240,872	$2	—	—	(2,317,722)	$(748)	$16,971	$(214)	$(97,772)	$(81,762)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	—	—	—	—	12,006,000	1	—	—	—	—	268,693	—	—	268,694
Costs incurred in connection with initial public offering	—	—	—	—	—	—	—	—	—	—	(4,860)	—	—	(4,860)
Accretion of redeemable convertible preferred stock	—	—	—	13	—	—	—	—	—	—	(13)	—	—	(13)
Issuance of Series F-1 redeemable convertible preferred stock, net of issuance costs of $256	—	—	2,571,936	59,735	—	—	—	—	—	—	—	—	—	—
Issuance of Series C Convertible Preferred Stock upon net exercise of warrants	182,467	6,417	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock upon initial public offering	(54,390,928)	(116,818)	—	—	54,390,928	5	—	—	—	—	116,813	—	—	116,818
Conversion of redeemable convertible preferred stock upon initial public offering	—	—	(13,811,856)	(179,517)	7,823,478	1	5,988,378	1	—	—	179,515	—	—	179,517
Issuance of common stock upon exercise of stock options	—	—		—	4,117,604	1	—	—	—	—	3,791	—	—	3,792
Reclassification of warrant liability to additional paid-in capital upon initial public offering	—	—	—	—	—	—	—	—	—	—	6,272	—	—	6,272
Exercise of common stock warrants	—	—	—	—	417,021	—	—	—	—	—	294	—	—	294
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	263	—	263
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	12,760	—	—	12,760
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(26,798)	(26,798)

Balances at June 30, 2021	—	—	—	—	100,995,903	$10	5,988,378	$1	(2,317,722)	$(748)	$600,236	$49	$(124,570)	$474,978

	Six Months Ended June 30, 2020
	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Voting Common Stock		Non-Voting Common Stock		Treasury Stock		Additional Paid-In	Accumu lated Other Compre hensive Income	Accumu lated	Total Stock holders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balances at December 31, 2019	54,208,461	$110,401	—	—	20,494,146	$2	—	—	(2,317,722)	$(748)	$12,031	$102	$(86,665)	$(75,278)
Issuance of common stock upon exercise of stock options	—	—	—	—	1,372,671	—	—	—	—	—	520	—	—	520
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $245	—	—	11,239,920	119,755	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	—	—	6	—	—	—	—	—	—	(6)	—	—	(6)
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	336	—	—	336
Forfeiture of unvested restricted stock awards	—	—	—	—	(105,969)	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(273)	—	(273)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,824	—	—	1,824
Net income	—	—	—	—	—	—	—	—	—	—	—	—	(12,297)	(12,297)

Balances at June 30, 2020	54,208,461	$110,401	11,239,920	$119,761	21,760,848	$2	—	—	(2,317,722)	$(748)	$14,705	$(171)	$(98,962)	$(85,174)

FLYWIRE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(26,798)	$(12,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,305	3,263
Stock-based compensation expense	12,760	1,824
Amortization of deferred contract costs	105	105
Change in fair value of preferred stock warrant liability	10,758	254
Change in fair value of contingent consideration	1,591	3,702
Deferred tax provision	137	(8,538)
Bad debt expense	80	237
Non-cash interest expense	100	145
Other	97	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(128)	(1,971)
Unbilled receivables	692	780
Funds receivable from payment partners	5,456	5,648
Prepaid expenses and other assets	(7,817)	(3,210)
Funds payable to clients	(14,475)	(29,990)
Accounts payable, accrued expenses and other current liabilities	3,097	650
Contingent consideration	(3,212)	(693)
Other liabilities	135	(133)
Deferred revenue	(436)	(385)

Net cash used in operating activities	(13,553)	(40,609)

Cash flows from investing activities:
Purchases of property and equipment	(3,463)	(1,261)
Asset acquisition, net of cash acquired	(119)	—
Acquisition of businesses, net of cash acquired	—	(79,401)

Net cash used in investing activities	(3,582)	(80,662)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	268,694	—
Payment of costs related to initial public offering	(3,845)	—
Proceeds from issuance of long-term debt	—	4,167
Payment of long-term debt issuance costs	—	(172)
Payment of long-term debt	—	(4,167)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	59,735	119,755
Proceeds from exercise of warrants	294	—
Contingent consideration paid for acquisitions	(3,800)	(1,307)
Proceeds from exercise of stock options	3,792	520

Net cash provided by financing activities	324,870	118,796

Effect of exchange rates changes on cash and cash equivalents	239	(428)

Net (decrease) increase in cash, cash equivalents and restricted cash	307,974	(2,903)
Cash, cash equivalents and restricted cash, beginning of period	109,052	86,027

Cash, cash equivalents and restricted cash, end of period	$417,026	$83,124

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (Amounts in thousands)

	Six Months Ended June 30,
	2021	2020
Supplemental disclosures of cash flow and noncash information
Cash paid during the period for interest	1,074	938
Accretion of redeemable convertible preferred stock	(13)	(6)
Issuance of common stock warrants	—	336
Issuance of Series C convertible preferred stock upon net exercise of warrants	6,417	—
Conversion of preferred stock warrants to common stock warrants	6,272	—
Conversion of convertible preferred stock to common stock upon initial public offering	116,818	—
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	179,986	—
Offering costs related to initial public offering included in accounts payable, accrued expenses and other current liabilities	1,015	—

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$412,026	$83,124
Restricted cash	5,000	—

Cash, cash equivalents and restricted cash	$417,026	$83,124

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Business Overview and Summary of Significant Accounting Policies
Flywire Corporation (“Flywire” or the “Company”) was incorporated under the laws of the State of Delaware in July 2009 as peerTransfer Corporation. In 2016, the Company changed its name to Flywire Corporation. The Company is headquartered in Boston, Massachusetts and has a global footprint in 11 countries across 5 continents.
Flywire provides a secure global payments platform, offering its clients an innovative and streamlined process to receive reconciled domestic and international payments in a more cost effective and efficient manner. The Company’s solutions are built on three core elements: (i) a payments platform; (ii) a proprietary global payment network; and (iii) vertical-specific software backed by its deep industry expertise.
Initial Public Offering
On May 28, 2021, in connection with the Company’s initial public offering (“IPO”), the Company filed an amended and restated certificate of incorporation, which became effective on that date. The amended and restated certificate of incorporation authorized the issuance of 2,000,000,000 shares of voting common stock, 10,000,000 shares of non-voting
common stock and 10,000,000 shares of preferred stock. Each class of stock has a par value of $0.0001 per share.
On May 28, 2021, the Company completed its IPO, in which the Company issued and sold 12,006,000 shares of voting
common stock at a public offering price of $24.00 per share, which included 1,566,000 shares of voting
common stock issued pursuant to the exercise in full of the over-allotment option by the underwriters. The Company received $263.8 million in net proceeds from the IPO, after deducting underwriting discounts and commissions of $19.4 million and other offering costs of $4.9 million.
Immediately prior to the closing

of the IPO, all shares of the Company’s outstanding convertible preferred stock and redeemable convertible preferred stock
, including 182,467 shares of preferred stock issued upon exercise of a warrant immediately prior to the closing of the IPO, were converted into 68,202,784 shares of common stock.
Prior to the closing
of the
IPO, the Company had
warrants
to purchase
190,500

shares of its convertible preferred stock outstanding, such warrants were converted
immediately prior to the closing of the IPO
into
warrants to purchase 190,500 shares of the Company’s voting
common stock and the associated preferred stock warrant liabilities were re-measured
to its fair value of $6.3 million and reclassified to additional paid-in
capital.
Prior to the IPO, deferred offering costs, which consist of legal, accounting, consulting and other direct fees and costs relating to the IPO, were capitalized in other long-term assets. Upon the completion of the IPO, these costs were offset against the proceeds from the IPO and recorded as a reduction to additional paid-in
capital.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations, comprehensive loss, changes in convertible preferred stock, redeemable convertible preferred stock and stockholders’ equity
(
deficit
)
,

and its cash flows for the periods presented.
The results of operations for the six months ended June 30, 2021, are not necessarily indicative of results to be expected for the year ended December 31, 2021, any other interim periods or any future year or period. The accompanying consolidated balance sheet as of December 31, 2020 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2020. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from the interim unaudited condensed consolidated financial statements.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s prospectus dated May 25, 2021 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended on May 26, 2021 (Prospectus).
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Flywire Corporation and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Segment Information
The Company has a single operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. For information regarding the Company’s revenue by geographic area, see Note 2.
Impact of
COVID-19
On March 11, 2020, the World Health Organization (“WHO”) declared the outbreak of a novel coronavirus
(“COVID-19”)
as a global pandemic, which continues to spread throughout the world. The Company’s primary sources of revenue are related to international tuition payments and domestic healthcare payments for elective procedures. These areas have been adversely impacted by the pandemic. Colleges, universities, private primary schools and language schools are still deciding on their re-opening
plans; international travel has been reduced to stop the
in-flow
of
COVID-19;
and hospitals have cut back on elective procedures to ensure there are available resources to treat waves of
COVID-19
cases.
In response to the
COVID-19
pandemic, the Company executed a reduction in force in May of 2020, cut corporate bonus programs, eliminated corporate travel and reduced professional service and other fees. Further, the Company implemented remote working capabilities and measures focused on the safety of employees. The Company continues to monitor the rapidly evolving conditions and circumstances as well as guidance from international and domestic authorities, including public health authorities. The Company does not currently foresee the need to take additional actions; however, it continues to evaluate the ongoing impact of
COVID-19
as facts and circumstances change.
Stock Split
In May 2021, the Company filed an amendment to its amended and restated certificate of incorporation to effect a
3-for-1
forward stock split of its common stock, convertible preferred stock and redeemable convertible preferred stock. In connection with the forward stock split, each issued and outstanding share of common stock, automatically and without action on the part of the holders, became three shares of common stock, each issued and outstanding share of convertible preferred stock, automatically and without action on the part of the holders, became three shares of convertible preferred stock and each issued and outstanding share of redeemable convertible preferred stock, automatically and without action on the part of the holders, became three shares of redeemable convertible preferred stock. The par value per share of common stock, convertible preferred stock and redeemable convertible preferred stock was not adjusted. All references to the convertible preferred stock, redeemable convertible
preferred stock, common stock, treasury stock, options to purchase common stock, restricted stock awards, warrants to purchase convertible preferred stock, warrants to purchase common stock, per share amounts and related information contained in the condensed consolidated financial statements have been retroactively adjusted to reflect the effect of the stock split for all periods presented.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the valuation of common stock prior to the Company’s IPO and stock-based awards, the valuation of the preferred stock warrant liability up until the date of the Company’s IPO, impairment assessment of goodwill, intangibles and other long-lived assets, the valuation of acquired intangible assets and their useful lives, and the valuation of contingent consideration. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.
Concentrations of Credit Risk, Financial Instruments and Significant C
lients
Financial instruments that potentially subject the Company to concentration of credit risk consists principally of cash, cash equivalents, accounts receivable and funds receivable from payment partners. The Company maintains its cash and cash equivalents with financial institutions that management believes are of high credit quality. To manage credit risk related to accounts receivable, the Company evaluates credit worthiness of its clients and maintains allowances, to the extent necessary, for potential credit losses based upon the aging of its accounts receivable balances and known collection issues. The Company has not experienced any material credit losses for the three and six months ended June 30, 202
1
and 202
0
.

The Company has corporate deposit balances with financial institutions which exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. As part of the cash management proces
s
, the Company performs periodic reviews of the financial institution credit standing.
Accounts receivable are derived from revenue earned from
Clients
 located in the U.S. and internationally. Significant
Clients
are those that represent 10% or more of accounts receivable, net as set forth in the following table:

	June 30,	December 31,
	2021	2020
Client A	18%	19%
Client B	13%	10%
Funds receivable from payment partners consist primarily of cash held by the Company’s global payment processing partners that have
not yet
been
remitted to the Company. Significant partners are those that represent 10% or more of funds receivable from payment partners as set forth in the following table:

	June 30,	December 31,
	2021	2020
Partner A	12%	24%
Partner B	13%	12%
Partner C	22%	12%
Partner D	10%	*

*	Less than 10% of total balance.
During the three and six months ended June 30, 202
1
and 202
0
, no clients accounted for 10% or more of revenue.
During the three months ended June 30, 2021 and 2020, revenue from clients located outside of the United States in the aggregate accounted for 37.9% and 20.8% of the Company’s revenue, respectively, with the United Kingdom accounting for 12.0% and 10.4%, respectively and Canada accounting for 19.7% and 8.5%, respectively. No other countries accounted for 10% or more of revenue for the three months ended June 30, 2021 and 2020.
During the six months ended June 30, 2021 and 2020, revenue from clients located outside of the United States in the aggregate accounted for 31.0% and 23.0% of the Company’s revenue,

respectively, with the United Kingdom accounting for 9.6% and 10.7%, respectively and Canada accounting for 15.6% and 9.3%, respectively. No other countries accounted for 10% or more of revenue for the six months ended June 30, 2021 and 2020.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Index to Consolidated Financial Statements - Note 2. Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements contained in the Prospectus. There have been no changes to these policies as described in the Prospectus.

Deferred Offering Costs
The Company capitalized certain legal, accounting and other third-party fees that were directly associated with in-process
equity financings as deferred offering costs until such financings were consummated. After consummation of the IPO, these costs were recorded in stockholder’s equity as a reduction of the additional paid-in
capital generated as a result of the IPO. As of June 30, 2021, the Company had $1.0 million of deferred offering costs that are unpaid, of which $0.9 million was recorded in accounts payable and $0.1 million was recorded in accrued expenses and other current liabilities.
Software Developed for Internal Use
The Company capitalizes costs related to
internal-use
software during the application development stage including third-party consulting costs and compensation expenses related to employees who devote time to the development of the projects. The Company records software development costs in property and equipment. Costs incurred in the preliminary stages of development activities and post implementation activities are expensed in the period incurred and they are included in technology and development expense in the consolidated statements of operations and comprehensive loss. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Once the additional functionality is available for general use, capitalization ceases and the asset begins being amortized. The Company capitalized $5.0 million and $1.8 million in costs related to internal use software as of June 30, 2021 and December 31, 2020, respectively. The Company capitalized $3.2 million
and $0.7 million in costs related to internal use software during the six months ended June 30, 2021 and 2020, respectively. Software developed for internal use is amortized on a straight-line basis over its estimated useful life of five years.
Advertising Costs
Advertising costs are expensed as incurred and are included in selling and marketing expenses in the consolidated statements of operations and comprehensive loss. Advertising expenses for the three months ended June 30, 2021 and 2020 were $0.6 million and $0.3 million, respectively. Advertising expenses for the six

months
ended June 30, 2021 and 2020 were $1.1 million and $0.6 million, respectively.
Recent Accounting Pronouncements Not Yet Adopted
The following Accounting Standards Updates (“ASUs”) were issued by the Financial Accounting Standards Board (“FASB”) and not yet adopted by Flywire:
ASU
2016-02,
Leases (Topic 842)
and subsequent related ASUs: The new lease standard sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. In addition, a lessee is required to record (i) a right-of-use
asset and a lease liability on its balance sheet for all leases with accounting lease terms of more than 12 months regardless of whether it is an operating or financing lease and (ii) lease expense for operating leases and amortization and interest expense for financing leases. Leases with a term of 12 months or less may be accounted for similar to the prior guidance for operating leases. In 2018, the FASB issued
ASU 2018-11,
which added an optional transition method under the new lease standard that allows companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented. ASU
2016-02
is effective for the Company on January 1, 2022, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.
ASU
2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
: ASU simplifies the accounting for income taxes by removing certain exceptions for intra period tax allocations and deferred tax liabilities for equity method investments and adds guidance on whether a step-up
in tax basis of goodwill relates to a business combination or a separate transaction. ASU
2019-12
is effective for the Company on January 1, 2022, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.
ASU
2021-04
Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic
470-50),
Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic
815-40):
ASU
2021-04
requires issuers to account for modifications or exchanges of freestanding equity-classified written call options (e.g., warrants) that remain equity classified after the modification or exchange based on the substance of the modification or exchange (e.g., a financing transaction to raise equity versus one to raise debt). ASU
2021-04
is effective for Flywire on January 1, 2022, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

ASU 2016-13
Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
and subsequent related ASUs: ASU
2016-13
replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. ASU
2016-13
is effective for the Company on January 1, 2023, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.
ASU
2020-06,
Debt - Debt with Conversion and Other
Options (Subtopic
470-20)
and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity:
ASU
2020-06
reduces the number of accounting models for convertible debt instruments and convertible preferred stock as well as amends the derivatives scope exception for contracts in an entity’s own equity. ASU
2020-06
is effective for the Company on January 1, 2024, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.
Emerging Growth Company Status
The Company qualifies as “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected to “opt in” to the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company will adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for nonpublic companies.

Note 2. Revenue and Recognition
The following tables present revenue from
contracts
with clients disaggregated by geographical area and major solutions. The categorization of revenue by geographical location is determined based on where the client resides.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Primary geographical markets
United States (“U.S.”)	$22,964	$18,807	$56,538	$43,494
Canada	7,282	2,031	12,798	5,242
United Kingdom (“U.K.”)	4,454	2,461	7,887	6,049
Other Countries 1	2,276	458	4,744	1,681

Revenue	$36,976	$23,757	$81,967	$56,466

Major solutions
Transactions	$24,250	$11,224	$56,684	$36,441
Platform and usage-based fees	12,726	12,533	25,283	20,025

Revenue	$36,976	$23,757	$81,967	$56,466

(1)	No single country included in the other countries category represented 10% or more of revenue.
Contract Balances from Contracts with Clients
The following table provides information about accounts receivable, unbilled receivables and deferred revenue from contracts with clients
(in thousands):

	June 30, 2021	December 31, 2020
Accounts receivable, net of allowances	$11,621	$11,573
Unbilled receivables	1,006	1,698
Deferred revenue—current	836	1,227
Deferred revenue—non-current	63	108
For the three months ended June 30, 2021 and 2020, the Company recognized $0.2 million and $0.1 million, respectively
,
of revenue from amounts that were included in deferred revenue as of March 31, 2021 and 2020. For the six months ended June 30, 2021 and 2020, the Company recognized $0.7 million and $0.6 million, respectively of revenue from amounts that were included in deferred revenue as of December 31, 2020 and 2019.
Note 3. Allowance for Doubtful Accounts
Changes in the allowance for doubtful accounts for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Allowance for doubtful accounts at the beginning of the period	$(201)	$(306)	$(481)	$(306)
Provisions	26	(237)	(80)	(237)
Write-offs, net of recoveries	8	47	394	47

Allowance for doubtful accounts at the end of the period	$(167)	$(496)	$(167)	$(496)

Note 4. Fair Value Measurements
The following tables present the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements as of June 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Financial Assets:
Foreign exchange contracts	$—	$—	$—	$—

	$—	$—	$—	$—

Financial Liabilities:
Foreign exchange contracts	$—	$—	$12	$12
Contingent consideration	—	—	7,079	7,079

	$—	$—	$7,091	$7,091

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Financial Assets:
Foreign exchange contracts	$—	$—	$54	$54

	$—	$—	$54	$54

Financial Liabilities:
Preferred stock warrant liability	—	—	$1,932	$1,932
Contingent consideration	—	—	12,500	12,500

	$—	$—	$14,432	$14,432

During the three and six months ended June 30, 2021 and 2020, there were no transfers between Level 1, Level 2 or Level 3.
Preferred stock warrant liability
Immediately prior to the completion of the IPO, 182,467 preferred stock warrants were exercised for Series C Convertible Preferred Stock in a cashless net exercise. The preferred stock warrants were re-measured
to their fair value of $6.4 million on the date of the exercise. The fair value of the warrants was reclassified to convertible preferred stock. Upon the completion of the IPO all of the outstanding convertible preferred stock were converted to common stock.
Upon the completion of the IPO, the Company’s unexercised preferred stock warrants were converted into common stock warrants and the associated preferred stock warrant liabilities were re-measured
to their fair value of $6.3 million and reclassified to additional paid-in
capital.
The preferred stock warrant liability in the table above consists of the pre-IPO
fair value of warrants to purchase convertible preferred stock. The fair value of the preferred stock warrant liability was determined using significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy.
Contingent consideration
The following table presents the unobservable inputs incorporated into the valuation of contingent consideration:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Discount rate	4.15%	14.5%	4.15%	14.5%
Probability of successful achievement *	0% - 100%	90% - 100%	0% - 100%	90% - 100%
Performance period	1 year	2 years	1 year	2 years

*	Probability of successful achievement was set at different targets based on the Company’s best estimates on achieving them.

Increases or decreases in any of the probabilities of success in which revenue targets are expected to be achieved would result in a higher or lower fair value measurement, respectively. Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively.
The following table summarizes the changes in the carrying value of the contingent consideration for the three and six months ended June 30,
 2021

a
nd
2020 (in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Beginning balance	$5,465	$6,800	$12,500	$2,000
Additions	—	—	—	7,100
Change in fair value	1,614	4,002	1,591	3,702
Contingent consideration paid	—	—	(7,012)	(2,000)

Ending balance	$7,079	$10,802	$7,079	$10,802

*
Amounts of $3.2 million paid in excess of the fair value initially recorded in purchase accounting were classified as operating cash flows in the consolidated statements of cash flows
during the six months ended June 30, 2021. Amounts of $0.7 million paid in excess of fair value initially recorded in purchase accounting were classified as operating cash flows in the consolidated statements
of
cash flows
during the six months ended June 30, 2020.

Note 5. Derivative Instruments
As part of the Company’s foreign currency risk management program, the Company uses foreign currency forward contracts to mitigate the volatility related to fluctuations in the foreign exchange rates. These foreign currency forward contracts are not designated as hedging instruments. Derivative transactions such as foreign currency forward contracts are measured in terms of the notional amount; however, this amount is not recorded on the consolidated balance sheets and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged but is used only as the underlying basis on which the value of foreign exchange payments under these contracts is determined. As of June 30, 2021 and December 31, 2020, respectively, the Company had 1,859 and 3,647 open foreign exchange contracts. As of June 30, 2021 and December 31, 2020, the Company had foreign currency forward contracts outstanding with a notional amount of $12.7 million and $11.8 million, respectively.
The Company records all derivative instruments in the condensed consolidated balance sheets at their fair values. As of June 30, 2021, the Company recorded a liability of less than $0.1 million and as of December 31, 2020, the Company recorded an asset of less than $0.1 million related to outstanding foreign exchange contracts. The Company recognized a gain of less than $0.1 million during the three and six months ended June 30, 2021 and 2020, which was included as a component of general and administrative expense within the consolidated statements of operations and comprehensive loss.
Note 6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of the dates presented (in thousands):

	June 30, 2021	December 31, 2020
Accrued employee compensation and related taxes	$8,022	$9,371
Accrued vendor liabilities	1,159	2,542
Accrued income taxes payable	658	1,027
Accrued professional services	628	937
Other accrued expenses and current liabilities	3,617	1,114

	$14,084	$14,991

Note 7. Property and Equipment, net
Property and equipment, net consisted of the following as of the dates presented (in thousands):

	June 30, 2021	December 31, 2020
Computer equipment and software	$1,655	$1,465
Internal use software	4,967	1,779
Furniture and fixtures	632	687
Leasehold improvements	4,044	3,989

	11,298	7,920
Less: Accumulated depreciation and amortization	(3,762)	(2,819)

	$7,536	$5,101

Depreciation and amortization expense for the three months ended June 30, 2021 and 2020 was $0.5 million and $0.5 million, respectively. Depreciatio
n
 and amortization expense for the six months ended June 30, 2021 and 2020 was $1.0 million and $1.0 million, respectively.
During the three and six months ended June 30, 2021, the Company sold $0.1 million of property and equipment with accumulated depreciation of $0.1 million. The Company recognized a gain on the sale of the fixed assets of less than $0.1 million. There were no write offs of assets during the three and six months ended June 30, 2020.
As of June 30, 2021 and December 31, 2020, the carrying value of internal-used software was $4.6 million and $1.7 million, respectively. Amortization expense related to internal-use
software for the three months ended June 30, 2021 and 2020 was $0.1 million and less than $0.1 million, respectively. Amortization expense related to internal-use
software for the six months ended June 30, 2021 and 2020 was $0.2 million and less than $0.1 million, respectively.
Note 8. Business Combinations
There were no acquisitions accounted for business combinations completed in the three and six months ended June 30, 2021.
Business Acquisition Completed in 2020
Simplificare Inc.
On February 13, 2020, the Company completed its acquisition of Simplificare Inc. (“Simplee”), a provider of healthcare payment and collections software. The acquisition of Simplee was intended to further expand the capabilities of the Company and to acquire additional
c
l
ients
in the healthcare market. The acquisition of Simplee has been accounted for as a business combination.
Pursuant to the terms of the agreement, the Company acquired all outstanding equity of Simplee for estimated total purchase consideration of $86.5 million, which consists of (in thousands):

Cash consideration, net of cash acquired	$79,401
Estimated fair value of contingent consideration	7,100

Total purchase consideration, net of cash acquired	$86,501

Contingent consideration represents additional payments that the Company may be required to make in the future, which totals up to $20.0 million depending on the Company reaching certain revenue and integration targets established for the years ended December 31, 2020 and 2021, as well as retaining key
c
lients
. A portion of the contingent consideration is also tied to continuing employment of certain key employees; accordingly, $2.1 million has been excluded from the purchase price allocation. During the three months ended June 30, 2021 and 2020, the Company expensed $0.2 million and $0.3 million
, respectively
in personnel costs associated with the contingent consideration. During the six months ended June 30, 2021 and 2020, the Company expensed $0.4 million and $0.6 million, respectively. These personnel costs associated with contingent consideration are expensed in the Company’s consolidated statements of operations and comprehensive loss and a liability is included in accrued expenses and other current liabilities on the consolidated balance sheet. The contingent consideration is payable at the one-year
and
two-year
acquisition anniversary dates based on the prior year results.

The Company incurred $1.9 million in transaction costs related to the Simplee acquisition, of which less than $0.1 million and $1.3 million was incurred during the three and six months ended June 30, 2020, respectively. No costs were incurred during the three and six months ended June 30, 2021. Additionally, the Company incurred retention costs to compensate employees of Simplee for future services. These costs were included in personnel expense
in the Company’s consolidated statements of operations and comprehensive loss. During the three months ended June 30, 2021 and 2020, the Company incurred $0.9 million and $1.4 million of retention costs, respectively. During the six months ended June 30, 2021 and 2020, the Company incurred $1.7 and $2.1 of retention costs, respectively.
The following table summarizes the allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed (in thousands):

Cash	$2,190
Accounts receivable	8,555
Prepaid expenses and other assets	1,578
Property and equipment, net	107
Deferred tax assets	6,587
Goodwill	31,696
Identifiable intangible assets	58,800

Total assets acquired	109,513

Deferred tax liabilities	15,092
Accounts payable	2,267
Accrued expenses and other liabilities	3,463

Total liabilities assumed	20,822

Net assets acquired	88,691
Less: cash acquired	2,190

Net assets, less cash acquired	$86,501

Goodwill arising from the acquisition of $31.7 million was attributable to the workforce of Simplee and the synergies expected to arise from the acquisition. The Company expects that no goodwill from this acquisition will be deductible for income tax purposes.
The following table reflects the estimated fair values of the identified intangible assets of Simplee and their respective weighted-average estimated amortization periods.

	Estimated Fair Values	Weighted- Average Estimated Amortization Periods
	(in thousands)	(years)
Developed technology	$10,500	8
C lient relationships	48,300	12

	$58,800

The results of Simplee have been included in the consolidated financial statements since the date of acquisition. Simplee’s consolidated revenue included in the consolidated financial statements for the three months ended June 30, 2020 was $10.7 million. Simplee’s consolidated revenue included in the consolidated financial statements since the acquisition date for the six

months
ended June 30, 2020 was $16.2 million. The Company has not disclosed net loss since the acquisition date through June 30, 2020 as the business was fully integrated into the consolidated Company’s operations and therefore it was impracticable to determine this amount.

Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information shows the results of the Company’s operations for the three and six months ended June 30, 2020 as if the acquisition had occurred on January 1, 2019. The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired operations of Simplee. The unaudited pro forma information reflects the effects of applying the Company’s accounting policies and certain pro forma adjustments to the combined historical financial information of the Company and Simplee. The pro forma adjustments include:

•	incremental amortization expense associated with the estimated fair value of identified intangible assets and property and equipment;

•	revenue and cost of revenue adjustments as a result of the reduction in deferred revenue and the cost related to their estimated fair value;

•	incremental employee compensation expense for Simplee employees; and

•	the estimated tax impact of the above items.

	Six Months Ended June 30, 2020
	Actual	Pro Forma
	(in thousands)
Revenue	$56,466	$60,952
Net Loss	$(12,297)	$(13,852)
Note 9. Goodwill and Acquired Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Beginning balance	$44,618	$44,872	$44,650	$12,924
Goodwill related to Simplee acquisition	—	—	—	31,696
Foreign currency translation adjustment	38	(39)	6	213

Ending balance	$44,656	$44,833	$44,656	$44,833

No goodwill impairment was recorded during the six months ended June 30, 2021 and 2020.

Acquired Intangible Assets
Acquired intangible assets subject to amortization consisted of the following (in thousands):

	June 30, 2021
(in thousands)	Gross Carrying Value*	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$25,182	$(8,618)	$16,564	5.66
Client Relationships	52,402	(4,082)	48,320	10.35
Trade Name/Trademark	511	(511)	—	—
Non-Compete Agreement	469	(320)	149	1.66

	$78,564	$(13,531)	$65,033

*	Includes less than $0.1 million of foreign currency translation adjustments and $0.1 million in acquired developed technology assets during the six months ended June 30, 2021.

	June 30, 2020
	Gross Carrying Value*	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$25,063	$(6,595)	$18,468	6.13
Client Relationships	52,312	(2,772)	49,540	10.88
Trade Name/Trademark	511	(504)	7	0.04
Non-Compete Agreement	469	(273)	196	2.05

	$78,355	$(10,144)	$68,211

*	Includes less than $0.1 million of foreign currency translation during the six months ended June 30, 2020.
Amortization expense for the three months ended June 30, 2021 and 2020 was $1.7 million and $1.2 million, respectively. Amortization expense for the six months ended June 30, 2021 and 2020 was $3.3 million and $2.8 million, respectively.
As of June 30, 2021, the estimated annual amortization expense of intangible assets for each of the next five years and thereafter is expected to be as follows (in thousands):

Estimated Amortization Expense
Remaining of fiscal year 2021	$3,310
2022	7,154
2023	7,626
2024	7,607
2025	7,162
Thereafter	32,174

$65,033

Note 10. Debt
The components of the Company’s outstanding debt as of each period presented, consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Long term debt	$25,000	$25,000
Less unamortized debt discount	(363)	(430)
Less unamortized debt issuance costs	(190)	(218)

Net carrying amount	$24,447	$24,352

Loan and Security Agreement
On January 16, 2018, the Company entered into a Loan and Security Agreement with a financial institution for a $25.0 million loan (the “LSA”) with interest at a rate of 8.5% per annum. The proceeds of the LSA were used to fund the acquisition of OnPlan. The LSA could be drawn down in three tranches. The first tranche of $15.0 million was drawn in January 2018, while the remaining two tranches were drawn in February 2019 and August 2019 for $5.0 million each. The LSA maturity date was January 22, 2022. The Company was obligated to make monthly interest payments on the loan. The LSA was interest only until either August 1, 2019 or February 1, 2020 pending on achieving certain revenue and margin targets. The Company incurred debt issuance costs of $0.2 million in connection with the issuance of the LSA. These issuance costs were amortized to interest expense, using the effective interest method, over the term of the loan.
On December 31, 2018, the Company achieved the required targets, and deemed that the principal payments would not commence until February 1, 2020.
The LSA does not include any financial covenants. The LSA contains negative covenants that restrict, among other things, the Company’s ability to sell asset
s
, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments.
The LSA is subject to customary mandatory prepayment provisions and acceleration upon events of default for, among other things, non-payment,
breach of covenants, certain large judgments and misrepresentations. The Company may make voluntary prepayments of the LSA at any time without penalty or premium. The Company did not make any prepayments of the LSA during the three and six months ended June 30, 2021 or 2020.
Amendments to Loan and Security Agreement
On April 25, 2020, the Company entered into a Joinder and First Amendment to the Loan and Security Agreement for administrative matters.
On May 18, 2020, the Company entered into a Joinder and Second Amendment to Loan and Security Agreement to refinance the LSA. As part of the amendment, the financial institution re-advanced
$4.2 million of principal paid on the loan through May 1, 2020. The final maturity date of the LSA was extended to May 2025. The new stated interest rate at a floating per annum rate equal to the greater of (i) 5.25% above the prime rate; or (ii) 8.50%. The LSA is interest only until May 2023. Beginning on June 1, 2023, the Company will make 24 equal principal payments. The Company incurred $0.2 million in commitment fees from the financial institution to close the refinancing. These commitment fees were recorded as a reduction to the loan balance on the balance sheet.
On June 2, 2020, December 9, 2020 and May 19, 2021, the Company entered into a Third, Fourth and Fifth Amendments, respectively, to the Loan and Security Agreement for administrative matters.
All amendments were accounted for as debt modifications.

Future Principal Payments
As of June 30, 2021, the aggregate minimum future principal payments due in connection with the Company’s LSA in the next five years were as follows (in thousands):

2021	$—
2022	—
2023	7,292
2024	12,500
2025	5,208

$25,000

Interest expense for the three months ended June 30, 2021 and 2020 was $0.6 million and $0.7, respectively. Interest expense for the six months ended June 30, 2021 and 2020 was $1.2 million and $1.3 million, respectively. Included in interest expense for the three months ended June 30, 2021 and 2020 is $0.1 million and $0.1 million of amortization of debt issuance cost and debt discount. Included in interest expense for the six months ended June 30, 2021 and 2020 is $0.1 million and $0.1 million of amortization of debt issuance cost and debt discount.
On July 29, 2021, the Company closed a new loan facility that was used to pay off the existing debt under the LSA
, in full, and provide an additional $25.0 million of available credit. See the
subsequent event footnote.
Note 11. Stockholders’ (Deficit) Equity
Preferred Stock
– In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights,designated from time to time by the board of directors.
Common Stock
– In connection with the IPO, the Company’s
current
amended and restated certificate of incorporation authorized the issuance of 2,000,000,000 shares of voting common stock with a par value of $0.0001 per share and 10,000,000 shares of non-voting
common stock with a par value of $0.0001 per share. The voting and non-voting
shares are identical, except
that holders
of voting common stock
are
entitled to
one
vote for each share on each matter properly submitted to the Company’s stockholders for their vote, while holders of non-voting common stock are not entitled to vote on such matters. Holders of voting common stock and non-voting common stock are entitled to receive any dividends as may be declared from time to time by the board of directors.
As of June 30, 2021, the Company had reserved shares of common stock for future issuance as follows:

Issued and outstanding stock options	16,366,407
Available issuance under stock plans	9,864,400

26,230,807

Note 12. Stock-Based Compensation
2021 Equity Incentive Plan
The Company has stock-based compensation plans that provide for the award of equity incentives, including stock options, restricted stock awards, restricted stock units (RSUs), performance shares, performance units and other stock-based awards. No further awards can be made under the 2009 Equity Incentive Plan (2009 Plan) or 2018 Equity Incentive Plan (2018 Plan), however awards outstanding under the 2009 Plan and 2018 Plan will continue to be governed by their existing terms. With the establishment of the 2021 Equity Incentive Plan (the 2021 Plan) as further discussed below, upon the expiration, forfeiture, cancellation, or reacquisition of any stock-based awards granted under the 2009 Plan or 2018 Plan, and equal number of shares will become available for grant under the 2021 Plan.
In April 2021, the Company’s board of directors adopted, and in May 2021 its stockholders approved, the 2021 Plan, which became effective in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSU awards, performance awards and other forms of equity compensation (collectively, equity awards). A total of 9,201,156 shares of the common stock have been reserved for issuance under the 2021 Plan in addition to (i) any annual automatic evergreen increases in the number of shares of common stock reserved for issuance under the 2021 Plan and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any shares of common stock underlying outstanding stock awards granted under the 2009 Plan and 2018 Plan, an equal number of shares of common stock.

In April 2021, the Company’s board of directors adopted, and in May 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (the 2021 ESPP), which became effective in connection with the IPO. The 2021 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 1,639,810 shares of the Company’s common stock have been reserved for future issuance under the 2021 ESPP, in addition to any annual automatic evergreen increases in the number of shares of common stock reserved for future issuance under the 2021 ESPP. The price at which common stock is purchased under the 2021 ESPP is equal to 85% of the fair market value of a share of the Company’s common stock on the first or last day of the offering period, whichever is lower. Offering periods are generally 3 months long. As of June 30, 2021, the Company has not commenced any offering period under the
ESPP.
Stock Options
—Stock options granted under the 2009 Plan, 2018 Plan and the 202
1
Plan generally vest based on continued service over four years and expire ten years from the date of grant.
During the three and six months ended June 30, 2021, the Company granted an aggregate of 1,030,185 and 3,898,650 shares of stock options with weighted average exercise prices of $6.17 and $16.83 per share, respectively. The fair value of options granted before the closing of the IPO was estimated at the grant date using the Black-Scholes model with the following assumptions: (i) expected term of 6.08 years, (ii) expected volatility of 42.4%, (iii) risk-free interest rate range of 0.53% to 1.21% and (iv) expected dividend yield of 0%.
As of June 30, 2021, there was $27.7 million of total unrecognized compensation expense related to unvested stock options and restricted stock awards, which is expected to be recognized over a weighted-average period of 2.8 years.
The following table summarizes the stock-based compensation expense for stock options and restricted stock awards granted to employees that was recorded in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	For the Three Months Ended June 30, 2021	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Technology and development	$410	$170	$1,494	$333
Selling and marketing	751	348	3,396	599
General and administrative	1,235	471	7,870	892

Total stock-based compensation expense	$2,396	$989	$12,760	$1,824

In February 2021, certain of the Company’s existing investors acquired 1,205,118 outstanding shares of common stock from employees of the Company, for a purchase price greater than the fair value of the common stock at the time of the transaction. As a result, the Company recorded $8.4 million in stock-based compensation during the six months ended June 30, 2021. The amount recorded as stock-based compensation represents the difference between the price paid and the estimated fair value at the date of the transaction.
Note 13. Net Loss per Share
Flywire follows the two-class method when computing net income (loss) per share as the Company has issued shares that meet the definition of participating securities. Prior to the automatic conversion of all of its convertible preferred stock, and redeemable convertible preferred stock, into
voting and non-voting common stock upon the completion of the IPO, the Company considered all series of its preferred stock and unvested common stock to be participating securities as the holders of such stock have the right to receive nonforfeitable dividends on a pari passu basis in the event that a dividend is paid on common stock. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock or the redeemable convertible preferred stock as the preferred stockholders do not have a contractual obligation to share in the Company’s losses.
Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding, including all potentially dilutive common shares, if the effect of such shares is dilutive.
In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and six months ended June 30, 2021 and 2020. For the three and six months ended June 30, 2021 and 2020, net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders.
The rights, including the liquidation and dividend rights, of the Voting and
Non-Voting
common stock are identical, except with respect to voting rights. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net loss per share attributable to common stockholders are, therefore, the same for both Voting and
Non-Voting
common stock on both individual and combined basis.
Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(18,146)	$(15,997)	$(26,798)	$(12,297)
Accretion of preferred stock to redemption value	(8)	(4)	(13)	(6)

Net loss attributable to common shareholders - basic and diluted	$(18,154)	$(16,001)	$(26,811)	$(12,303)

Denominator:
Weighted average shares outstanding – basic and diluted	52,496,862	18,327,639	36,886,657	17,919,721

Net loss per share attributable to common stockholders – basic and diluted	$(0.35)	$(0.87)	$(0.73)	$(0.69)

For periods the Company is in a loss positions, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders. Outstanding potentially dilutive securities, which were excluded from the diluted net loss per share calculations because they would have been antidilutive were as follows as of the dates presented:

	June 30,
	2021	2020
Warrants for the purchase of common stock	—	264,171
Warrants for the purchase of convertible preferred stock (as converted into common stock)	—	381,000
Redeemable convertible preferred stock (as converted into common stock)	—	54,208,461
Convertible preferred stock (as converted into common stock)	—	11,239,920
Unvested restricted stock awards	375,771	981,441
Stock options to purchase common stock (as converted to common stock)	16,366,407	16,527,297

	16,742,178	83,602,290

Note 1
4
.
Income Taxes
The Company’s provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period. The Company recorded an income tax expense of $0.3 million and an income tax expense of $0.3 million for the three months ended June 30, 2021 and 2020, respectively. The income tax expense for the three months ended June 30, 2021 was primarily attributable to foreign taxes. The tax expense for the three months ended June 30, 2020 was primarily attributable to foreign taxes. The Company recorded an income tax expense of $0.5 million and $7.4 million for the six months ended June 30, 2021 and 2020, respectively. The income tax expense for the six months ended June 30, 2021 was primarily attributable to foreign taxes. The tax benefit for the six months ended June 30, 2020 was primarily attributable to the release of the Company’s valuation allowance in connection with the acquisition of Simplee. This release was due to taxable temporary differences recorded as part of the Simplee acquisition which are a source of income to realize certain pre-existing
federal and state deferred tax assets.

The Company’s effective tax rate differs from the Federal statutory ra
t
e primarily due to the change in valuation allowance primarily in the U.S. The Company has not recorded any amounts for unrecognized tax benefits. The Company is open to future tax examinations from 2016 to the present; however, carryforward attributes that were generated prior to 2016 may still be adjusted upon examination by federal, state or local tax authorities to the extent they will be used in a future period. In 2021, the U.S. Internal Revenue Service commenced a corporate income tax audit with respect to the 2018 calendar year, which is still open.
The Company’s management evaluates the realizability of the Company’s deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during the foreseeable future. As of June 30, 2021, the Company continues to maintain a full valuation allowance of the U.S. net deferred tax assets.
Note 1
5
. Commitments and Contingencies
Operating Leases
In March 2021, the Company entered into a lease agreement for 680 square feet of office space in Tel Aviv, Israel. The term of the lease commenced on March 15, 2021 and continues until March 25, 2023. The Company has the option to extend the lease for an additional two-year
term at market-based rates. The base rent payments commenced in March 2021. The Company is obligated to pay its portion of building operating and tax expenses.
In May 2021, the Company executed lease extensions on previously rented office space in Cluj, Romania and Singapore. Both extensions commence on May 15, 2021. The Cluj extension continues until March 31, 2024, and the Singapore extension continues until November 14, 2021. The Company is obligated to pay its portion of building operating and tax expenses under both agreeements.
Future minimum lease payments for noncancelable operating leases as of June 30, 2021, are as follows (in thousands):

Years Ending December 31,
2021 (remaining six months)	$1,582
2022	1,722
2023	1,505
2024	446
2025	18

$5,273

Rent expense for the three months ended June 30, 2021 and 2020 was $0.6 million and $0.6 million respectively. Rent expense for the six months ended June 30, 2021 and 2020 was $1.1 million and $1.2 million, respectively.
Legal proceedings
The Company is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. The Company records an accrual for legal contingencies when it is determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, and the ability to make a reasonable estimate of the loss. If the occurrence of liability is probable, the Company will disclose the nature of the contingency, and if estimable, will provide the likely amount of such loss or range of loss.
As of June 30, 2021, the Company was not subject to any pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows.
Indemnification
In the ordinary course of business, the Company agrees to indemnify certain partners and clients against third party claims asserting infringement of certain intellectual property rights, data protection, damages caused to property or persons, or other liabilities relating to or arising from the Company’s payment platform or other contractual obligations. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has
not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2021
or
as of December 31, 2020.

Note 1
6
. Subsequent Events
Debt
On July 29, 2021, the Company entered into a three-year senior secured revolving credit syndication loan with three banks for a total commitment of $50.0 million. The revolving credit syndication loan is guaranteed by Flywire’s material domestic subsidiaries. One of the lenders in the syndicate is the existing debt holder under the LSA entered into in 2018
a
n
d
 amended in 2020. The proceeds of the revolving credit loan were used to early prepay the Company’s $25.0 million term loan. In connection with the transaction, the Company incurred $0.4 million in prepayment costs.
The secured revolving credit loan will consist of Alternate Base Rate (ABR) loans or Eurodollar Borrowings, at the Company’s option. ABR loans will bear interest at the ABR plus the applicable rate. Eurodollar Borrowings will bear interest at the Adjusted LIBO Rate plus the applicable rate. The ABR rate is based on the greatest of (a) the Prime Rate (b) the Federal Funds Effective Rate plus
1
⁄
2
of 1% and (c) the Adjusted LIBO Rate for a
one-month
Interest Period plus 1%. The adjusted LIBO rate is based on (a) the LIBO Rate multiplied by (b) the Statutory Reserve Rate. The applicable rate is based upon the Company’s liquidity as of the most recent consolidated financial information and ranges from
0.75
% to
2.25%.
The
credit agreement
contains customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, require the Company to satisfy certain financial covenants and restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate.
Non-compliance
with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit agreement
becoming immediately due and payable and termination of the commitments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form
10-Q
and our final prospectus, filed with the Securities and Exchange Commission, or the SEC, on May 26, 2021 pursuant to Rule 424(b) under the Securities Act of 1933, as amended. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form
10-Q,
including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year end is December 31, and our fiscal quarters end on March 31, June 30, September 30, and December 31.
Overview
Flywire is a leading global payments enablement and software company. Our next-gen
payments platform, proprietary global payment network and vertical-specific software help our clients get paid and help their customers pay with ease—no matter where they are in the world. Our clients rely on us for integrated solutions that are both global and local, and combine tailored invoicing, flexible payment options, and highly personalized omni-channel experiences. We believe we make generational advances for our clients by transforming payments into a source of value and growth for their organizations while delighting their customers with payment experiences that are engaging, secure, fast, and transparent.
Our
Flywire Advantage
is derived from three core elements: (i) our
next-gen
payments platform; (ii) our proprietary global payment network; and (iii) our vertical-specific software backed by our deep industry expertise. With our
Flywire Advantage
, we aim to power the transformation of our clients’ accounts receivable functions by automating paper and check-based business processes in addition to creating interactive, digital payment experiences for their customers. As a result, clients who implement our payments and software solutions can see increased digital payments and improved accounts receivable, higher enrollment in payment plans, and a reduction in customer support inquiries. We help our clients turn their accounts receivable functions into strategic, value-enhancing areas of their organizations.
We reach clients through various channels, with our direct channel being our primary go-to-market
strategy. Our industry-experienced sales and relationship management teams bring expertise and local reach, and our solution combines high-tech and high-touch functions backed by 24x7 multilingual customer support, resulting in high client and customer satisfaction. In addition, the value of our
Flywire Advantage
has been recognized, with global financial institutions and technology providers choosing to form channel partnerships with us. These partnerships promote organic referral and lead generation opportunities and enhance our indirect sales strategy.

The combination of our differentiated solution and efficient go-to-market
strategy has resulted in strong and consistent client growth.

•
Rapid domestic and international payments volume growth
.
We have grown our Total Payment Volume by approximately 75.7% period-over-period from approximately $2.7 billion during the six months ended June 30, 2020 to $4.8 billion during the six months ended June 30, 2021.

We have grown our Total Payment Volume by approximately 84.7% period-over-period from $1.0 billion during the three months ended June 30, 2020 to $1.9 billion during the three months ended June 30, 2021.

•
Expanded global payments network
.
Each year we have added to the capabilities of our payment network by means of new local bank accounts and payment partners, and have expanded our global reach to 243 countries and territories and 143 currencies.

•	Enjoyable and personalized user experience . Our NPS score of 64 in fiscal year 2020 demonstrates a strong affinity among our clients for our platform.

•
Strong dollar-based net retention
.
In 2018 and 2019, our net dollar-based retention rate was approximately 126% and 128%, respectively. In 2020, despite the impact of the
COVID-19
pandemic on our clients and the industries we serve, we had annual dollar-based net retention rate of 100%, added over 400 new clients, and maintained strong client retention of approximately 97%. We calculate the annual net dollar-based retention rate for a given year based on the weighted average of the quarterly net dollar-based retention rates for each quarter in that year. We calculate the quarterly net dollar-based retention rate for a given quarter by dividing the revenue we earned in that quarter by the revenue we earned from the same clients in the corresponding quarter of the previous year. Our calculation of quarterly net dollar-based revenue rate for a given quarter only includes revenue from clients that were clients at the beginning of the corresponding quarter of the previous year.

As of June 30, 2021, we serve over 2,400 clients around the world. In education, we serve more than 2,000 institutions and 1.8 million students globally as of June 30, 2021. In healthcare, we power more than 80 healthcare systems, including four of the top 10 healthcare systems in the United States ranked by hospital size as of December 31, 2020. In the industries we have more recently begun to address, travel and business to business payments, we have a growing portfolio of more than 300 clients as of June 30, 2021.

Our success in building our client base around the world and expanding utilization by our clients’ customers has allowed us to achieve significant scale. We enabled more than $7.5 billion in TPV during the year ended December 31, 2020 and $4.8 billion in TPV during the six months ended June 30, 2021. We generated revenue of $131.8 million and $94.9 million for the years ended December 31, 2020 and 2019, respectively, and incurred net losses of $11.1 million and $20.1 million for those same years. We generated revenue of $82.0 million and $56.5 million for the six months ended June 30, 2021 and 2020, respectively and incurred net loss of $26.8 million and $12.3 million, respectively, for the same six-month
periods.
We believe that the growth of our business and our operating results will be dependent upon many factors, including our ability to add new clients, expand the usage of our solutions by our existing clients and their customers, and increase the breadth and depth of our payments and software capabilities by adding new solutions. While these areas present significant opportunities for us, they also pose challenges and risks that we must successfully address in order to sustain the growth of our business and improve our operating results.
While we have experienced significant growth and increased demand for our solutions over recent periods, we expect to continue to incur losses in the short term and may not be able to achieve or maintain profitability in the future. Our marketing is focused on generating leads to develop our sales pipeline, building our brand and market awareness, scaling our network of partners and growing our business from our existing client base. We believe that these efforts will result in an increase in our client base, revenues, and improved margins in the long term. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. Additionally, we face intense competition in our market, and to succeed, we need to innovate and offer solutions that are differentiated from legacy payment solutions. We must also effectively hire, retain, train, and motivate qualified personnel and senior management. If we are unable to successfully address these challenges, our business, operating results, and prospects could be adversely affected.
Our Revenue Model
We derive revenue from transactions and platform and usage-based fees.
Transaction revenue
is earned from payment processing services provided to our clients. The fee earned on each transaction consists of a rate applied to the total payment value of the transaction, which can vary based on the payment method currency pair conversion and the geographic region in which our client and the clients’ customer resides. We also earn revenue from marketing fees from credit card service providers for marketing arrangements in which we perform certain marketing activities which we consider to be ancillary to the solutions we provide to our clients.
Platform and usage-based fee revenue
includes (i) fees earned for the utilization of our payment platform to optimize cash collections, (ii) fees collected on payment plans established by our clients on our payment platform, (iii) subscription fees and (iv) fees related to printing and mailing services which we consider to be ancillary to the solutions we provide to our clients.
Initial Public Offering
On May 28, 2021, we completed our initial public offering, or IPO, in which we issued and sold 12,006,000 shares of common stock at a public offering price of $24.00 per share, which included 1,566,000 shares of common stock issued pursuant to the exercise in full of the over-allotment option by the underwriters. We received $263.8 million in net proceeds from the IPO, after deducting underwriting discounts and commissions of $19.4 million and other offering costs of $4.9 million.

Key Operating Metrics and
Non-GAAP
Financial Measures
The following table sets forth our key operating metrics
and non-GAAP measures
for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
In Millions (Except Gross Margin and Adjusted Gross Margin)	2021	2020	2021	2020
Total Payment Volume	$1,923.8	$1,041.6	$4,786.5	$2,724.9
Revenue	$37.0	$23.8	$82.0	$56.5
Revenue Less Ancillary Services	$33.0	$18.6	$73.2	$48.0
Gross Margin	60.8%	49.2%	61.1%	56.3%
Adjusted Gross Margin	68.2%	62.9%	68.4%	66.3%
Net Loss	$(18.1)	$(16.0)	$(26.8)	$(12.3)
Adjusted EBITDA	$0.0	$(7.0)	$7.0	$(6.1)
For the six months ended June 30, 2021, transaction revenue and platform and usage-based fee revenue represented 69.2% and 30.8% of our revenue, respectively. For the six months ended June 30, 2020, transaction revenue and platform and usage-based fee revenue represented 64.6% and 35.4% of our revenue less ancillary services, respectively.
For the three months ended June 30, 2021, transaction revenue and platform and usage-based fee revenue represented 65.6% and 34.4% of our revenue, respectively. For the three months ended June 30, 2021, transaction revenue and platform and usage-based fee revenue represented 47.3% and 52.7% of our revenue less ancillary services, respectively.
For six months ended June 30, 2021, our total payment volume was approximately $4.8 billion, consisting of $2.9 billion of total payment volume from transactions included in transaction revenue and $1.9 billion of total payment volume from transactions included in platform and usage-based fee revenue. For the six months ended June 30, 2020, our total payment volume was approximately $2.7 billion, consisting of $1.7 billion of total payment volume from transactions included in transaction revenue and $1.0 billion of total payment volume from transactions included in platform and usage-based fee revenue.
For the three months ended June 30, 2021, our total payment volume was approximately $1.9 billion, consisting of $1.2 billion of total payment volume from transactions included in transaction revenue, and $0.7 billion of total payment volume from transactions included in platform and usage-based fee revenue. For the three months ended June 30, 2020, our total payment volume was approximately $1.0 billion, consisting of $0.5 billion of total payment volume from transactions included in transaction revenue, and $0.5 billion of total payment volume from transactions included in platform and usage-based fee revenue.
Total Payment Volume
To grow revenue from clients we must facilitate the use of our payment platform by our clients to process the amounts paid to them by their customers. The more our clients use our platform and rely upon our features to automate their payments, the more payment volume is processed on our solution. This metric provides an important indication of the value of the transactions that our clients’ customers are completing on our payment platform and is an indicator of our ability to generate revenue from our clients. We define total payment volume as the total amount paid to our clients on our payments platform in a given period.
Revenue Less Ancillary Services, Adjusted Gross Margin and Adjusted EBITDA
We use
non-GAAP
financial measures to supplement financial information presented on a GAAP basis. We believe that excluding certain items from our GAAP results allows management to better understand our consolidated financial performance from period to period and better project our future consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP
financial measures provide our stakeholders with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period to period comparisons. There are limitations to the use of the non-GAAP
financial measures presented here. Our
non-GAAP
financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP
financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

We use supplemental measures of our performance which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with GAAP.
These non-GAAP financial
measures include the following:

•
Revenue Less Ancillary Services
represents our consolidated revenue in accordance with GAAP after excluding (i) pass-through cost for printing and mailing services and (ii) marketing fees. We exclude these amounts to arrive at this supplemental non-GAAP
financial measure as we view these services as ancillary to the primary services we provide to our clients.

•
Adjusted Gross Margin
. Adjusted gross margin represents adjusted gross profit divided by Revenue Less Ancillary Services. Adjusted gross profit represents Revenue Less Ancillary Services less cost of revenue adjusted to (i) exclude pass-through cost for printing services and (ii) offset marketing fees against costs incurred. Management believes this presentation supplements the GAAP presentation of gross margin with a useful measure of the gross margin of our payment-related services, which are the primary services we provide to our clients.

•
Adjusted EBITDA
.
Adjusted EBITDA
represents EBITDA further adjusted by excluding (i) stock-based compensation expense, (ii) the impact from the change in fair value measurement for contingent consideration associated with acquisitions, (iii) the impact from the change in fair value measurement of our preferred stock warrants, (iv) other income (expense), net, (v) acquisition related transaction costs, and (vi) employee retention costs, such as incentive compensation, associated with acquisition activities. Management believes that the exclusion of these amounts to calculate Adjusted EBITDA provides useful measures for period-to-period
comparisons of our business.

These
non-GAAP financial
measures are not meant to be considered as indicators of performance in isolation from or as a substitute for revenue, gross margin or net loss prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of Revenue Less Ancillary Services, Adjusted Gross Margin and Adjusted EBITDA to the most directly comparable GAAP financial measure are presented below. We encourage you to review these reconciliations in conjunction with the presentation of the non-GAAP financial
measures for each of the periods presented. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items.
Reconciliations of
Non-GAAP
Financial Measures
The tables below provide reconciliations of Revenue Less Ancillary Services, Adjusted Gross Margin and Adjusted EBITDA on a consolidated basis for the periods presented.
Revenue Less Ancillary Services and Adjusted Gross Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions, Except for Gross Margin and Adjusted Gross Margin)	2021	2020	2021	2020
Revenue	$37.0	$23.8	$82.0	$56.5
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	(3.9)	(5.2)	(8.4)	(8.1)
Marketing fees	(0.1)	—	(0.4)	(0.4)

Revenue Less Ancillary Services	$33.0	$18.6	73.2	$48.0

Payment processing services costs	13.1	10.9	29.2	22.5
Hosting and amortization costs within technology and development expenses	1.4	1.2	2.7	2.2
Adjusted to:
Exclude printing and mailing costs	(3.9)	(5.2)	(8.4)	(8.1)
Offset marketing fees against related costs	(0.1)	—	(0.4)	(0.4)

Costs of revenue less ancillary services	$10.5	$6.9	$23.1	$16.2
Gross Profit	$22.5	$11.7	$50.1	$31.8
Gross Margin	60.8%	49.2%	61.1%	56.3%

Adjusted Gross Profit	$22.5	$11.7	$50.1	$31.8
Adjusted Gross Margin	68.2%	62.9%	68.4%	66.3%

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(In Millions)	Transaction	Platform and Usage- Based Fee	Revenue	Transaction	Platform and Usage- Based Fee	Revenue
Revenue	$24.3	$12.7	$37.0	$11.2	$12.6	$23.8
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(3.9)	(3.9)	—	(5.2)	(5.2)
Marketing fees	(0.1)	—	(0.1)	—	—	—

Revenue Less Ancillary Services	$24.2	$8.8	$33.0	$11.2	$7.4	$18.6

Percentage of Revenue	65.6%	34.4%	100%	47.2%	52.8%	100%
Percentage of Revenue less Ancillary Services	73.3%	26.7%	100%	60.2%	39.8%	100%

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(In Millions)	Transaction	Platform and Usage- Based Fee	Revenue	Transaction	Platform and Usage- Based Fee	Revenue
Revenue	$56.7	$25.3	$82.0	$36.5	$20.0	$56.5
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(8.4)	(8.4)	—	(8.1)	(8.1)
Marketing fees	(0.4)	—	(0.4)	(0.4)	—	(0.4)

Revenue Less Ancillary Services	$56.3	$16.9	$73.2	$36.1	$11.9	$48.0

Percentage of Revenue	69.2%	30.8%	100%	64.5%	35.5%	100%
Percentage of Revenue less Ancillary Services	76.9%	23.1%	100%	75.2%	24.8%	100%
EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Millions)	2021	2020	2021	2020
Net loss	$(18.1)	$(16.0)	$(26.8)	$(12.3)
Interest expense	0.7	0.7	1.3	1.3
Provision for (benefit from) income taxes	0.3	0.3	0.5	(7.4)
Depreciation and amortization	2.2	1.7	4.3	3.2

EBITDA	(14.9)	(13.3)	(20.7)	(15.2)
Stock-based compensation expense	2.4	1.0	12.8	1.8
Change in fair value of contingent consideration	1.6	4.0	1.6	3.7
Change in fair value of preferred stock warrant liability	9.8	—	10.8	0.3
Other (income) expense, net (1)	(0.1)	(0.1)	0.3	(0.1)
Acquisition related transaction costs (2)	—	—	—	1.3
Acquisition related employee retention costs (3)	1.1	1.4	2.1	2.1

Adjusted EBITDA	$(0.1)	$(7.0)	$6.9	$(6.1)

(1)
For the three months ended June 30, 2021 and 2020, other (income) expense consisted ($0.1) million and ($0.1) million due to losses from remeasurement of foreign currency transactions into their functional currency, respectively. For the six months ended June 30, 2021 and 2020, other (income) expense consisted of gains (losses) from the remeasurement of foreign currency transactions into their functional currency of $0.3 million and ($0.1) million, respectively.

(2)	Acquisition related costs consisted of legal and advisory fees incurred in connection with the Simplee acquisition.
(3)	Acquisition related employee retention costs consisted of costs incurred to retain and compensate Simplee’s employees in connection with integration of the business.

Key Factors Affecting Our Performance
Increased Utilization by Our Clients and Their Customers
Our ability to monetize our payments platform and global payment network is an important part of our business model. Today, we charge a fee based on the total payment volume we process on behalf of our clients. Our revenue and payment volume increases as our clients process more transactions on our payment platform and more money is collected through our global payment network. Increased average size of the payments processed on our payment platform also increases our revenue. Our ability to influence clients to process more transactions on our platform will have a direct impact on our revenue.
In addition, sustaining our growth requires continued adoption of our platform by new clients and further adoption of use cases such as payment plans, by our clients’ customers. Our ability to influence our clients to expand their customers’ usage of our platform also depends on our ability to successfully introduce new solutions, such as our solutions to support payments by international education consultants and our B2B solutions.
Mix of Business on Our Platform
Our revenue is affected by several factors, including the amount of payment volume processed by us on behalf of our clients, the industry in which our clients operate, the currency in which payments are made and received and the number of payment plans initiated by our clients’ customers. For example, we recognize more transaction revenue as our clients engage in cross border payment flows which may increase or decrease depending on the industry in which our clients operate. We may experience shifts in the type of revenue we earn (transaction revenue or platform and usage-based fee revenue) depending on the nature of the activity of our clients and our clients’ customers on our platform.
Investment in Technology and Development and Sales and Marketing
We make significant investments in both new solutions and existing solution enhancement. New solution features and functionality are brought to market through a variety of distribution and promotional activities. We will continue to adopt emerging technologies, expand our library of software integrations and invest in the development of more features. While we expect our expenses related to technology and development to increase, we believe these investments will contribute to long-term growth and profitability.
Additionally, we will continue to expand efforts to market our payment platform and global payment network directly to our clients through comprehensive marketing initiatives. We are focused on the effectiveness of sales and marketing spending and will continue to be strategic in maintaining efficient client acquisition, including adjusting spending levels as needed in response to changes in the economic environment.
Seasonality
Our operating results and operating metrics are subject to seasonality and volatility, which could result in fluctuations in our quarterly revenues and operating results or in perceptions of our business prospects. We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenue, which can vary by geographic corridor. For instance, our revenue has historically been strongest in our first and third quarters and weakest in our second quarter. Some variability results from seasonal events including the timing of when our education clients’ customers make their tuition payments on our payment platform and the number of business days in a month or quarter. We also experience volatility in certain other metrics, such as transactions processed and total payment volume.
Economic Conditions and Resulting Consumer Spending Trends
Changes in macro-level consumer spending for education, healthcare and travel trends, including as a result of
COVID-19,
could affect the amounts of volumes processed on our platform, thus resulting in fluctuations to our revenue streams.
Impact of the
COVID-19
Pandemic
The unprecedented and rapid spread of
COVID-19
as well as the
shelter-in-place
orders, promotion of social distancing measures, restrictions to businesses deemed non-essential,
and travel restrictions implemented throughout the United States and globally have significantly impacted the verticals in which we have been predominantly focused over the last decade, including payment volumes, sales cycles and time to implementation in those verticals. However, we have not experienced any significant client attrition and our net dollar-based retention rate remained strong. In 2018 and 2019, our net dollar-based retention rate was 126% and 128%, respectively. In 2020, despite the impact of the
COVID-19
pandemic on our clients and the industries we serve, we had annual dollar-based net retention rate of 100%, added over 400 new clients, and maintained strong client retention of approximately 97%. During the six months ended June 30, 2021, we have added an additional 400 clients and have increased hiring plans to focus on growth and continuity. As variants of
COVID-19
emerge we will continue to evaluate the nature and extent of these potential impacts to our business, consolidated financial statements, and liquidity.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. The CARES Act did not have a material impact on our consolidated financial statements for the year ended December 31, 2020 or the three or six months ended June 30, 2021. We continue to monitor any effects that may result from the CARES Act or other government relief programs that are made available.
Diversified Mix of Clients
Following the onset of the
COVID-19
pandemic, payment volumes and revenue from education clients relying on international enrollments declined significantly, but we saw significant strength in revenue from healthcare clients, particularly as out-of-pocket
costs for our clients’ customers continued to remain high. There can be no assurance that such trends or that the levels of revenue that we generate from our healthcare clients will continue.
Dynamic Changes to Client Communication and Product Solutions
In response to the macroeconomic impact of the
COVID-19
pandemic, we initiated a series of refinements to our technology and personalization engine to optimize our clients’ ability to offer payment plans and communicate effectively and digitally with their customers. For example, we developed streamlined versions of our solution that allowed healthcare clients to rapidly deploy secure payment capabilities in support of newly emergent telehealth services that were deployed in the early phases of the
COVID-19
to enable remote healthcare services. Similarly, we configured some of our education payment plan solutions for a very streamlined implementation in support of our clients’ requests for affordability solutions for their students that could be deployed with minimal IT involvement. While we continue to invest in our technology and product capabilities, our ability to continue providing streamlined and effective products through our technology platform may impact our ability to retain and win new clients in the future. We believe that our ability to help increase payment affordability has become more critical to our clients during the
COVID-19
pandemic as the lack of affordability drives the need for more financial flexibility.
Business Continuity
In response to
COVID-19
developments, we implemented measures to focus on the safety of our employees and support of our clients, while at the same time seeking to mitigate the impact on our financial position and operations. We have implemented remote working capabilities for our entire organization and to date, there has been minimal disruption to our operations. As vaccination rates have increased, our offices have reopened in limited capacity. We have also increased our hiring plan to address key roles with the goal of ensuring continuity and growth.
Components of Results of Operations
Revenue
We generate revenue from transactions and platform and usage-based fees as described below.
Transaction Revenue
Transaction revenue consists of a fee based on the total payment volume processed through our payment platform and global payment network. The fee can vary depending on the geographic region in which our client and client’s customer resides, the payment method selected by our clients’ customer and the currencies in which the transaction is completed on our solution. Fees received are reported as revenue upon the completion of payment processing transaction.
We also earn marketing fees from credit card service providers for marketing arrangements in which we perform certain marketing activities to increase the awareness of the credit card provider and promote certain methods of payments on our payment platform. Fees from these marketing services are recognized as revenue when we complete our obligations under the marketing arrangements. We do not expect our marketing services revenue to be material in future periods.
Platform and Usage-Based Fee Revenue
We earn revenue from many of our clients based on the amount of accounts receivable they collect through our platform. For these services, we are paid a platform and usage-based fee based on the total payment volume that our clients collect. We also earn revenue from clients’ customers when they enter into a payment plan and make actual payments against a payment plan in satisfying their obligation to our client. Additionally, we earn a subscription fee from some of our clients for their use of our payment platform. Finally, we earn fees from providing other ancillary services to our clients including printing and mailing services.

Payment Processing Services Costs
Payment processing services costs consist of costs incurred to process payment transactions which include banking and credit card processing fees, foreign currency translation costs, partner fees personnel-related expenses for our employees who facilitate these payments and personnel related expenses for our employees who provide implementation services to our clients. We expect that payment processing services costs will increase in absolute dollars but may fluctuate as a percentage of revenue from period to period, as we continue to invest in scaling our processing operations and grow our revenue base.
Technology and Development
Technology and development includes (a) costs incurred in connection with the development of our solution and the improvement of existing solutions, including the amortization of software and website development costs incurred in developing our solution, which are capitalized, and acquired developed technology, (b) site operations and other infrastructure costs incurred, (c) amortization related to capitalized cost to fulfill a contract, (d) personnel-related expenses, including salaries, stock based compensation and other expenses, (e) hardware and software engineering, consultant services and other costs associated with our technology platform and products, (f) research materials and facilities, and (g) depreciation and maintenance expense.
We believe delivering new functionality is critical to attract new clients and expand our relationship with existing clients. We expect to continue to make investments to expand our solutions in order to enhance our clients’ experience and satisfaction, and to attract new clients. We expect our technology and development expenses to increase in absolute dollars, but they may fluctuate as a percentage of revenue from period to period as we expand our technology and development team to develop new solutions and enhancements to existing solutions.
Selling and Marketing
Selling and marketing expenses consist of personnel-related expenses, including stock-based compensation expense, sales commissions, amortization of acquired client relationship intangible assets, marketing program expenses, travel-related expenses and costs to market and promote our solutions through advertisements, marketing events, partnership arrangements, and direct client acquisition.
We focus our sales and marketing efforts on generating awareness of our company, platform, and solutions, creating sales leads, and establishing and promoting our brand. We plan to continue investing in sales and marketing efforts by driving our go-to-market
strategies, building our brand awareness, and sponsoring additional marketing events; however, we will adjust our sales and marketing spend level as needed, and this may fluctuate from period to period, in response to changes in the economic environment.
General and Administrative
General and administrative expenses consist of personnel-related expenses, including stock-based compensation expense, for finance, risk management, legal and compliance, human resources and information technology functions, costs incurred for external professional services, as well as rent, and facility and insurance costs. We expect to incur additional general and administrative expenses as we continue to invest in our planned growth of our business. We also expect to increase the size of our general and administrative functions to support the growth in the business, and to operate as a public company. As a result, we expect that our general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of revenue from period to period.
Interest Expense
Interest expense consists of interest incurred on our Loan and Security Agreement (LSA) with a lender. During 2018, we borrowed $25.0 million under the LSA to complete our acquisition of OnPlan Holdings LLC. On April 25, 2020, we entered into a Joinder and Second Amendment to the LSA to refinance the LSA. As part of the refinancing, the lender re-advanced
$4.2 million of principal paid on the loan through May 1, 2020. The LSA is interest only until May 2023 and bears annual interest at a rate equal to the greater of (i) 5.25% above the prime rate or (ii) 8.50%. Previously, our interest rate was at an annual fixed rate of 8.5%. In July 2021, we refinanced our existing debt giving us access to $50 million in revolving debt. This credit facility has an adjustable rate of interest, at our option, either at an annual rate based on Alternate Base Rate (“ABR”), which references the prime rate, plus an applicable margin or LIBOR plus an applicable margin. Loans based on ABR shall bear interest at a rate between ABR plus 0.75% and ABR plus 1.25%, and loans based on LIBOR shall bear interest at a rate between LIBOR plus 1.75% and LIBOR plus 2.25%, depending on our liquidity.

Change in Fair Value of Preferred Stock Warrant Liability
In connection with our financing arrangements, we issued warrants to purchase convertible preferred stock to a lender. The warrants to purchase preferred stock provide for net share settlement under which the maximum number of shares that could be issued represents the total amount of shares under the warrant agreements. These warrants are classified as liabilities on our consolidated balance sheets as these are free standing instruments that may require us to transfer an asset upon exercise. The warrant liability associated with these warrants was recorded at fair value on the issuance date of the warrants and was marked to market each reporting period based on changes in the warrants’ fair value calculated using the Black-Scholes model. Following our IPO, we no longer have to measure the change in fair value of preferred stock warrant liability in our consolidated statements of operations and comprehensive loss due to the preferred stock warrants either being fully exercised or converted to warrants to purchase common stock.
Other Income (Expense), Net
Other income (expense), net consists of interest income and gains and losses from the remeasurement of foreign currency transactions into its functional currency.
Provision for (Benefit From) Income Tax
Provision for (benefit from) income taxes consists of foreign and state income taxes. We have generated net operating loss (NOL) carryforwards for U.S. Federal tax purposes as we expand the scale of our international business activities. Any changes in the U.S. and foreign taxation of such activities may increase our overall provision for income taxes in the future.
We have a valuation allowance for our U.S. deferred tax assets, including federal and state NOLs. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized through expected future taxable income generated in the United States.
Results of Operations
Comparison of results for the Six Months Ended June 30, 2021 and 2020
The following table sets forth our consolidated results of operations for periods presented:

	Six Months Ended June 30,
(Dollars In Millions)	2021	2020	$ Change	% Change
Revenue	$82.0	$56.5	$25.5	45.1%
Payment processing and service costs	29.2	22.5	6.7	29.8
Technology and development	14.5	11.7	2.8	23.9
Selling and marketing	22.8	16.7	6.1	36.5
General and administrative	29.5	23.8	5.7	23.9
Total costs and operating expense	96.0	74.7	21.3	28.5
Loss from operations	(14.0)	(18.2)	4.2	(23.1)
Interest expense	(1.2)	(1.3)	0.1	(7.7)
Change in fair value of preferred stock warrant liability	(10.8)	(0.3)	(10.5)	3500.0
Other income (expense), net	(0.3)	0.1	(0.4)	(400.0)
Total other expenses, net	(12.3)	(1.5)	(10.8)	720.0
Loss before income taxes	(26.3)	(19.7)	(6.6)	33.5
Provision for (Benefit from) income taxes	0.5	(7.4)	7.9	(106.8)
Net income (loss)	(26.8)	(12.3)	(14.5)	117.9
Foreign currency translation adjustment	0.3	(0.3)	0.6	(200.0)

Comprehensive income (loss)	$(26.5)	$(12.6)	$(13.9)	110.3%

Revenue
Revenue was $82.0 million for the six months ended June 30, 2021, compared to $56.5 million for the six months ended June 30, 2020, an increase of $25.5 million or 45.1%.

	Six Months Ended June 30,
(Dollars In Millions)	2021	2020	$ Change	% Change
Transaction revenue	$56.7	$36.5	$20.2	55.3%
Platform and usage-based fee revenue	25.3	20.0	5.3	26.5

Revenue	$82.0	$56.5	$25.5	45.1%

Transaction revenue was $56.7 million for the six months ended June 30, 2021, compared to $36.5 million for the six months ended June 30, 2020, an increase of $20.2 million or 55.3%. The increase in transaction revenue was primarily driven by transactions originating in regions where we generate more transaction volume. Total payment volume increased 68.3% during the six months ended June 30, 2021 to $2.9 billion. Our marketing services revenue remained consistent in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Platform and usage-based fee revenue was $25.3 million for the six months ended June 30, 2021, compared to $20.0 million for the six months ended June 30, 2020, an increase of $5.3 million or 26.5%. The increase in platform and usage-based fee revenue was driven by the full six months of revenue from Simplee and increased usage by our clients.
Payment Processing Services Costs
Payment processing services costs were $29.2 million for the six months ended June 30, 2021, compared to $22.5 million for the six months ended June 30, 2020, an increase of $6.7 million or 29.8%. The increase in payment processing services costs is correlated with the increase in total payment volume of 75.7% over the same period, and was offset by lower processing costs related to bank, credit card and alternative payment transactions.
Technology and Development
Technology and development expenses were $14.5 million for the six months ended June 30, 2021, compared to $11.7 million for the six months ended June 30, 2020, an increase of $2.8 million or 23.9%. The increase in technology and development cost was primarily driven by an increase in stock-based compensation expense, personnel costs, and an increase in amortization expense. Personnel costs were $8.3 million for the six months ended June 30, 2021, compared to $7.8 million for the six months ended June 30, 2020 an increase of $0.5 million or 6.4%. Stock-based compensation expense was $1.5 million for the six months ended June 30, 2021, compared to $0.4 million for the six months ended June 30, 2020, an increase of $1.1 million. The increase in personnel costs was primarily driven by an increase in headcount within our technology and development teams partially offset by the capitalization of internally developed software costs during the period of $3.5 million. Amortization of intangible assets was $2.0 million for the six months ended June 30, 2021, compared to $1.5 million for the six months ended June 30, 2020, an increase of $0.5 million or 33.3%. The increase in amortization expense was the result of the acquisition of Simplee.
Selling and Marketing
Selling and marketing expenses were $22.8 million for the six months ended June 30, 2021, compared to $16.7 million for the six months ended June 30, 2020, an increase of $6.1 million or 36.5%. The increase in selling and marketing expenses was primarily driven by an increase in personnel costs, stock-based compensation and an increase in professional fee expenses, partially offset by a decrease in travel related expenses. Stock-based compensation was $3.4 million for the six months ended June 30, 2021, compared to $0.6 million for the six months ended June 30, 2020, an increase of $2.8 million. Personnel costs increased by $2.5 million. The increase in personnel costs was primarily driven by an increase in headcount within our selling and marketing teams and commissions earned on sales during the period. Amortization of intangibles was $1.2 million for the six months ended June 30, 2021, compared to $0.9 million for the six months ended June 30, 2020, an increase of $0.3 million or 33.3%. The increase in amortization expense was the result of the acquisition of Simplee which added $48.3 million of acquired client relationships, which have a weighted-average amortization period of 12 years. Professional fees were $1.6 million for the six months ended June 30, 2021, compared to $0.7 million for the six months ended June 30, 2020, an increase of $0.3 million or 33.3%. Travel related costs during the six months ended June 30, 2021 decreased by $0.3 million compared to the same period in 2020.

General and Administrative Expenses
General and administrative expenses were $29.5 million for the six months ended June 30, 2021, compared to $23.8 million for the six months ended June 30, 2020, an increase of $5.7 million or 23.9%. The increase in general and administrative expenses was primarily driven by the increase in stock-based compensation, professional fees and personnel offset by the change in the fair value of contingent consideration and acquisition related expenses. Stock-based compensation was $7.9 million for the six months ended June 30, 2021, compared to $0.8 million for the six months ended June 30, 2020, an increase of $7.1 million. The increase in compensation is directly attributable to incremental compensation charges taken in relation to a secondary sale during the period that involved stockholders who were also our employees. Professional fees were $3.2 million for the six months ended June 30, 2021, compared to $2.1 million for the six months ended June 30, 2020, an increase of $1.1 million. Personnel costs were $11.5 million for the six months ended June 30, 2021, compared to $10.6 million for the six months ended June 30, 2020, an increase of $0.9 million primarily due to increased headcount. The change in the fair value of contingent consideration related to acquisitions was $1.6 million for the six months ended June 30, 2021, compared to $3.7 million for the six months ended June 30, 2020, a decrease of $2.1 million. Acquisition costs were $0.0 million for the six months ended June 30, 2021, compared to $1.3 million for the six months ended June 30, 2020.
Interest Expense
Interest expense were $1.2 million for the six months ended June 30, 2021, compared to $1.3 million for the six months ended June 30, 2020, a decrease of $0.1 million. The decrease is attributable to non-cash
interest expense being amortized over a longer period of time after the 2020 loan refinancing.
Change in Fair Value of Preferred Stock Warrant Liability
The change in fair value of preferred stock warrant liability was $10.8 million for the six months ended June, 2021, compared to $0.3 million for the six months ended June 30, 2020, an increase of $10.5 million. The increase in the fair value of the preferred stock warrant liability was due to the increase in the value of our preferred stock.
Other Income (Expense), net
Other income (expense), net, was ($0.3) million for the six months ended June 30, 2021, compared to less than $0.1 million for the six months ended June 30, 2020. Losses from the remeasurement of foreign currency transactions into their functional currencies were $0.3 million for the six months ended June 30, 2021, compared to less than $0.1 million for the six months ended June 30, 2020.
Provision for (Benefit From) Income Taxes
The expense from income taxes was $0.5 million during the six months ended June 30, 2021, compared to a tax benefit of $7.4 million for the six months ended June 30, 2020, an increase of $7.9 million. During the six months ended June 30, 2021, we recorded an income tax expense of $0.5 million, which was primarily attributable to foreign taxes, compared to the six months ended June 30, 2020, we recorded an income tax benefit of $7.4 million, which was primarily attributable to a non-recurring
benefit of $8.4 million relating to the release of a portion of our valuation allowance. This release was due to taxable temporary differences recorded as part of the Simplee acquisition which are a source of income to realize certain pre-existing
federal and state deferred tax assets. Our effective tax rate was 1.8% for the six months ended June 30, 2021 compared to 37.4% for the six months ended June 30, 2020.
Comparison of results for the Three Months Ended June 30, 2021 and 2020
The following table sets forth our consolidated results of operations for periods presented:

	Three Months Ended June 30,
(Dollars In Millions)	2021	2020	$ Change	% Change
Revenue	$37.0	$23.8	$13.2	55.5%
Payment processing and service costs	13.1	10.9	2.2	20.2
Technology and development	6.9	6.4	0.5	7.8
Selling and marketing	10.9	8.1	2.8	34.6
General and administrative	13.6	13.5	0.1	0.7
Total costs and operating expense	44.5	38.9	5.6	14.4
Loss from operations	(7.5)	(15.1)	7.6	(50.3)
Interest expense	(0.6)	(0.7)	0.1	(14.3)
Change in fair value of preferred stock warrant liability	(9.8)	—	(9.8)	NM
Other income (expense), net	0.1	0.1	0.0	0.0

	Three Months Ended June 30,
(Dollars In Millions)	2021	2020	$ Change	% Change
Total other expenses, net	(10.3)	(0.6)	(9.7)	1616.7
Loss before income taxes	(17.8)	(15.7)	(2.1)	13.4
Provision for (Benefit from) income taxes	0.3	0.3	0.0	0.0
Net income (loss)	(18.1)	(16.0)	2.1	13.1
Foreign currency translation adjustment	(0.1)	(0.2)	0.1	(50.0)

Comprehensive income (loss)	$(18.2)	$(16.2)	$(2.0)	12.3%

Revenue
Revenue was $37.0 million for the three months ended June 30, 2021, compared to $23.8 million for the three months ended June 30, 2020, an increase of $13.2 million or 55.5%.

	Three Months Ended June 30,
(Dollars In Millions)	2021	2020	$ Change	% Change
Transaction revenue	$24.3	$11.2	$13.1	117.0%
Platform and usage-based fee revenue	12.7	12.6	0.1	0.8

Revenue	$37.0	$23.8	$13.2	55.5%

Transaction revenue was $24.3 million for the three months ended June 30, 2021, compared to $11.2 million for the three months ended June 30, 2020, an increase of $13.1 million or 117.0%. The increase in transaction revenue was primarily driven by transactions originating in regions where we generate more transaction volume. Total payment volume increased 126.5% during the six months ended June 30, 2021 to $1.2 billion. This increase was partially offset by a $0.1 million decrease in marketing services revenue. Our marketing services revenue declined as a result of our payment partners using fewer of our marketing services in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Platform and usage-based fee revenue was $12.7 million for the three months ended June 30, 2021, compared to $12.6 million for the three months ended June 30, 2020, an increase of $0.1 million or 0.8%. The increase in platform and usage-based fee revenue was driven by increased usage by our clients.
Payment Processing Services Costs
Payment processing services costs were $13.1 million for the three months ended June 30, 2021, compared to $10.9 million for the three months ended June 30, 2020, an increase of $2.2 million or 20.2%. The increase in payment processing services costs is correlated with the increase in total payment volume of 84.7% over the same period, and was offset by lower processing costs related to bank, credit card and alternative payment transactions.
Technology and Development
Technology and development expenses were $6.9 million for the three months ended June 30, 2021, compared to $6.4 million for the three months ended June 30, 2020, an increase of $0.5 million or 7.8%. The increase in technology and development cost was primarily driven by an increase in stock-based compensation expense and an increase in amortization expense. Stock-based compensation expense was $0.4 million for the three months ended June 30, 2021, compared to $0.2 million for the three months ended June 30, 2020, an increase of $0.2 million. Amortization of intangible assets was $1.2 million for the three months ended June 30, 2021, compared to $0.9 million for the three months ended June 30, 2020, an increase of $0.3 million or 33.3%. The increase in amortization expense was the result of the acquisition of Simplee.
Selling and Marketing
Selling and marketing expenses were $10.9 million for the three months ended June 30, 2021, compared to $8.1 million for the three months ended June 30, 2020, an increase of $2.8 million or 34.6%. The increase in selling and marketing expenses was primarily driven by an increase in personnel costs, professional fees and marketing. Personnel costs increased by $1.7 million. The increase in personnel costs was primarily driven by an increase in headcount within our selling and marketing teams and commissions earned on sales during the period. Professional fees were $0.7 million for the three months ended June 30, 2021, compared to $0.2 million for the three months ended June 30, 2020 an increase of $0.5 million due to increase in third party commissions and IPO related services. Marketing costs were $0.8 million for the three months ended June 30, 2021, compared to $0.4 million for the three months ended June 30, 2020, an increase of $0.4 million due to IPO related marketing expenses.

General and Administrative Expenses
General and administrative expenses were $13.6 million for the three months ended June 30, 2021 and $13.5 million for the three months ended June 30, 2020, an increase of $0.1 million or 0.7%. The increases in general and administrative expenses primarily driven by the increase in stock-based compensation, personnel, professional fees, other costs. These increases were offset by decreases in the fair value of contingent consideration expense. Stock-based compensation was $1.2 million for the three months ended June 30, 2021, compared to $0.4 million for the three months ended June 30, 2020, an increase of $0.8 million. The increase in compensation is directly attributable to incremental compensation charges taken in relation to a secondary sale during the period that involved stockholders who were also our employees. Personnel costs were $6.0 million for the three months ended June 30, 2021, compared to $5.2 million for the three months ended June 30, 2020, an increase of $0.8 million due to increase in headcount. Professional fees were $1.9 million for the three months ended June 30, 2021, compared to $1.2 million for the three months ended June 30, 2020, an increase of $0.7 million due to costs related to IPO. The change in the fair value of contingent consideration related to acquisitions was $1.6 million for the three months ended June 30, 2021, compared to $4.0 million for the three months ended June 30, 2020, a decrease of $2.4 million.
Interest Expense
Interest expense was $0.6 million for the three months ended June 30, 2021, compared to $0.7 million for the three months ended June 30, 2020, a decrease of ($0.1) or (14.3%). The decrease in interest expense was driven by the loan refinancing that allowed debt issuance costs to be taken over a longer period of time.
Change in Fair Value of Preferred Stock Warrant Liability
The change in fair value of preferred stock warrant liability was $9.8 million for the three months ended June 30, 2021, compared to $0.0 million for the three months ended June 30, 2020, an increase of $9.8 million. The increase in the fair value of the preferred stock warrant liability was due to the increase in the fair value of our common stock on the date of the IPO versus the exercise price of the warrants.
Other Income (Expense), net
Other income (expense), net, was consistent at $0.1 million for the three months ended June 30, 2021 and June 30, 2020.
Provision for (Benefit From) Income Taxes
The expense from income taxes was $0.3 million during the three months ended June 30, 2021, compared to a provision for income taxes of $0.3 million for the three months ended June 30, 2020. The tax expense for the three months ended June 30, 2021 and 2020 was primarily attributable to foreign taxes. Our effective tax rate was 1.6% for the three months ended June 30, 2021 compared to 1.7% for the three months ended June 30, 2020.

Liquidity and Capital Resources
Since inception, we have financed operations primarily through proceeds received from sales of equity securities and payments received from our clients as further detailed below.
In May 2021, we completed our IPO which resulted in aggregate net proceeds of $263.8 million, after underwriting discounts of $19.4 million and issuance costs of $4.9 million. As of June 30, 2021, our principal source of liquidity is cash of $417.0 million.
We believe that our existing cash will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from clients, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the price at which we are able to purchase public cloud capacity, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

The following table sets forth summary cash flow information for the periods presented.

	Six Months Ended June 30,
(In Millions)	2021	2020
Net cash provided by (used in) operating activities	$(13,553)	$(40,609
Net cash used in investing activities	(3,582)	(80,662)
Net cash (used in) provided by financing activities	324,870	118,796
Effect of exchange rate changes on cash and cash equivalents	239	(428)

Net (decrease) increase in cash, cash equivalents and restricted cash.	$307,974	$(2,903)

Operating Activities
Net cash used in operating activities consists of net loss adjusted for certain non-cash
items and changes in other assets and liabilities.
During the six months ended June 30, 2021, cash used in operating activities of $13.6 million was primarily the result of net loss of $26.8 million adjusted for non-cash
expenses of $30.0 million, which primarily include depreciation and amortization of $4.3 million, stock-based
compensation expenses of $12.8 million, and the change in fair value of preferred stock warrant liability of $10.8 million, offset by $16.7 million related to changes in our operating assets and liabilities. Net cash used by changes in operating assets and liabilities consisted primarily of a $14.5 million decrease in funds payable to clients due to the timing of when we settle the amounts we owe to our clients, a $3.2 million decrease in contingent consideration, and a $7.7 million decrease in prepaid expenses and other assets, offset by a $5.5 million decrease in funds receivables from payment partners due to the timing of when our payment partners settle the amounts they owe to us, and a $3.1 million decrease in accounts payable, accrued expenses and other current liabilities.
Investing Activities
During the six months ended June 30, 2021, cash used in investing activities of $3.6 million was primarily the result of the capitalization of internally-developed software costs of $3.5 million and an acquisition of an asset of $0.1 million.
During the six months ended June 30, 2020, cash used in investing activities of $80.7 million was primarily the result of our acquisition of Simplee for a purchase price of $79.4 million in cash and $1.3 million related to the capitalization of internally-developed software costs.
Financing Activities
During the six months ended June 30, 2021, cash provided by financing activities of $324.9 million was primarily driven by the net proceeds received from our IPO of $264.8 million, net proceeds received from our sale of preferred stock for aggregate proceeds of $59.7 million and proceeds from the exercise of stock options and warrants of $4.1 million, partially offset by payments for contingent consideration of $3.8 million related to our acquisition of Simplee and $3.8 million related to offering costs associated with our IPO.
During the six months ended June 30, 2020, cash provided by financing activities of $118.8 million was the result of our sale of preferred stock for aggregate proceeds of $119.8 million and $0.5 million from the proceeds of the exercise of stock options. The increase was offset by $1.3 million related to contingent consideration paid during the period.
As of June 30, 2021, we had $25.0 million of outstanding indebtedness under the LSA. The proceeds of the Term Loan were used to purchase OnPlan Holdings, LLC. On April 25, 2020, we entered into a Joinder and Second Amendment to the LSA to refinance the LSA. As part of the refinancing, the lender institution re-advanced
$4.2 million of principal paid on the loan through May 1, 2020. The LSA is interest only until May 2023 and bears annual interest at a rate equal to the greater of (i) 5.25% above the prime rate of (ii) 8.50%. Beginning on June 1, 2023, we will make 24 equal principal payments. Refer to Note 10 in our unaudited condensed consolidated financial statements included elsewhere in this Form
10-Q
for additional details related to our LSA.

Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2021:

	Payments Due by Year
(In Thousands)	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
Operating lease obligations	$5,273	$1,582	$3,673	$18	—
Debt obligations	25,000	—	7,292	17,708	—

Total	$30,273	$1,582	$10,965	$17,726	—

Critical Accounting Policies
Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form
10-Q
are prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
There have been no material changes to our critical accounting policies and estimates as compared to those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Final Prospectus.
Emerging Growth Company Status
The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to nonpublic companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies, and our financial statements may not be comparable to other public companies that comply with new or revised accounting pronouncements as of public company effective dates. We may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for nonpublic companies.
We will cease to be an emerging growth company on the date that is the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (ii) December 31, 2026, (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.
We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. See “Risk Factors—Risks Related to Ownership of Our Common Stock—We are an emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

Recent Accounting Pronouncements
We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 1 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on
Form 10-Q,
such standards will not have a material impact on our consolidated financial statements or do not otherwise apply to our operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We have operations both within the United States and globally, and we are exposed to market risks in the ordinary course of our business, including foreign currency fluctuations and the effects of interest rate changes. Information relating to quantitative and qualitative disclosures about these market risks is described below.
Interest Rate Risk
Borrowings incurred under our credit facility accrue interest at a floating per annum rate equal to the greater of (i) 5.25% above the prime rate; or (ii) 8.50%. As of June 30, 2021, $25.0 million was outstanding under our credit facility. An immediate 10% increase or decrease in interest rates would not have a material effect on our financial position, results of operations or cash flows.
Foreign Currency Exchange Risk
For our cross-border payments, we have short term foreign currency exchange exposure, typically between one and four days. Our cross-border payment service allows our client’s customers to use their local currency to pay our clients. When a client’s customer books a cross-border payment in the customer’s local currency, we provide an amount to be paid to the client in that local currency based on the foreign exchange rate then in effect. The client’s customer then has a certain amount of time to complete payment—one to four days—that may differ depending on the payment method selected. When our client’s customer makes the payment and we process these funds to our clients through our global payment network, the actual exchange rate may differ from the exchange rate that was initially used to calculate the amount payable by the client’s customer due to foreign exchange rate fluctuations. The amount our client’s customers pay in their local currency is not adjusted for changes in foreign exchange rates between booking the transaction and the date the funds are paid and converted. If the value of the currency used by the client’s customer weakens relative to the currency in which funds are remitted to our clients we may be required to cover the shortfall in remitted funds. This could have an unfavorable effect on our cash flows and operating results. We have been leveraging our in-house
currency hedging algorithms since 2014, including entering into non-deliverable
forward foreign currency contracts, to mitigate the volatility related to fluctuations in the foreign exchange rates. As a result, to date foreign currency fluctuations with respect to our cross-border payments have not resulted in a materially unfavorable effect on our operating results, financial position or cash flows. In addition, our reporting currency is the U.S. Dollar. The financial statements of our foreign subsidiaries are translated from local currency into U.S. Dollars using the exchange rate at the balance sheet date for assets and liabilities, and the average exchange rate in effect during the period for revenue and expenses. Our functional currency and the functional currency of our subsidiaries, with the exception of our UK subsidiary, is the U.S. Dollar. The functional currency for our UK subsidiary is considered to be the local currency and, accordingly, translation adjustments for this entity are included as a component of accumulated other comprehensive loss in our consolidated balance sheets. Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as other income (expense), net in the consolidated statements of operations and comprehensive loss. We do not believe a 10% increase or decrease in current exchange rates would have a material impact on our operating results, financial position or cash flows.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form
10-Q.
The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form
10-Q,
our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule
13a-15(d)
and
15d-15(d)
of the Exchange Act that occurred during the period covered by this Quarterly Report on Form
10-Q
that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, including patent, commercial, product liability, employment, class action, whistleblower, and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. We are not currently a party to any legal proceedings that we believe to be material to our business or financial condition. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A.	Risk Factors.
Investing in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Form
10-Q,
including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included elsewhere in this Form
10-Q
and in our Final Prospectus before deciding whether to invest in shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, liquidity, operating results, and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.
Risk Factors Summary
Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:
Risks Related to Our Business and Industry

•	We have a history of operating losses and may not achieve or sustain profitability in the future.

•	We have a short operating history at our current scale in a rapidly evolving industry.

•	We may be unable to retain our current clients, attract new clients, and increase the number of our clients’ customers that use our solutions or sell additional functionality to our clients.

•	We may be adversely affected by the COVID-19 global pandemic and related responsive actions.

•	We expect our revenue mix to vary over time, which could affect our gross margin and results of operations.

•	Our business could be adversely affected if our clients and their customers are not satisfied with the timing or quality of implementation services provided by us or our partners.

•	Our financial and operating results are subject to seasonality and cyclicality.

•	Certain of our key performance indicators are subject to inherent challenges in measurement.

•	We may be unable to expand our direct and channel sales capabilities, grow our marketing reach and increase sales productivity.

•	Our business depends, in large part, on our proprietary network of global, regional, and local banking partners and our relationships with other third parties.

•	The estimates of market opportunity and our ability to capture a meaningful share of this payment volume may prove to be inaccurate.

•	Our education business may be adversely affected by decreases in enrollment or tuition, or increased operating expenses for our clients.

•	The healthcare industry is rapidly evolving.

•	Our travel business may be sensitive to events affecting the travel industry in general.

•	We may be unable to enter or expand into new verticals, including our relatively new B2B vertical.

•	There could be consolidation in the payment processing or enablement industry.
Risks Related to Our Operations

•	We may not be able to scale our business quickly enough to meet our growing client base.

•	We enable the transfer of large sums of funds to our clients daily, and are subject to the risk of errors.

•	We may be unable to maintain or expand our ability to offer a variety of local and international payments.

•	Improper or unauthorized use of, disclosure of, or access to personal or sensitive data could harm our reputation.

•	We are exposed to fluctuations in foreign currency exchange rates.

•	We may fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing business needs, requirements, or preferences.

•	Changes to payment card networks fees or rules could harm our business.
Risks Related to Our Legal, Regulatory and Compliance Landscape

•	Payments and other financial services-related regulations and oversight are material to our business.

•	We are subject to governmental laws and requirements regarding economic and trade sanctions, anti-money laundering, and counter-terror financing.

•	We are subject to governmental regulation and other legal obligations, particularly those related to privacy, data protection, information security, anti-corruption, anti-bribery, and similar laws.
Risks Related to Being a Public Company

•	We may fail to develop and maintain proper effective controls over financial reporting.

•	Estimates relating to our critical accounting policies may prove to be incorrect.

•	We will incur increased costs as a public company.

Risks Related to Ownership of Our Common Stock

•	Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our intellectual property on unfavorable terms.

•	Securities and industry analysts may not publish or publish inaccurate or unfavorable research about our business.
Risks Related to Our Business and Industry
We have a history of operating losses and may not achieve or sustain profitability in the future.
We were incorporated in 2009 and have experienced net losses from our operations since inception. We generated net losses of $20.1 million and $11.1 million for 2019 and 2020, respectively, and $26.8 million during the six months ended June 30, 2021. In addition, as of June 30, 2021, we had an accumulated deficit of $124.6 million. We have experienced significant revenue growth in recent periods and we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our solutions, including introducing new functionality, and to expand our marketing programs and sales teams to drive new client adoption, expand strategic partner integrations, and support international and industry expansion. Our operating results are also impacted by the mix of our revenue generated from our different revenue sources, which include transaction revenue and platform and usage-based fee revenue. Changes in our revenue mix from quarter to quarter, including those derived from cross-border or domestic currency transactions, will impact our margins, and we may not be able to grow our revenue margin adequately to achieve or sustain profitability. In addition, the mix of payment methods utilized by our clients’ customers may have an impact on our margins given that our costs associated with certain payment methods, such as credit cards, are higher than other payment methods accepted by our solutions, such as bank transfers. We will also face increased compliance and security costs associated with growth, the expansion of our client base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.
If the assumptions we use to plan our business are incorrect or change in reaction to changes in our markets, or if we are unable to maintain consistent revenue or revenue growth, it may be difficult to achieve and maintain profitability. Our revenue from any prior quarterly or annual periods should not be relied upon as an indication of our future revenue or revenue growth or growth in its volume of payments processed.
In addition, we expect to continue to expend substantial management time, financial and other resources on:

•	sales, marketing, relationship management and client support, including an expansion of our sales organization, and new client support and payer retention initiatives;

•	our technology infrastructure, including systems architecture, scalability, availability, performance, and security;

•	our technology development, including investments in our technology development team and the development of new solutions and new functionality;

•	expanding into more international markets;

•	attracting new clients and increasing the number of our clients’ customers that use our solutions;

•	acquisitions or strategic investments;

•	regulatory compliance and risk management; and

•	general administration, including increased legal and accounting expenses associated with being a public company.
These investments may not result in increased revenue growth in our business. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position and operating results will be harmed, and we may not be able to achieve or maintain profitability over the long term.

We have a short operating history at our current scale in a rapidly evolving industry and, as a result, our past results may not be indicative of future operating performance.
We have a short history operating at our current scale in a rapidly evolving industry that may not develop in a manner favorable to our business. This relatively short operating history makes it difficult to assess our future performance with certainty. You should consider our business and prospects in light of the risks and difficulties we may encounter.
Our future success will depend in large part upon our ability to, among other things:

•	cost-effectively acquire new clients and retain existing clients;

•	withstand the impacts of the COVID-19 pandemic;

•	increase our market share;

•	avoid pricing pressure on our solutions which would compress our margins;

•	effectively market our solutions;

•	enhance our existing solutions and develop new solutions;

•	increase awareness of our brand and maintain our reputation;

•	our ability to offer seamless experience for our clients and their customers, including all user facing attributes ranging from the user interface to client and customer support;

•	anticipate and respond to macroeconomic changes;

•	expand our solutions and geographic reach, including with respect to B2B and travel payments;

•	anticipate and effectively respond to changing trends and the preferences of clients and their customers;

•	compete effectively;

•	avoid interruptions in our business from information technology downtime, cybersecurity breaches, or labor stoppages;

•	effectively manage our growth;

•	hire, integrate, and retain talented people at all levels of our organization;

•	maintain the quality of our technology infrastructure;

•	retain our existing proprietary global network of banking and other payment partners and add new banking and other payment partners to scale our business; and

•	retain our existing technology partners that allow us to provide alternative payment methods and add new technology partners to scale our business.
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business and operating results will be adversely affected.
If we are unable to retain our current clients, attract new clients and increase the number of our clients’ customers that use our solutions or sell additional functionality to our clients, our revenue growth and operating results will be adversely affected.
To increase our revenue, in addition to acquiring new clients, we must continue to retain existing clients, increase the volume of payments made by our clients’ customers and sell additional functionality to our clients. We expect to derive a significant portion of our revenue from renewal of existing clients’ contracts and sales of additional features and solutions to existing clients. As our market matures, solutions evolve, and competitors introduce lower cost or differentiated products or services that are perceived to compete with our solutions, our ability to attract (and our clients’ ability to attract) new customers and maintain our current client base and clients’ customer usage could be hindered. As a result, we may be unable to retain existing clients or increase the usage of our solutions by them or their customers, which would have an adverse effect on our business, revenue, gross margins, and other operating results, and accordingly, on the trading price of our common stock.

As the market for our solutions mature, or as new or existing competitors introduce new products or services that compete with our solutions, we may experience pricing pressure. This competition and pricing pressure could have an adverse effect on our ability to retain existing clients or attract new clients at prices that are consistent with our pricing model, operating budget and expected margins. In particular, it has become more common in the education sector for competitors to offer very generous revenue sharing arrangements for clients we target. Our business could be adversely affected if clients or their customers perceive that features incorporated into alternative products reduce the need for our solutions or if they prefer to use competitive services. If we are unable to attract new clients and increase the number of our clients’ customers that use our solutions, our revenue growth and operating results will be adversely affected. Further, in an effort to attract new clients and increase usage by their customers, we may need to offer simpler, lower-priced payment options, which may reduce our profitability.
Our ability to sell additional functionality to our existing clients may require more sophisticated and costly sales efforts, especially for our larger clients with more senior management and established accounts receivable solutions. Similarly, the rate at which our clients deploy additional solutions from us depends on several factors, including general economic conditions, the availability of client technical personnel to implement the solution, and the pricing of additional functionality. If our efforts to sell additional functionality to our clients are not successful, our business and growth prospects would suffer.
Contracts with our clients generally have a stated initial term of three years, are not subject to termination for convenience and automatically renew for one-year
subsequent terms. Our clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue. If our clients fail to renew their contracts, renew their contracts upon terms less favorable to us or at lower fee levels or fail to purchase new solutions from us, our revenue may decline or our future revenue growth may be constrained. Should any of our clients terminate their relationship with us after implementation has begun, we would not only lose our time, effort and resources invested in that implementation, but we would also have lost the opportunity to leverage those resources to build a relationship with other clients over that same period of time.
The
COVID-19
global pandemic and related government, private sector and individual consumer responsive actions may adversely impact our employees, strategic partners, and clients, which could adversely and materially impact our business, financial condition and results of operations.
The global impacts of the
COVID-19
outbreak and related government actions taken to reduce the spread of the virus, including the variants of the virus, have significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place
or total lock-down orders and business limitations and shutdowns that began in the second quarter of fiscal year 2020.
In addition, the spread of
COVID-19
has caused us to modify our business practices, including restricting employee travel, implementing office closures, having our employees, who we call FlyMates, work remotely and cancelling physical participation in meetings, events and conferences. We may take further actions as may be required by government authorities or as we determine are in the best interests of our FlyMates, clients and business partners. This has caused us to make modifications to some of our planned activities and has impacted some of our business development and marketing initiatives.
In 2020, we experienced periods of reduced payment volume in some of the industries we serve, including travel and education. Cross-border payment volume continues to be heavily impacted by the decline in travel as a result of the
COVID-19
pandemic. International cross-border transaction revenue represent a significant part of our revenue; international regulations and restrictions that inhibit cross-border travel and relocation of international students have had and may continue to have a material impact on our business. In addition, we may experience financial losses due to a number of operational factors, including:

•	third party disruptions, including potential outages at network providers and other suppliers;

•
challenges to the availability and reliability of our network due to changes to normal operations, including the possibility of one or more clusters of
COVID-19
cases occurring at our suppliers’ data centers, affecting our FlyMates, or affecting the systems or employees of our clients or business partners;

•
increased cyber and payment fraud risk related to the
COVID-19
pandemic, as cybercriminals attempt DDoS related attacks, phishing scams and other disruptive actions, given the shift to online banking,
e-commerce
and other online activity, as well as more employees working remotely as a result of the outbreak; and

•	additional regulatory requirements, including, for example, government initiatives or requests to reduce or eliminate payment fees or other costs.
We adopted measures to modify our business practices and reduce operating expenses during the first half of 2020 in response to the
COVID-19
pandemic, including a reduction in our workforce, delaying hiring plans, restricting travel,

lowering marketing spend and the use of external resources. These measures may have slowed our growth while in effect. Although we began increasing our operating expense since such time, the impact from the
COVID-19
pandemic on our business, results of operations and financial condition in the longer term remains difficult to predict.
Our offices are currently open, at limited capacity, as allowed under state and local orders. While we have implemented what we believe to be a comprehensive protocol to ensure the safety and wellbeing of employees returning to the office, including daily health screenings, physical changes to our floor layout, and required proper personal protection equipment, these protocols may not be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.
Our clients and their customers who are affected by the ongoing
COVID-19
pandemic may continue to demonstrate changed behavior even after the
COVID-19
outbreak has subsided. For example, colleges and universities may continue to rely on virtual courses as students may be hesitant to return to full social interaction, and we may continue to see reduced payment volume as economic worries continue, all of which may have adverse implications for our business. In addition, many of our clients who have historically depended upon a steady flow of international students (e.g., language schools) may have curtailed or suspended operations, or permanently closed. In our business model, we function as a merchant of record in connection with the receipt of payments by our clients’ customers, which subjects us to chargeback risk in the event a client’s customer cancels or otherwise does not receive the services for which such customer paid. Although our client contracts allow us to pass that chargeback risk to our client, if the client has gone out of business, we may be unable to collect on the chargeback and will bear the economic loss, which will negatively impact our business.
As a result, we may continue to experience materially adverse impacts to our business as a result of the global economic impact of
COVID-19,
including lower domestic and cross border spending trends, the availability of credit, adverse impacts on our liquidity, and any recessionary conditions that persist, and exacerbate many of the other known risks described in this “Risk Factors” section.
We may experience quarterly fluctuations in our operating results, as well as our key metrics, due to a number of factors which make our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.
Our operating results, and key metrics, may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period
basis may not be meaningful. Our past results should not be relied on as an indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock could decline substantially.
Our operating results have varied in the past and are expected to continue to do so in the future. In addition to other risk factors listed in this “Risk Factors” section, factors that may affect our quarterly operating results, business and financial condition include the following:

•	demand for our solutions and the number, volume and timing of payments processed;

•	timing of tuition payments;

•	market acceptance of our current and future solutions;

•	our revenue mix in a particular quarter;

•	the mix of payment methods and currencies utilized by our clients’ customers in a particular quarter;

•	a slowdown in spending on information technology (IT) and software by our current and/or prospective clients;

•	sales cycles and performance of our direct and indirect sales force;

•	budgeting and implementation cycles of our current or potential clients;

•	foreign currency exchange rate fluctuations;

•	the management, performance and expansion of our domestic and international operations;

•	the rate of renewals of contracts with our clients;

•	changes in the competitive dynamics of our markets;

•	our ability to control and predict costs, including our operating expenses;

•	clients delaying purchasing decisions, including in anticipation of new products or product enhancements by us or our competitors;

•	the seasonality of our business;

•	failure to successfully manage or integrate any acquisitions, including our recent acquisition of Simplee;

•	the outcome or publicity surrounding any pending or threatened lawsuits;

•	general economic and political conditions in our domestic and international markets; and

•	the continuing effects of the COVID-19 pandemic and the responses thereto.
In addition, we may in the future experience fluctuations in our gross and operating margins due to changes in the mix of our domestic and international payments and the mix of payment methods, including an increase in the use of credit cards, and currencies used by our clients’ customers to make payments.
Based upon the factors described above and those described elsewhere in this section titled “Risk Factors”, we have a limited ability to forecast the amount and mix of future revenues and expenses, which may cause our operating results to fall below our estimates or the expectations of public market analysts and investors.
We expect our revenue mix to vary over time, which could affect our gross margin and results of operations.
We expect our revenue mix to vary over time due to a number of factors. Shifts in our business mix from quarter to quarter could produce substantial variation in revenue recognized. Further, our gross margins and results of operations could be affected by changes in revenue mix and costs, together with numerous other factors, including payment methods and currencies, pricing pressure from competitors, increases in credit card usage on our solutions and associated network fees, changes in payment volume across verticals and the portion of such payment volume for which we perform foreign exchange. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our gross margin and results of operations. This variability and unpredictability could result in our failure to meet internal expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could decline.
Our business could be adversely affected if our clients or their customers are not satisfied with the timing or quality of implementation services provided by us or our partners.
Our business depends on our ability to satisfy our clients and their customers with respect to our solutions as well as the services that are performed to help our clients and their customers use the features and functions of our solutions. Services are usually performed by Flywire, and are also on occasion provided together with a third-party partner. If our clients or their customers are not satisfied with the functionality of our solutions or the services that we or a third-party partner provide, such dissatisfaction could damage our ability to retain our current clients or expand our clients’ or their customers’ use of our solutions. In addition, any negative publicity and reviews that we may receive which is related to our client relationships may further damage our business and may invite enhanced regulatory scrutiny at the federal and state level in the United States as well as internationally.
Our financial and operating results are subject to seasonality and cyclicality.
Our financial and operational results are subject to seasonal trends. For example, the volume of education tuition processed typically increases in the northern hemisphere during the summer and early fall months, as well as at year end, as students and their families seek to pay tuition costs for the fall semester, the entire academic year, or the spring semester, respectively. We expect this seasonality of education tuition processing to continue and expect it to impact the amount of processing fees that we earn in a particular fiscal quarter and the level of expenses we incur to generate tuition payment volume and process the higher volume activity. During the
COVID-19
pandemic, we initially observed an increasing trend of education institutions delaying tuition invoicing or extending dates for payment due to uncertainties in the academic calendar, on-campus
classes or remote learning planning, as well as relief being offered to families experiencing financial challenges. However, with the increase in availability of vaccines educational institutions are returning to their normal billing cycles and payment due dates. Many higher education institutions are mandating full vaccination to promote normal operations and allowing students from abroad to return to their facilities. Similarly, subsectors of our travel client portfolio will experience increased seasonality as many of our travel clients depend upon advance planning for vacation or holiday travel, which has been hampered by the ongoing
COVID-19
pandemic and the regulatory responses to the pandemic.

Certain of our key performance indicators are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
We track certain key performance indicators, including metrics such as total payment volume, revenue less ancillary services, adjusted gross margin and adjusted EBITDA, with internal systems and tools and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our key performance indicators, including the metrics we publicly disclose, or our estimates. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring these metrics across our growing client base. If our key performance indicators are not accurate representations of our business, or if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our operating and financial results could be adversely affected.
If our efforts to attract new clients and increase the number of our clients’ customers that use our solutions are unsuccessful, our revenue growth and operating results will be adversely affected.
Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our efforts to attract new clients and increase the number of our clients’ customers that use our solutions. While we intend to dedicate resources to attracting new clients and increasing the number of our clients’ customers that use our solutions, our ability to do so depends in large part on the success of these efforts and the success of the marketing channels we use to promote our solutions. Our marketing channels include search engine optimization, search engine marketing, account-based direct marketing campaigns, industry events and association marketing relationships. If any of our current marketing channels become less effective, if we are unable to continue to use any of these channels, if the cost of using these channels were to significantly increase or if we are not successful in generating new channels, we may not be able to attract new clients in a cost-effective manner or increase the number of our clients’ customers that use our solutions. If we are unable to recover our marketing costs through increases in the number of clients and in the number of our clients’ customers that use our solutions, or if we discontinue our marketing efforts, it could have a material adverse effect on our business, prospects, results of operations, and financial condition.
If we are unable to expand our direct and channel sales capabilities, grow our marketing reach and increase sales productivity, we may not be able to generate increased revenues.
We believe that our future growth will depend on the continued development of our direct sales force and its ability to obtain new clients and to manage our existing client base. Our ability to increase our client base and achieve broader market acceptance of our solutions will depend to a significant extent on our ability to expand our sales and marketing organizations, and to deploy our sales and marketing resources efficiently. We intend to continue to increase our number of direct sales professionals and to expand our relationships with new strategic channel partners. These efforts will require us to invest significant financial and other resources. New hires require training and take time to achieve full productivity. Similarly, new channel partnerships often take time to develop and may never yield results, as they require new partners to understand the services and solutions we offer, and how to position our value within the market. We cannot be certain that recent and future new hires or partner relationships will become as productive as necessary or that we will be able to hire enough qualified individuals or build effective channel sales in the future. If we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel are unable to achieve desired productivity levels, or if our sales, channel strategy and marketing programs and advertising are not effective, we may not be able to expand our business and grow our revenue, which may harm our business, operating results and financial condition.
Our business depends, in large part, on our proprietary network of global, regional and local banking partners.
To grow our business, we will need to maintain and expand our network of global, regional and local banking partners. Our proprietary network of strategic relationships with global, regional and local banking partners is a material asset to our business, which took more than a decade to build. Establishing our strategic partner relationships, particularly with our banking partners entails extensive and highly specific efforts, with little predictability and various ancillary requirements. These partners and suppliers have contractual and regulatory requirements and conditions that we must satisfy and continue to comply with in order to continue and grow the relationships. For example, our financial institution partners generally require us to submit to an exhaustive security audit including adherence to anti-money laundering (AML) policies and “know your customer” (KYC) procedures. If we are not able to comply with those obligations or if our agreements with our banking partners or our network partners are terminated for any reason, we could experience service interruptions as well as delays and additional expenses in arranging new services, potentially interfering with our existing client relationships or making us less attractive to potential new clients.

We may not be able to attract new network partners to our existing network of global, regional and local banking partners, which could adversely affect our ability to expand to additional countries and territories and transact in additional currencies. In addition, our potential partners may choose to work with our competitors’ or choose to compete with our solutions directly, which could have an adverse effect on our business, financial position, and operating results. Further, many of our network partners have greater resources than we do and could choose to develop their own solutions to replace or compete with ours. If we are unsuccessful in establishing, growing, or maintaining our relationships with network partners, our ability to compete or to grow our revenue could be impaired, and our results of operations may suffer.
Our growth depends in part on the success of our relationships with other
(non-banking)
third parties.
We have established relationships with a number of other companies, including financial institutions, processors, other financial services suppliers, channel sales partners, implementation partners, technology and cloud-based hosting providers, and others. In order to grow our business, we will need to continue to establish and maintain relationships with these types of third parties, and negotiating and documenting relationships with them requires significant time and resources. Our competitors may be more effective in providing incentives to third parties to favor their products or services. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results could suffer. Even if we are successful in our strategic relationships, we cannot assure you that these relationships will result in increased client usage of our solutions or increased revenues.
The markets in which we participate are competitive, and if we do not compete effectively, our operating results could be harmed.
The market for payments solutions is fragmented, competitive, and constantly evolving. Our competitors range from legacy payment methods, such as traditional bank wires, to integrated payment providers that focus on cross-border payments. With the introduction of new technologies and market entrants, we expect that the competitive environment will remain intense going forward. Our competitors that offer legacy payment methods or integrated cross-border payment platforms may develop products that compete with ours. Financial institutions that choose to enter into and compete in our market may have the operating flexibility to bundle competing solutions with other offerings, including offering them at a lower price or for no additional cost to clients as part of a larger sale. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. Many of our domestic and foreign competitors have greater resources, experience or more developed customer relationships than we do. For example, foreign competitors may seek to leverage local relationships to cater to potential customers of our clients. There are new market entrants with innovative revenue sharing and other pricing arrangements that are able to attract customers that we compete to serve. Our competitors vary in size, breadth, and scope of the solutions offered. Some of our competitors and potential competitors have greater name recognition, longer operating histories, more established client relationships, larger marketing budgets, and greater resources than us. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, and client requirements. For example, an existing competitor or new entrant could introduce new technology that reduces demand for our solutions.
For these reasons, we may not be able to compete successfully against our current or future competitors, and this competition could result in the failure of our solutions to continue to achieve or maintain market acceptance, any of which would harm our business, operating results, and financial condition.
Our estimates of market opportunity and our ability to capture a meaningful share of this payment volume may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.
Our market opportunity estimates, including those we have generated ourselves and our ability to capture a meaningful share of this payment volume, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any payment volumes covered by our market opportunity estimates will materialize in clients using our solutions as anticipated or generate any particular level of revenue for us. Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with our business and those of our competitors. Even if the market in which we compete meets the size estimates and growth forecasted, our business could fail to grow at similar rates, if at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

Our clients in the education sector may be adversely affected by decreases in enrollment, pressure on tuition costs, or increased operating expenses, which may reduce demand for our solutions.
We are reliant on our education clients, including colleges, universities and other education-related organizations that include language schools, boarding schools, summer programs, and others, to drive enrollment at their schools and maintain tuition costs. Factors outside of our control will affect enrollments and tuition costs, including the following:

•	Reduced enrollment in higher education due to lack of funding. Significant reductions in student funding, through grants or loans, may reduce enrollments and decrease the payment volume we process.

•
Government supported institutions may experience losses or reduction in public funding. Many of our clients rely considerably upon public funding or support, which may not always be available due to budget constraints.

•
Negative perceptions about
in-person
classes. Students may reject the opportunity to attend courses in person, when online or virtual classes are offered as an option, due to the ongoing
COVID-19
pandemic or a lower price point for online classes.

•
Our clients’ rankings, reputation and marketing efforts strongly affect enrollments, none of which we control. If we fail to maintain or add clients with strong, stable reputations and rankings, they will fail to achieve consistent enrollments.

•
Declines in international student enrollment. The
COVID-19
pandemic and restrictions on immigration or the award of student visas can negatively impact the cross-border education industry and schools that rely on foreign student populations will be negatively affected or may cease operations.

•
General economic conditions. Any contraction in the economy could be expected to reduce enrollment in higher education, whether by reducing funding, reducing corporate allowances for continuing education, general reductions in employment or savings or other factors.

In addition, some clients’ customers may find that higher education is an unnecessary investment during uncertain economic times and defer enrollment in educational institutions until the economy grows at a stronger pace, or they may turn to less costly forms of secondary education, thus decreasing our education payment volumes. A significant decrease in the payment volume and resulting revenue from clients and their customers in this market, which represents, and is expected to continue to represent for the foreseeable future, a majority of our total payment volume and revenue, would have an adverse effect on our business, operating results and financial condition.
The healthcare industry is rapidly evolving and the market for technology-enabled payment services that empower healthcare clients and their customers is relatively immature and unproven. If we are not successful in promoting the benefits of our solutions, our growth may be limited.
The market for our payment solutions is subject to rapid and significant changes. The market for technology-enabled payment services that empower healthcare clients and their customers is characterized by rapid technological change, new product and service introductions, increasing patient financial responsibility, consumerism and engagement, the ongoing shift to value-based care and reimbursement models, and the entrance of non-traditional
competitors. In addition, there may be a limited-time opportunity to achieve and maintain a significant share of this market due in part to the rapidly evolving nature of the healthcare and technology industries and the substantial resources available to our existing and potential competitors. The market for technology-enabled payment services that empower healthcare clients and their customers is relatively new and unproven, and it is uncertain whether this market will achieve and sustain high levels of demand and market adoption.
In order to remain competitive, we are continually involved in a number of projects to compete with these new market entrants by developing new solutions, growing our client base and penetrating new markets. Some of these projects include the expansion of our integration capabilities and the expansion of our mobile solutions. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of acceptance by our clients. Our integration partners may also decide to develop and offer their own patient engagement solutions that are similar to our solutions.
Our success depends on providing high-quality payment solutions that healthcare clients use to improve financial and operational performance, allow them to collect payments and enhance their revenue lifecycle management objectives and which are used and positively received by clients and their customers. If we cannot adapt to rapidly evolving industry standards and technology and increasingly sophisticated and varied healthcare client and customer payment needs, our existing technology could become undesirable, obsolete or harm our reputation. We must continue to invest significant resources in our personnel and technology in a timely and cost-effective manner in order to enhance our existing solutions and introduce new high-quality solutions that existing clients and potential new clients will want. Our operating results would also suffer if our innovations are not responsive to the needs of our existing clients or potential new clients, are not appropriately timed with market opportunity, are not effectively brought to market or significantly increase our operating costs. If our new or modified product and service innovations are not responsive to the preferences of healthcare clients and their customers, emerging industry standards or regulatory changes, are not appropriately timed with market opportunity or are not effectively brought to market, we may lose existing clients or be unable to obtain new clients and our results of operations may suffer.
We believe demand for our payment solutions in the healthcare industry has been driven in large part by more patient responsibility for out-of-pocket
spend, a trend towards higher deductibles for health care services, increased digitization in payments, and the tailoring of payment offers and increased patient engagement. Our success also depends to a substantial extent on the ability of our solutions to increase the volume of our clients’ customers payments, and our ability to demonstrate the value of our solutions to our clients. If our existing clients do not recognize or acknowledge the benefits of our solutions or our solutions do not drive payment volume, then the market for our solutions might not develop at all, or it might develop more slowly than we expect, either of which could adversely affect our operating results. A significant decrease in the payment volume and resulting revenue from our clients and their customers in the healthcare industry, which represents, and is expected to continue to represent for the foreseeable future, our second largest vertical by total payment volume and revenue, may have an adverse effect on our business, operating results and financial condition.
In addition, we have limited insight into trends that might develop and affect our healthcare business. We might make errors in predicting and reacting to relevant business, legal and regulatory trends and healthcare reform, which could harm our business. If any of these events occur, it could materially adversely affect our business, financial condition or results of operations.
Finally, our competitors may have the ability to devote more financial and operational resources than we can to developing new technologies and services, including services that provide improved operating functionality, and adding features to their existing service offerings. Relationships with companies in the electronic health records space and business focused on revenue lifecycle management are critical to leverage if we are to add to our healthcare customer portfolio. Many of these companies may offer products and services similar to ours. If successful, their development efforts could render our solutions less desirable, resulting in the loss of our existing clients or a reduction in the fees we generate from our solutions.
Our business serving clients in the travel sector may be sensitive to events affecting the travel industry in general.
Events like regional or larger scale conflicts, terrorist attacks, mass shooting incidents, natural disasters, such as hurricanes, earthquakes, fires, droughts, floods and volcanic activity, and travel-related health events, such as the
COVID-19
pandemic, have a negative impact on the travel industry and affect travelers’ behavior by limiting their ability or willingness to visit certain locations. We are not in a position to evaluate the net effect of these circumstances on our business as these events are largely unpredictable; however, we believe there has been negative impact to our business due to such events. Furthermore, in the longer term, our business might be negatively affected by financial pressures on or changes to the travel industry. For example, certain jurisdictions, particularly in Europe, are considering regulations intended to address the issue of “overtourism” including by restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas, such as by restricting construction of new hotels or the renting of homes or apartments. Such regulations could adversely affect travel and the volume of travel related payments that we process for our clients. The United States has implemented or proposed, or is considering, various travel restrictions and actions that could affect U.S. trade policy or practices, which could also adversely affect travel to or from the United States. If such events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business. The payment volume and resulting revenue from our travel vertical represents, and is expected for the foreseeable future to represent, less than 10% of our total payment volume and revenue. Because we seek to grow the payment volume and the revenue from this vertical in the future, failure to grow our payment volume and resulting revenue from this industry, may have an adverse effect on our business, operating results and financial condition.
In addition, the U.K’s withdrawal from the E.U. (Brexit), including uncertainty or delays in the implementation of Brexit, could continue to lead to economic uncertainty and have a negative impact on the travel industry and our European business. The U.K. could lose access to the single E.U. market, travel between the U.K, and E.U. countries could be restricted, and we could face new regulatory costs and challenges, the scope of which is presently unknown.
With respect to the
COVID-19
pandemic specifically, our 2020 financial results related to serving our existing travel clients and growing our client base in the travel sector were negatively impacted. Additionally, we expect the
COVID-19
pandemic, including the emergence and spread of variants of
COVID-19,
will continue to negatively impact our business beyond 2020, but the extent and duration of such impact in the long term is largely uncertain as it is dependent on future developments that cannot be accurately predicted at this time, including but not limited to the severity and transmission rate of the virus, global availability of vaccines and administration of vaccination, the rate of “herd immunity” and the extent and effectiveness of containment actions taken, including mobility restrictions, and the impact of these and other factors on travel behavior.

If we are unable to enter or expand new client verticals, including our relatively new B2B sector, or if our solutions for any new vertical fail to achieve market acceptance, our operating results could be adversely affected and we may be required to reconsider our growth strategy.
Our growth strategy is influenced, in part, on our ability to expand into new client verticals, including our relatively new B2B payment vertical. The B2B sector represents a relatively new vertical market for us, and we have limited prior experience with the key ERP platforms that are critical to the B2B vertical. Accordingly, our lack of experience in the B2B vertical and with the key ERP platforms may result in operational difficulties, which could cause a delay or failure to integrate and realize the benefits of entering into this vertical. In addition, B2B payments carry a higher risk profile than education or healthcare receivables, and we will be required to devote more resources to manage the increased risk inherent in these payments. The payment volume and resulting revenue from our B2B payment vertical represents, and is expected for the foreseeable future to represent, less than 10% of our total payment volume and revenue. We expect both the payment volume and the revenue from this vertical to grow over time. As such, failure to grow our payment volume and resulting revenue from our B2B payment vertical may have an adverse effect on our business, operating results and financial condition.
We may be unable to identify new verticals that meet our criteria for selecting industries that our solutions are ideally suited to address. In addition, our market validation process may not support entry into selected verticals due to our perception of the overall market opportunity or of the willingness of market participants within those verticals to adopt our solutions.
Even if we choose to enter new verticals, our market validation process does not guarantee our success. We may be unable to tailor our solutions for a new vertical or, in the event that we enter a new vertical by way of a strategic acquisition, we may be unable to leverage the acquired platform in time to take advantage of the identified market opportunity, and any delay in our time-to-market
could expose us to additional competition or other factors that could impede our success. In addition, any solution we develop or acquire for a new vertical may not provide the functionality required by potential clients or their customers and, as a result, may not achieve widespread market acceptance within the new vertical. To the extent we choose to enter new verticals, whether organically or via strategic acquisition, we may invest significant resources to develop and expand the functionality of our solutions to meet the needs of customers in those verticals, which investments will occur in advance of our realization of revenue from them.
Consolidation in the payment processing or enablement industry could have a material adverse effect on our business, financial condition and results of operations.
Many payment processing or enablement industry participants are consolidating to create larger and more integrated financial processing systems with greater market power. We expect regulatory and economic conditions to result in additional consolidation in the healthcare industry in the future. As consolidation accelerates, the economies of scale of our clients’ organizations may grow. If a client experiences sizable growth following consolidation, it may determine that it no longer needs to rely on us and may reduce its demand for our solutions. In addition, as payment processing providers consolidate to create larger and more integrated systems with greater market power, these providers may try to use their market power to negotiate fee reductions for our solutions. Finally, consolidation may also result in the acquisition or future development by our clients of products and services that compete with our solutions. Any of these potential results of consolidation could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Operations
We may not be able to scale our business quickly enough to meet our growing client base, and if we are not able to grow efficiently, our operating results could be harmed.
As usage of our solutions grow and we sign additional clients and technology partners, we will need to devote additional resources to improving and maintaining our infrastructure and global payments network and integrating with third-party applications to maintain the performance of our solutions. In addition, we will need to appropriately scale our internal business systems, including client support, our 24x7 assistance to clients’ customers and risk and compliance operations, to serve our growing client base.
Any failure of or delay in these efforts could result in interruptions to our solutions, impaired system performance, and reduced client satisfaction, resulting in decreased sales to clients, lower renewal rates by existing clients, the issuance of service credits, or requested refunds, all of which could hurt our revenue growth. If sustained or repeated, these performance issues could reduce the attractiveness of our solutions to clients and their customers and could result in lost client opportunities and lower renewal rates, any of which could hurt our revenue growth, client loyalty, and our reputation. Even if we are successful in these efforts to scale our business, they will be expensive and complex, and require the dedication of significant management time and attention. We could also face inefficiencies or service disruptions as a result of our efforts to scale our internal infrastructure. We cannot be sure that the expansion and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could adversely affect our business, operating results, and financial condition.

We enable the transfer of large sums of funds to our clients daily, and are subject to the risk of errors, which could result in financial losses, damage to our reputation, or loss of trust in our brand, which would harm our business and financial results.
For the year ended December 31, 2020, we processed over $7.5 billion in payments on our solutions, compared to approximately $5.8 billion for the year ended December 31, 2019. For the six months ended June 30, 2021, we processed approximately $4.8 billion in payments on our solutions. We have grown rapidly and seek to continue to grow, and our business is subject to the risk of financial losses as a result of chargebacks for client-related losses, credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors in our solutions. As a provider of accounts receivable and other payment solutions, we enable the transfer of funds to our clients from their customers. Software errors in our solutions and operational errors by our FlyMates and business partners may also expose us to losses.
Moreover, our trustworthiness and reputation are fundamental to our business. As a global payments enablement and software company, the occurrence of any credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors in our solutions could result in financial losses to our business and our clients, loss of trust, damage to our reputation, or termination of our agreements with strategic partners, each of which could result in:

•	loss of clients or a reduction in use of our solutions by our clients’ customers;

•	lost or delayed market acceptance and acquisition of new clients;

•	legal claims against us;

•	regulatory enforcement action; or

•	diversion of our resources, including through increased service expenses or financial concessions, and increased insurance costs.
There can be no assurance that the insurance we maintain to cover losses resulting from our errors and omissions will cover all losses or our coverage will be sufficient to cover our losses. If we suffer significant losses or reputational harm as a result, our business, operating results, and financial condition could be adversely affected.
If we are unable to maintain or expand our ability to offer a variety of local and international payment methods for our clients to make available to their customers, or if we fail to continue to grow and develop preferred payment choices, our business may be materially and adversely affected.
The continued growth and development of our proprietary global payments network will also depend on our ability to anticipate and adapt to changes in client and customer behavior. For example, behavior may change regarding the use of credit and debit card transactions, including the relative increased use of cash, crypto-currencies, other emerging or alternative payment methods and credit card systems that may include strong regional preferences that we or our processing partners do not adequately support. Any failure to timely integrate emerging payment methods into our solutions, anticipate behavior changes, or contract with payment processing partners that support such emerging payment technologies could cause our clients to use our solutions less, resulting in a corresponding loss of revenue, in the event such methods become popular among their customers.
The number and variety of the payment methods we offer or currencies we are able to service may not meet client expectations, or the costs borne by our clients’ customers in completing payments may become unsuitable. Accordingly, we may need to change our pricing strategies or reduce our prices, which could harm our revenue, gross profits, and operating results.
We utilize a number of payment providers to clear and settle transactions for our clients, including payments providers such as China UnionPay Co. Ltd. and Adyen N.V. If the services provided by these partners become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices, or for any other reason, our expenses could increase and our ability to process certain payments could be materially interrupted, all of which could harm our business, financial condition, and results of operations. In addition, our agreements with these providers include certain terms and conditions. These providers have broad discretion to change their terms of service and other policies with respect to our business, and those changes may be unfavorable to us. Therefore, we believe that maintaining successful partnerships with these payment providers is critical to our success.

We, our strategic partners and our clients obtain and process large amounts of personal and sensitive data. Any real or perceived improper or unauthorized use of, disclosure of, or access to such data could harm our reputation as a trusted brand, as well as have a material adverse effect on our business.
We, our strategic partners and our clients, and the third-party vendors that we use, obtain and process large amounts of sensitive data, including personally identifiable information, also referred to as “personal data,” and other potentially sensitive data related to our clients, their customers and each of their transactions, as well as a variety of such data relating to our own workforce and internal operations. We face risks, including to our reputation as a trusted brand, in the handling and protection of this data, and these risks will increase as our business continues to expand to include new solutions and technologies.
We are responsible for data security for ourselves and for third parties with whom we partner and under the rules and regulations established by the payment networks, such as Visa, Mastercard and American Express, and debit card networks and by industry regulations and standards that may be promulgated by organizations such as National Automated Clearing House Association (NACHA), which manages the governance of the Automated Clearing House (ACH) network in the United States. These third parties include our distribution partners and other third-party service providers and agents. We and other third parties collect, process, store and/or transmit personal and sensitive data, such as names, addresses, social security numbers, credit or debit card numbers and expiration dates, driver’s license numbers and bank account numbers. We have ultimate liability to the payment networks and to our customers for our failure or the failure of third parties with whom we contract to protect this data in accordance with Payment Card Industry Data Security Standards (PCI DSS) and network requirements. The loss, destruction or unauthorized modification or disclosure of merchant or cardholder data by us or our contracted third parties could result in significant fines, sanctions and proceedings or actions against us by the payment networks, governmental entities, clients, client customers or others and damage our reputation.
Similarly, there are existing regulatory regimes designed to protect the privacy of categories of personal or otherwise sensitive data. Relevant U.S. federal privacy laws include the Family Educational Rights and Privacy Act (FERPA), the Gramm-Leach-Bliley Act (GLBA), and the Health Insurance Portability and Accountability Act (HIPAA). We also are subject to stringent contractual obligations relating to the handling of such data, including obligations that are more restrictive than legally required. For example, under HIPAA, the information we collect during the payment experience may include PHI, and as such, we are considered a “business associate” of the U.S. healthcare clients we serve, and we are required to enter into a business associate agreement (BAA) with these clients. The BAAs largely mirror some of the statutory obligations contained in HIPAA, but many contain additional contractual undertakings that give these clients additional remedies in the event of a breach of our obligations to protect the confidentiality of the client’s PHI or otherwise meet our contractual obligations. Privacy laws impose a variety of compliance burdens on us and our clients, such as requiring notice to individuals of privacy practices, providing individuals with certain rights to prevent the use and disclosure of protected information, and also imposing requirements for safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Privacy laws grant audit rights to the regulators of Flywire and our clients. Any unauthorized disclosure of PHI or other data we are obligated to protect by regulation or contract could result in significant fines, sanctions, or requirements to take corrective action that could materially adversely affect our reputation and business.
Threats may derive from human error, fraud, or malice on the part of employees or third parties, or from accidental technological failure. For example, certain of our employees have access to personal and sensitive data that could be used to commit identity theft or fraud. Concerns about security increase when we transmit information electronically because such transmissions can be subject to attack, interception, or loss. Also, computer viruses can be distributed and spread rapidly over the Internet and could infiltrate our systems or those of our contracted third parties. Denial of service or other attacks could be launched against us for a variety of purposes, including interfering with our solutions or to create a diversion for other malicious activities. These and other types of actions and attacks could disrupt our delivery of solutions or make them unavailable. Any such actions or attacks against us or our contracted third parties could impugn our reputation, force us to incur significant expenses in remediating the resulting impacts, expose us to uninsured liability, result in the loss of our bank sponsors or our ability to participate in the payment networks, increase our risk of regulatory scrutiny and the costs associated with such scrutiny, subject us to lawsuits, fines or sanctions, distract our management, or increase our costs of doing business.
We and our contracted third parties could be subject to security breaches by hackers. Our encryption of data and other protective measures may not prevent unauthorized access to or use of personal and sensitive data. A breach of a system may subject us to material losses or liability, including payment network fines, assessments and claims for unauthorized purchases with misappropriated credit, debit or card information, impersonation, or other similar fraud claims. A misuse of such data or a cybersecurity breach could harm our reputation and deter clients and their customers from using electronic payments generally and our solutions specifically, thus reducing our revenue. In addition, any such misuse or breach could cause us to incur costs to correct the breaches or failures, expose us to uninsured liability, increase our risk of regulatory scrutiny and the costs associated with such scrutiny, subject us to lawsuits, and result in the imposition of material penalties and fines under state and federal laws or by the payment networks. The insurance coverage we maintain to cover cyber risks may be insufficient to cover all losses. In addition, a significant cybersecurity breach of our systems or communications could result in payment networks prohibiting us from processing transactions on their networks or the loss of our bank sponsors that facilitate our participation in the payment networks, either of which could materially impede our ability to conduct business.
Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Providers of payment and accounts receivable software have frequently been targeted by such attacks. Because of this, we face additional cybersecurity challenges, including threats to our own IT infrastructure or those of our clients, our customers’ clients, and/or third-party providers, that may take a variety of forms ranging from stolen bank accounts, business email compromise, client employee fraud, account takeover, or check fraud, to “mega breaches” targeted against payment and accounts receivable software, which could be initiated by individual or groups of hackers or sophisticated cyber criminals using any of the methods described above. A cybersecurity incident or breach could result in disclosure of confidential information and intellectual property, or cause production downtimes and compromised data. We have in the past experienced cybersecurity incidents of limited scale, and we may in the future experience other data security incidents or breaches affecting personally identifiable information or other confidential business information. We may be unable to anticipate or prevent techniques used in the future to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. As we increase our client base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our clients’ (or our clients’ customers’) data.
Additionally, it is also possible that unauthorized access to sensitive customer and business data may be obtained through inadequate use of security controls by our customers, suppliers or other vendors. While we are not currently aware of any impact that the SolarWinds supply chain attack had on our business, this is a recent event, and the scope of the attack is yet unknown. Therefore, there is residual risk that we may experience a security breach arising from the SolarWinds supply chain attack.
We have administrative, technical, and physical security measures in place, and we have policies and procedures in place to both evaluate the security protocols and practices of our vendors and to contractually require service providers to whom we disclose personal data to implement and maintain privacy and security measures. However, we cannot provide assurance that the contractual requirements related to security and privacy that we impose on our service providers will be followed, or that those requirements, or our internal measures, will be adequate to prevent the unauthorized use or disclosure of data. If our privacy protection or security measures or those of the previously mentioned third parties are inadequate or are breached as a result of third-party action, employee or contractor error, malfeasance, malware, phishing, hacking attacks, system error, software bugs or defects in our solutions, trickery, process failure, or otherwise, and, as a result, there is improper disclosure of, or someone obtains unauthorized access to or extract funds or sensitive information, including personally identifiable information, on our systems or our partners’ systems, or if we suffer a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. Recent high-profile security breaches and related disclosures of personal and sensitive data by large institutions suggest that the risk of such events is significant, even if privacy protection and security measures are implemented and enforced. If personal or sensitive information is lost or improperly disclosed or threatened to be disclosed, we could incur significant costs associated with remediation and the implementation of additional security measures, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. In addition, we may incur significant liability and financial loss and may be subject to regulatory scrutiny, investigations, proceedings, and penalties.
Under our terms of service and our contracts with strategic partners and clients, if there is a breach of payment information that we store, we could be liable for their losses and related expenses. Additionally, if our own confidential business information were improperly disclosed, our business could be materially and adversely affected. A core aspect of our business is the reliability and security of our solutions. Any perceived or actual breach of security, regardless of how it occurs or the extent of the breach, could have a significant impact on our reputation as a trusted brand, cause us to lose existing partners or clients, prevent us from obtaining new partners, clients or customers, require us to expend significant funds to remedy problems caused by breaches and implement measures to prevent further breaches, and expose us to legal risk and potential liability including those resulting from governmental or regulatory investigations, class action litigation, and costs associated with remediation, such as fraud monitoring and forensics. Any actual or perceived security breach at a company providing services to us or our clients could have similar effects.
We cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance
requirements, could have a material adverse effect on our business, including our financial condition, operating results, and reputation.

Our risk management efforts may not be effective to prevent fraudulent activities by our customers, employees or other third parties, which could expose us to material financial losses and liability and otherwise harm our business.
Our software provides payment facilitation solutions for a large number of clients and our clients’ customers. We are responsible for performing know-your-customer (KYC) reviews of our clients, sanctions screening their customers, and monitoring transactions for fraud. We have been and may continue to be targeted by parties who seek to commit acts of financial fraud using techniques such as stolen identities and bank accounts, compromised business email accounts, employee or insider fraud, account takeover, false applications, and fake invoicing. We may suffer losses from acts of financial fraud committed by our clients, our clients’ customers, our employees and payment partners or third-parties.
The techniques used to perpetrate fraud are continually evolving and we may not be able to identify all risks created by new solutions or functionality. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Furthermore, our risk management policies, procedures, techniques, and processes may contain errors or our employees or agents may commit mistakes or errors in judgment as a result of which we may suffer large financial losses. The software-driven and highly automated nature of our solutions could enable criminals and those committing fraud to steal significant amounts of money accessing our solutions. As greater numbers of our clients’ customers use our solutions, and we serve clients in industries that are at higher risk for fraudulent activity, our exposure to material risk losses from a single client, or from a small number of clients, will increase.
Our current business and anticipated growth will continue to place significant demands on our risk management efforts, and we will need to continue developing and improving and investing in our existing risk management infrastructure, policies, procedures, techniques, and processes. As techniques used to perpetrate fraud on our solutions evolve, we may need to modify our solutions to mitigate fraud risks. As our business grows and becomes more complex, we may be less able to forecast and carry appropriate reserves in our books for fraud related losses. Further, these types of fraudulent activities targeting our solutions can also expose us to civil and criminal liability, governmental and regulatory sanctions as well as potentially cause us to be in breach of our contractual obligations to our clients and partners.
We are exposed to fluctuations in foreign currency exchange rates that could materially and adversely affect our results of operations.
A majority of the total payment volume we have historically processed is cross-border payments denominated in many foreign currencies, which subjects us to foreign currency risk. The strengthening or weakening of the U.S. dollar versus these foreign currencies impacts the translation of our net revenues generated in these foreign currencies into the U.S. dollar. In connection with providing our solutions in multiple currencies, we may face financial exposure if we are unable to implement appropriate hedging strategies, negotiate beneficial foreign exchange rates, or as a result of fluctuations in foreign exchange rates between the times that we set them. We also have foreign exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. We also incur expenses for employee compensation and other operating expenses at our non-U.S. locations
in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of our expenses being higher which may not be offset by additional revenue earned in the local currency. This could have a negative impact on our reported results of operations.
Periods of instability in the Eurozone, including fears of sovereign debt defaults, and stagnant growth generally, and of certain Eurozone member states in particular, have resulted in concerns regarding the suitability of a shared currency for the region, which could lead to the reintroduction of individual currencies for member states. If this were to occur, Euro-denominated assets and liabilities would be re-denominated
to such individual currencies, which could result in a mismatch in the values of assets and liabilities and expose us to additional currency risks.
As our international operations continue to grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk, such as using foreign currency forward and option contracts to hedge certain exposures to fluctuations in foreign currency exchange rates. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international operations, and the strengthening U.S. dollar could slow international demand as solutions priced in the U.S. dollar become more expensive.
If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing business needs, requirements, or preferences, or if we fail to continue to grow and develop our payments solutions, our business may be materially and adversely affected.
Our future success depends in large part on the continued growth and development of our payments solutions. If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop our payments solutions, our business may be materially and adversely affected. The market for payments enablement solutions is relatively new and subject to changes in technology, regulatory regimes, industry standards, payment methods, regulations and client and customer needs. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes through methods which include launching new solutions.

The success of any new product and service, or any enhancements or modifications to existing solutions, depends on several factors, including the timely completion, introduction, and market acceptance of such solutions, enhancements, and modifications. Our engineering and software development teams operate in different locations across the globe (including teams in Valencia, Spain, Cluj, Romania, Chicago and Tel Aviv, Israel), which can create logistical challenges. If we are unable to effectively coordinate with our global technology and development teams to enhance our solutions, add new payment methods or develop new solutions that keep pace with technological and regulatory changes to achieve market acceptance, or if new technologies emerge that are able to deliver competitive solutions that are more effective, secure, convenient or cost effective than our solutions, our business, operating results, and financial condition would be adversely affected. Furthermore, modifications to our existing solutions or technology will increase our technology and development expenses. Any failure of our solutions to operate effectively with existing or future network solutions and technologies could reduce the demand for our solutions, result in clients or clients’ customers dissatisfaction and adversely affect our business.
Changes to payment card networks fees or rules could harm our business.
We are required to comply with Mastercard, American Express, and Visa payment card network operating rules and the rules of other regional card (such as China Unionpay or JCB) or payment providers, in connection with our solutions. We have agreed to reimburse our merchant acquirers for any fines they are assessed by payment card networks as a result of any rule violations by us. We may also be directly liable to the payment card networks for rule violations. The payment card networks set and interpret the card operating rules. The payment card networks could adopt new operating rules or interpret or reinterpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. For example, the card networks could adopt new rules or reinterpret existing rules to substantially modify how we offer credit card payment methods to our clients, or impose new fees or costs that could negatively impact our margins. Card networks also could modify security or fraud detection methodologies that could have a downstream impact on our business, and force us to change our solutions, payment experience or security protocols, which may increase our operating costs. We also may seek to introduce other card-related solutions in the future, which would entail additional operating rules. As a result of any violations of rules, new rules being implemented, or increased fees, we could lose our ability to offer certain cards as a payment method to our clients’ customers, or such payments could become prohibitively expensive for us or for our clients. Additionally, from time to time, card networks, including Visa and Mastercard, increase the fees that they charge processors. We could attempt to pass these increases along to our clients and their customers, but this strategy might result in the loss of clients to our competitors who do not pass along the increases. If competitive practices prevent us from passing along the higher fees to our clients and their customers in the future, we may have to absorb all or a portion of such increases, which may increase our operating costs and reduce our profit margins. If we are unable to offer credit cards as a payment method to our clients’ customers, our business would be adversely affected.
If we do not or cannot maintain the compatibility of our solution with evolving software solutions used by our clients, or the interoperability of our solutions with those of our third-party payment providers, payment networks and key software vendors, our business may be materially and adversely affected.
Our solutions integrate with enterprise resource planning systems, such as Ellucian Company, L.P. in education, Epic Systems Corporation in healthcare, Rezdy Pty Ltd in travel and Oracle Corporation in B2B payments. We automatically synchronize suppliers, clients, client customers, invoices, and payment transactions between our solutions and these systems. This two-way
sync eliminates duplicate data entry and provides the basis for managing cash-flow through an integrated solution for accounts receivable, and payments.
In addition, we are subject to certain standard terms and conditions with these partners. These partners have broad discretion to change their terms of service and other policies, and those changes may be unfavorable to us. Therefore, we believe that maintaining successful partnerships with these providers is critical to our future success.
We also rely on our proprietary global payment network comprised of leading global, regional and local banks and technology and payment partners. If we do not or cannot maintain the interoperability of their products or services or the products or our key software vendors that are integral to our solutions, our business may be materially and adversely affected. These third parties periodically update and change their systems, and although we have been able to adapt our solutions to their evolving needs in the past, there can be no guarantee that we will be able to do so in the future. In particular, if we are unable to adapt to such changes, we may not be able to utilize these strategic partners and we may lose access to large numbers of clients as a result.
If any of the third party software providers change the features of their APIs, discontinue their support of such APIs, restrict our access to their APIs, or alter the terms governing their use in a manner that is adverse to our business, we will not be able to provide synchronization capabilities, which could significantly diminish the value of our solutions and harm our business, operating results, and financial condition.

If we fail to maintain and enhance our brand, our ability to expand our client base will be impaired and our business, operating results, and financial condition may suffer.
We believe that further developing, maintaining and enhancing the Flywire brand domestically and on a global basis is important to support the marketing and sale of our existing and future solutions to new clients and to attracting additional and strategic partners. Successfully further developing, maintaining and enhancing our brand will depend largely on the effectiveness of our marketing and demand generation efforts, our ability to provide reliable and seamless solutions that continue to meet the needs of our clients and their customers at competitive prices, our ability to maintain our clients’ trust, our ability to continue to develop new functionality, solutions, and our ability to successfully differentiate solutions from competitive solutions. Our brand promotion activities may not generate client awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, our business could suffer.
If we lose key members of our management team or are unable to attract and retain executives and employees we need to support our operations and growth, our business may be harmed.
Our success and future growth depend upon the continued services of our management team and other key employees. Our Chief Executive Officer, Michael Massaro, and our President and Chief Operating Officer, Rob Orgel, are critical to our overall management, as well as the continued development of our solutions, strategic partnerships, culture, relationships with financial institutions, and strategic direction. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. Our senior management and key employees are employed on an at-will basis.
We currently have “key person” insurance on our Chief Executive Officer, Michael Massaro, but not for any of the other members of our management team. Certain of our key employees have been with us for a long period of time and have fully vested stock options or other long-term equity incentives that may become valuable and will be publicly tradable upon the completion of an initial public offering. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of our Chief Executive Officer, or our President and Chief Operating Officer, or one or more of our senior management, or other key employees could harm our business, and we may not be able to find adequate replacements.
The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy and growth plans.
To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executive officers, software developers, compliance and risk management personnel and other key employees in our industry and locations is intense and increasing. We compete with many other companies for software developers with high levels of experience in designing, developing, and managing payment systems, as well as for skilled legal and compliance and risk operations professionals. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. If we fail to identify, attract, develop and integrate new personnel, or fail to retain and motivate our current personnel, our growth prospects would be adversely affected.
If we cannot maintain our company culture as we grow, our success and our business may be harmed.
We believe our culture has been a key contributor to our success to date and that the critical nature of the solutions that we provide promotes a sense of greater purpose and fulfillment in our FlyMates. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our culture. If we fail to maintain our company culture, our business and competitive position may be adversely affected.
Our sales cycles may be long and vary.
We devote significant resources to establish relationships with new clients and deepen relationships with existing clients. The sales cycles for sales of our solutions tend to vary depending on the client industry sector which may make forecasting more complex and uncertain.
As a result of the ongoing
COVID-19
pandemic, many enterprises have limited travel, prohibited in person meetings and implemented other restrictions that could make the sales process more lengthy and difficult.
Mid-market
and large enterprises tend to have more complex operating environments than smaller businesses, making it often more difficult and time-consuming for us to demonstrate the value of our solutions to prospective clients. The decision to use our solutions may also be an enterprise-wide decision, and require us to provide greater levels of education regarding the use and benefits of our solutions, which may result in additional time, effort, and money spent on our sales cycle without any assurance that our efforts will be successful in generating any sales. Often, major hospital systems and national or state higher education systems will solicit service offers by issuing requests for proposals (RFPs), which are generally a time- and resource-intensive process, with no assurances of being selected as a vendor after the RFP process is completed. Finally, large enterprises typically have longer implementation cycles, especially hospital and education systems, require greater product functionality and scalability and a broader range of services, demand that vendors take on a larger share of risks, sometimes require longer testing periods that delay general availability of our solutions, and expect greater payment flexibility from vendors. All of these factors can add further risk to business conducted with these clients. If we fail to realize an expected sale from a large end-client
in a particular quarter or at all, our business, operating results, and financial condition could be materially and adversely affected.
In addition, we may face unexpected deployment challenges with enterprise clients. It may be difficult to deploy our software solutions if a client has unexpected database, hardware or software technology issues, or if a client insists on a more customized or unique solution that is time intensive or that we have little prior experience in delivering. Any difficulties or delays in the initial implementation could cause clients to reject our solutions or lead to the delay or non-receipt
of future orders, in which case our business, operating results and financial condition would be harmed.
Our operating results depend in substantial part on our ability to deliver a successful client experience and persuade our clients to grow their relationship with us over time. As we expect to grow rapidly, our client acquisition costs could outpace our build-up
of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. Any increased or unexpected costs or unanticipated delays, including delays caused by factors outside of our control, could cause our operating results to suffer.
We typically incur significant upfront costs in our client relationships, and if we are unable to develop or grow these relationships over time, we are unlikely to recover these costs and our operating results may suffer.
We devote significant resources to establish relationships with new clients and deepen relationships with existing clients. Our sales cycle for our solutions can be variable, typically ranging from three to nine months from initial contact to contract execution. However, there is potential for our sales cycle to extend beyond three to nine months as a result of the
COVID-19
pandemic and other factors. During the period of our sales cycle, our efforts involve educating our clients about the use, technical capabilities and benefits of our solutions. Our operating results depend in substantial part on our ability to deliver a successful client experience and persuade our clients to grow their relationship with us over time. As we expect to grow rapidly, our client acquisition costs could outpace our build-up
of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. Any increased or unexpected costs or unanticipated delays, including delays caused by factors outside of our control, could cause our operating results to suffer.
If we fail to offer high-quality client support, or if our support is more expensive than anticipated, our business and reputation could suffer.
Our clients and their customers rely on our support services, to resolve issues and realize the full benefits provided by our solutions. High-quality support is also important for the expansion of the use of our solutions with existing clients and their customers. We provide multilingual support over chat, email or via telephone. The number of our clients, and the number of their customers utilizing our solutions, has grown significantly and such growth, as well as any future growth, will put additional pressure on our client service organization. If we do not help our clients and their customers quickly resolve issues and provide effective ongoing support, or if our support personnel or methods of providing support are insufficient to meet the needs of our clients and their customers, our ability to retain clients and their customers and acquire new clients and customers could suffer, and our reputation with existing or potential clients could be harmed. Providing an exceptional client experience requires significant time and resources from our client service team. Therefore, failure to scale our client service organization adequately may adversely impact our business results and financial condition.
In addition, as we continue to grow our operations and continue to expand to new jurisdictions, we need to be able to provide efficient client service that meets our clients’ needs globally at scale. In geographies where we sell through our indirect sales channel, if we are unable to provide a high quality client experience tailored to the language and culture of the applicable jurisdiction, our business operations and reputation may suffer.
We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through equity and debt financings, sales of our solutions, and fees. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.
Our business could be harmed as a result of the risks associated with our acquisitions.
As part of our business strategy, we have in the past and intend to continue to seek to acquire or invest in businesses, products or technologies that could complement or expand our business, enhance our technical capabilities or otherwise offer growth opportunities by providing us with additional intellectual property, client relationships and geographic coverage. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not such acquisitions are completed. In addition, we can provide no assurances that we will be able to find and identify desirable acquisition targets or that we will be successful in entering into a definitive agreement with any one target. In addition, even if we reach a definitive agreement with a target, there is no assurance that we will complete any future acquisition or if we do acquire additional businesses, we may not be able to integrate them effectively following the acquisition or effectively manage the combined business following the acquisition.
Any acquisitions we undertake or have recently completed, including the acquisition of Simplee in February 2020, will likely be accompanied by business risks which may include, among other things:

•	the effect of the acquisition on our financial and strategic position and reputation;

•
the failure of an acquisition to result in expected benefits, which may include benefits relating to enhanced revenues, technology, human resources, costs savings, operating efficiencies, goodwill and other synergies;

•
the difficulty, cost and management effort required to integrate the acquired businesses, including costs and delays in implementing common systems and procedures and costs and delays caused by communication difficulties;

•	the assumption of certain known or unknown liabilities of the acquired business, including litigation-related liabilities;

•
the reduction of our cash available for operations and other uses, the increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt;

•	a lack of experience in new markets, new business culture, products or technologies or an initial dependence on unfamiliar distribution partners;

•	the possibility that we will pay more than the value we derive from the acquisition;

•	the impairment of relationships with our clients, clients’ customers, partners or suppliers or those of the acquired business; and

•	the potential loss of key employees of the acquired business.
These factors could harm our business, results of operations or financial condition.
In addition to the risks commonly encountered in the acquisition of a business or assets as described above, we may also experience risks relating to the challenges and costs of closing a transaction. The risks described above may be exacerbated as a result of managing multiple acquisitions at once.
Systems failures and resulting interruptions in the availability of our solutions could harm our business.
Our systems and those of our service providers and partners have experienced from time to time, and may experience in the future, service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service
and other cyberattacks, insider threats, human error, earthquakes, hurricanes, floods, fires, and other natural disasters, power losses, disruptions in telecommunications services, fraud, computer viruses or other malware, or other events. Some of our systems are not fully redundant, and our disaster recovery planning may not be sufficient for all possible outcomes or events. In addition, as a provider of payments solutions targeted to highly regulated clients in industries such as education and healthcare, we are subject to heightened scrutiny by regulators that may require specific business continuity, resiliency and disaster recovery plans, and more rigorous testing of such plans, which may be costly and time-consuming to implement, and may divert our resources from other business priorities.

A prolonged interruption in the availability, speed, or functionality of our solutions or payment methods could materially harm our business. Frequent or persistent interruptions in our solutions could cause current or potential clients and their customers to believe that our systems are unreliable, leading them to switch to our competitors or to avoid or reduce the use of our solutions, and could permanently harm our reputation and brand. Moreover, if any system failure or similar event results in damages to our clients or their customers and business partners, these clients, customers or partners could seek significant compensation or contractual penalties from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.
We have undertaken and continue to make certain technology and network upgrades and redundancies which are designed to improve the reliability of our solutions. These efforts are costly and time-consuming, involve significant technical risk and may divert our resources from new features and solutions, and there can be no guarantee that these efforts will succeed. Because we are a regulated payments institution in certain jurisdictions, frequent or persistent interruptions could lead to regulatory scrutiny, significant fines and penalties, and mandatory and costly changes to our business practices, and ultimately could cause us to lose existing licenses that we need to operate or prevent or delay us from obtaining additional licenses that may be required for our business.
We use public cloud hosting with Amazon Web Services (AWS) and depend on AWS’ ability to protect their data centers against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. Our operations depend on protecting the cloud infrastructure hosted by AWS by maintaining the configuration, architecture, and interconnection specifications, as well as the information stored in these virtual data centers and transmitted by third-party internet service providers. In limited occasions, we have experienced service disruptions in the past, and may experience interruptions or delays in our solutions in the future. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data storage services we use. Although we have disaster recovery plans that utilize various data storage locations, any incident affecting our data storage or internet service providers’ infrastructure that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, military actions, terrorist attacks, negligence, and other similar events beyond our control could negatively affect our solutions. Any prolonged service disruption affecting our solutions could damage our reputation with current and potential clients, expose us to liability, cause us to lose clients, or otherwise harm our business. In the event of damage or interruption to our solutions, our insurance policies may not adequately compensate us for any losses that we may incur. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the
COVID-19
pandemic, could compromise our ability to provide our solutions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could adversely affect our operating results and financial condition.
Our solutions are accessed by many of our clients and their customers, often at the same time. As we continue to expand the number of clients that we serve and solutions that we are able to offer to our clients and their customers, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of data centers, internet service providers, or other third-party service providers to meet our capacity requirements could result in interruptions or delays in access to our solutions or impede our ability to grow our business and scale our operations. If our third-party infrastructure service agreements are terminated, or there is a lapse of service, interruption of internet service provider connectivity, or damage to data centers, we could experience interruptions in access to our solutions as well as delays and additional expense in arranging new facilities and services.
We also rely on components, applications, and services supplied by third parties, including payment service providers and merchant acquirer partners which subjects us to risks. If these third parties experience operational interference or disruptions, breach their agreements with us, fail to perform their obligations and meet our expectations, or experience a cybersecurity incident, our operations could be disrupted or otherwise negatively affected, which could result in client dissatisfaction, regulatory scrutiny, and damage to our reputation and brand, and materially and adversely affect our business.
In addition, we are continually improving and upgrading our systems and technologies. Implementation of new systems and technologies is complex, expensive, and time-consuming. If we fail to timely and successfully implement new systems and technologies, or improvements or upgrades to existing information systems and technologies, or if such systems and technologies do not operate as intended, this could have an adverse impact on our business, internal controls (including internal controls over financial reporting), results of operations, and financial condition.

Risks Related to Our Legal, Regulatory and Compliance Landscape
We currently handle cross-border and domestic payments and plan to expand our solutions to new clients, to accept and settle payments in new countries and in new currencies, and to increase our global network to allow us to offer local and alternative payment methods, creating a variety of operational challenges; additionally, our domestic and international operations subject us to increased risks, which could harm our business.
Our business is subject to risks inherent in conducting business globally, including cross-border payments and domestic payments in the U.S. and certain other markets. Our handling of domestic and cross-border payments to our clients generates a significant portion of our revenues, with a substantial portion of such revenues coming from payments processed from Asia (including India, China and Korea). We expect that international revenues will continue to account for a significant percentage of total net revenues for the foreseeable future, and that in particular, the proportion of our revenue from Asia will continue to increase. Current events, including the possibility of renegotiated trade deals and international tax law treaties, create a level of uncertainty, and potentially increased complexity, for multinational companies. These uncertainties could have a material adverse effect on our business and our results of operations and financial condition. In addition, international operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:

•	foreign currency exchange rate volatility;

•	risks related to government regulation or required compliance with local laws;

•	local licensing and reporting obligations or the imposition of currency controls which make it impossible or increasingly difficult for our clients to collect payments from international customers;

•	local regulatory and legal obligations related to privacy, data protection, data localization, and user protections;

•
the need to localize our solutions, including offering clients and their customers the ability to transact business in the local currency and adapting our solutions to local preferences, in markets in which we may have limited or no experience;

•	trade barriers and changes in trade regulations;

•	difficulties in developing, staffing, and managing a large number of varying foreign operations as a result of distance, language, and cultural differences;

•	stringent local labor laws and regulations;

•	limitations on the repatriation of cash, including imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;

•	political or social unrest, economic instability, repression, or human rights issues;

•	natural disasters, global pandemics such as COVID-19 or other public health emergencies, acts of war, and terrorism;

•
compliance with U.S. laws and foreign laws prohibiting corrupt payments to government officials, such as the Foreign Corrupt Practices Act (FCPA) and the U.K. Bribery Act, and other local anti-corruption laws;

•	compliance with U.S. and foreign laws designed to combat money laundering and the financing of terrorist activities;

•
retaliatory tariffs and restrictions limiting free movement of currency and an unfavorable trade environment, including as a result of political conditions and changes in the laws in the United States and elsewhere and as described in more detail below;

•	antitrust and competition regulations;

•
expanded compliance with potentially conflicting and changing laws of taxing jurisdictions where we conduct business and applicable U.S. tax laws as they relate to international operations, the complexity and adverse consequences of such tax laws, and potentially adverse tax consequences due to changes in such tax laws;

•	national or regional differences in macroeconomic growth rates; and

•	increased difficulties in collecting accounts receivable.

Foreign operations may also expose us to political, social, regulatory and economic uncertainties affecting a country or region, or to political hostility to investments by foreign or private equity investors. Many financial markets are not as developed or as efficient as those in the United States, and as a result, liquidity may be reduced and price volatility may be higher in those markets than in more developed markets. The legal and regulatory environment may also be different, particularly with respect to bankruptcy and reorganization, and may afford us less protection as a creditor than we may be entitled to under U.S. law. Financial accounting standards and practices may differ, and there may be less publicly available information in respect of such companies.
Restrictions imposed or actions taken by foreign governments could include exchange controls, seizure or nationalization of foreign deposits and adoption of other governmental restrictions which adversely affect the prices of securities or the ability to repatriate profits. For instance, we process a substantial amount of payments from China. The Chinese government imposes controls on the convertibility of the Renminbi (RMB) the currency of China, into foreign currencies and, in certain cases, the remittance of currency out of China. The Chinese government may at its discretion further restrict access in the future to foreign currencies for current account transactions. In addition, income received by us from sources in some countries may be reduced by withholding and other taxes. Any such taxes paid by us will reduce the net income or return from such investments. While we will take these factors into consideration in making investment decisions, including when hedging positions, no assurance can be given that we will be able to fully avoid these risks or generate sufficient risk-adjusted returns.
Violations of the complex foreign and U.S. laws, rules and regulations that apply to our cross-border operations may result in fines, criminal actions, or sanctions against us, our officers, or FlyMates; prohibitions on the conduct of our business; and damage to our reputation. Although we have implemented policies and procedures designed to promote compliance with these laws, there can be no assurance that our FlyMates, contractors, or agents will not violate our policies. These risks are inherent in our cross-border operations and expansion, may increase our costs of doing business internationally, and could harm our business.
Payments and other financial services-related regulations and oversight are material to our business. Our failure to comply could materially harm our business.
The local, state, and federal laws, rules, regulations, licensing schemes, and industry standards in the U.S. and other jurisdictions in which we operate that govern our business include, or may in the future include, those relating to consumer finance and consumer protection, cross-border and domestic money transmission, foreign exchange, payments services (such as money transmission, payment processing, and settlement services), anti-money laundering, combating terrorist financing, escheatment, international sanctions regimes, and compliance with the PCI–DSS. These laws, rules, regulations, licensing schemes, and standards are enforced by multiple authorities and governing bodies in the United States, including the Department of the Treasury, the Federal Deposit Insurance Corporation, the SEC, Consumer Financial Protection Bureau, the Federal Trade Commission, self-regulatory organizations, and numerous state and local regulators and law enforcement agencies. Our clients also have their own regulatory obligations, and they expect our solutions to comply with the regulatory requirements that are applicable to their businesses. For additional discussion about the regulatory environment that we and our clients operate in, please see “Business–Regulation and Industry Standards”. As we expand into new jurisdictions, the number of foreign laws, rules, regulations, licensing schemes, and standards governing our business will expand as well. In addition, as our business and solutions continue to develop and expand, we may become subject to additional laws, rules, regulations, licensing schemes, and standards. We may not always be able to accurately predict the scope or applicability of certain laws, rules, regulations, licensing schemes, or standards to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.
Certain of our subsidiaries are registered with the U.S. Department of the Treasury’s Financial Crimes Enforcement Network. Our subsidiary Flywire Global Corp. has obtained licenses to operate as a money transmitter (or the statutory equivalent) in 33 U.S. jurisdictions, and is in the process of applying for a license in, to the best of our knowledge, all U.S. states and territories where such licensure or registration is required in order to be able to offer additional business lines in the future. As a licensed money transmitter, we are (and in the states where we are awaiting licensure, will be) subject to obligations and restrictions with respect to the investment of client funds, reporting requirements, bonding requirements, minimum capital requirements, and inspection by state regulatory agencies concerning various aspects of our business. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our solutions are considered money transmission, are matters of regulatory interpretation and could change over time. In addition, there are substantial costs involved in maintaining and renewing our licenses, certifications, and approvals, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance, or other requirements of such licenses.

If we fail to predict how a U.S. law or regulation or a law or regulation from another jurisdiction in which we operate will be applied to us, we could be subject to additional licensure requirements and/or administrative enforcement actions. This could also require changes to the manner in which we conduct some aspects of our business or potential product changes, and require us to pay fines, penalties, or compensation to clients for past non-compliance.
At the federal level, we are registered as a Money Services Business (MSB) with the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (FinCEN). At the state level, we rely on various exemptions from state money transmitter licensing requirements, and regulators may find that we have violated applicable laws or regulations because we are not licensed or registered as a money transmitter in all of the U.S. jurisdictions we service. We believe, based on our business model, that we have valid exemptions from licensure under various state money transmission laws, either expressly as a payment processor or agent of the payee, or pursuant to common law as an agent of the payee. While we believe we have defensible arguments in support of our positions under the state money transmission statutes, we have not expressly obtained confirmation of such positions from the state banking departments who administer the state money transmission statutes. It is possible that certain state banking departments may determine that our activities are not exempt. Any determination that we are in fact required to be licensed under the money transmission statute of a state where we are not yet licensed may require substantial expenditures of time and money to remediate and could lead to liability in the nature of penalties or fines, costs, legal fees, reputational damage or other negative consequences. We could be required to cease operations in some or all of the U.S. jurisdictions we service and where we are not yet licensed, which determination would have a materially adverse effect on our business, including our financial condition, operating results, and reputation. In the past, certain competitors have been found to violate laws and regulations related to money transmission, and they have been subject to fines and other penalties by regulatory authorities.
The adoption of new money transmitter or money services business statutes in jurisdictions or changes in regulators’ interpretation of existing state and federal money transmitter or money services business statutes or regulations could subject us to new registration or licensing requirements. There can be no assurance that we will be able to obtain or maintain any such licenses in all of the jurisdictions we service, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material and adverse effect on our business. These factors could impose substantial additional costs, involve considerable delay to the development or provision of our solutions, require significant and costly operational changes, or prevent us from providing our solutions in any given market.
The regulatory environment in which we operate is subject to constant change, and new regulations could make aspects of our business as currently conducted no longer possible.
In the future, as a result of the regulations applicable to our business, we could be subject to investigations and resulting liability, including governmental fines, restrictions on our business, or other sanctions, and we could be forced to cease conducting certain aspects of our business with residents of certain jurisdictions, be forced to change our business practices in certain jurisdictions, or be required to obtain additional licenses or regulatory approvals. For example, because a majority of voters in the United Kingdom (U.K.) approved an exit from the European Union (E.U.) (commonly referred to as Brexit), we were required to obtain a license from a member state of the European Economic Area (EEA) which would allow us to continue to provide our solutions to clients located in the EEA under a principle known as “passporting”. We were able to obtain a license as an authorized payment institution from the Bank of Lithuania in September 2019 and subsequently obtained the right to passport our solutions to other EEA member states.
Government agencies may impose new or additional rules on money transmission, including regulations that:

•	prohibit, restrict, and/or impose taxes or fees on money transmission transactions in, to or from certain countries or with certain governments, individuals, and entities;

•	impose additional client identification and client due diligence requirements;

•	impose additional reporting or recordkeeping requirements, or require enhanced transaction monitoring;

•	limit the types of entities capable of providing money transmission services, or impose additional licensing or registration requirements;

•	impose minimum capital or other financial requirements;

•
limit or restrict the revenue that may be generated from money transmission, including revenue from the transaction value associated with the payment method used by our clients’ customers and platform-related fees for access to our solutions and invoice and payment plan fees;

•	require enhanced disclosures to our money transmission clients or their customers;

•	require the principal amount of money transmission transactions originated in a country to be invested in that country or held in trust until paid;

•	limit the number or principal amount of money transmission transactions that may be sent to or from a jurisdiction, whether by an individual or in the aggregate; and

•
restrict or limit our ability to process transactions using centralized databases, for example, by requiring that transactions be processed using a database maintained in a particular country or region.

We are subject to governmental laws and requirements regarding economic and trade sanctions, anti-money laundering, and counter-terror financing that could impair our ability to compete in international markets or subject us to criminal or civil liability if we violate them.
We are currently required to comply with U.S. economic and trade sanctions administered by the U.S. Department of Treasury’s Office of Foreign Assets Control (OFAC) and we have processes in place to comply with the OFAC regulations as well as similar requirements in the foreign jurisdictions in which we already operate. As part of our compliance efforts, we scan our clients against watch lists promulgated by OFAC and certain other international agencies. Our application can be accessed from anywhere in the world, and if our service is accessed from a sanctioned country in violation of applicable trade and economic sanctions, we could be subject to fines or other enforcement actions. We are also subject to various anti-money laundering and counter-terrorist financing laws and regulations around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal or terrorist activities. In the United States, most of our solutions are subject to anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended (BSA), and similar laws and regulations. The BSA, among other things, requires MSBs to develop and implement risk-based anti-money laundering programs, to report large cash transactions and suspicious activity, and in some cases, to collect and maintain information about clients who use their services and maintain other transaction records. Regulators and third-party auditors have identified gaps in how similar businesses have implemented anti-money laundering programs, and we could likewise be subject to significant fines, penalties, inquiries, audits, investigations, enforcement actions, and criminal and civil liability if our anti-money laundering program is found to be insufficient by a regulator.
Our business operations in other parts of the world such as the U.K., Lithuania, and Singapore are subject to similar laws and requirements. Regulators in the United States and globally continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our clients and to monitor transactions on our system, including payments to persons outside of the United States. Regulators regularly re-examine
the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of clients, and any change in such thresholds could result in greater costs for compliance. Similarly, as a condition to doing business with us, our banking and other strategic partners also impose ongoing obligations on us related to anti-money laundering, counter-terrorist financing and sanctions screening. Any failure on our part to maintain the necessary processes and policies to comply with these regulations and requirements, or to adapt our processes and policies to changes in laws, would subject us to penalties, fines, or loss of key relationships which would have a material adverse effect on our business and results of operations.
Any actual or perceived failure to comply with governmental regulation and other legal obligations, particularly those related to privacy, data protection, and information security, could harm our business. Compliance with such laws could also result in additional costs and liabilities to us or inhibit sales of our solutions.
Our clients and their customers store personal and business information, financial information and other sensitive information through our solutions. In addition, we collect, store, and process personal and business information and other data from and about actual and prospective clients, their customers, our FlyMates and our service providers and other business partners, as well as their personnel. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission (FTC), and various state, local, and foreign agencies. Our data handling is also subject to contractual obligations and industry standards.
The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use, and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising, and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm Leach Bliley Act, the Family Educational Rights and Privacy Act, the Health Insurance Portability and Accountability Act, and the now in question
E.U.-U.S.
and Swiss—U.S. Privacy Shield protections, as well as state laws relating to privacy and data security. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. For example, California enacted the California Consumer Privacy Act of 2018 (CCPA), which took effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, and broadly defines personal information. The CCPA creates new individual privacy rights for consumers (as that term is broadly defined) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to California consumers about its data collection, use and sharing practices, provide such consumers with ways to opt-out
of certain sales or transfers of personal information, provides for civil penalties for violations, and allows for a new private right of action for data breaches that has resulted in an increase in data breach litigation. It remains unclear, however, how the CCPA will be interpreted. As currently written, it will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

Additionally, a new California ballot initiative, the California Privacy Rights Act (CPRA) was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.
The laws and regulations relating to privacy and data security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. The CCPA, in particular, has prompted a number of proposals for new federal and state-level privacy legislation, which could increase our potential liability and adversely affect our business. Virginia became the second state after California to enact a broad privacy law with the passage of the Virginia Consumer Data Protection Act (CDPA) on March 2, 2021. The CDPA contains several new requirements for covered companies that may add operational challenges, including a greater emphasis on transparency, broader affirmative consent or opt-in requirements to process sensitive personal data, broader opt-out rights and data protection assessment requirements for certain sales of personal data as well as targeted advertising and profiling, and an appeal process for denials of consumer rights requests. The law will take effect January 1, 2023, the same day as the CPRA. Colorado became the third state with the passage of the Colorado Privacy Act (CPA) on July 8, 2021. Like the CDPA, the CPA provides consumers the right to opt out of processing for sales of personal data, targeted advertising, and profiling, provides the right to appeal a business’ denial to take action, among other new consumer rights, requires data protection assessments for certain processing activities, and, unlike the CDPA, grants the Attorney General rulemaking powers. The law will take effect on July 1, 2023. Unlike in California, neither law provides for a private right of action. We anticipate that more states may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.
Many of the foreign jurisdictions where we or our clients operate or conduct business, including the European Union, have laws and regulations dealing with the collection, use, storage, and disclosure and other handling (collectively, processing) of personal information, which in some cases are more restrictive than those in the United States. In addition to regulating the processing of personal information within the relevant jurisdictions, these legal requirements often also apply to the processing of personal information outside these jurisdictions, where there is some specified link to the relevant jurisdiction. For example, Flywire has multiple offices in Europe and serves clients and their customers throughout the E.U., where the GDPR went into effect in 2018. The General Data Protection Regulation (GDPR), which is also the law in Iceland, Norway, Liechtenstein, and—to a large degree—the U.K., has an extensive global reach and imposes robust obligations relating to the processing of personal information, including documentation requirements, greater control for data subjects (e.g., the “right to be forgotten” and data portability), security requirements, notice requirements, restrictions on sharing personal information, data governance obligations, data breach notification requirements, and restrictions on the export of personal information to most other countries. The solutions that we currently offer subject us to many of these laws and regulations in many of the foreign jurisdictions where we operate or conduct business, and these laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future.
Recent legal developments have created compliance uncertainty regarding some transfers of personal information from the U.K. and EEA to locations where we or our clients operate or conduct business, including the United States and potentially Singapore, particularly with respect to cross-border transfers. Under the GDPR, such transfers can take place only if certain conditions apply or if certain data transfer mechanisms are in place. In July 2020, the European Court of Justice (CJEU) ruled in its “
Schrems II
” decision
(C-311/18),
that the Privacy Shield, a transfer mechanism used by thousands of companies to transfer data between those jurisdictions and United States (and also used by Flywire), was invalid and could no longer be used due to the strength of United States surveillance laws. In September 2020, the Federal Data Protection and Information Commissioner of Switzerland (where the law has a similar restriction on the export of personal information) issued an opinion concluding that the
Swiss-U.S.
Privacy Shield Framework does not provide an adequate level of protection for data transfers from Switzerland to the United States pursuant to Switzerland’s Federal Act on Data Protection. Flywire and our clients continue to use alternative transfer strategies, including the European Commission’s Standard Contractual Clauses (SCCs), while the authorities interpret the
Schrems II
decision and the validity of alternative data transfer mechanisms. The SCCs, though previously approved by the European Commission, have faced challenges in European courts (including being called into question in the
Schrems II
decision), and may be further challenged, suspended or invalidated for transfers to some or all countries. For example, guidance regarding
Schrems II
issued by the European Data Protection Board (which is comprised of representatives from every E.U. member state’s top data protection authority) have cast serious doubt on the validity of SCCs for most transfers of personal information to the United States. At present, there are few if any viable alternatives to the Privacy Shield and the SCCs, so such developments may necessitate further expenditures on local infrastructure, changes to internal business processes, changes to clients and clients’ customer facing solutions, or may otherwise affect or restrict our sales and operations.

On June 4, 2021, the European Commission released the final Implementing Decision on SCCs (New SCCs) for the transfer of personal data from the EU to “third countries” such as the US. The New SCCs will repeal and replace the existing SCCs (dating from 2001, 2004 and 2010) and address the entry into force of the GDPR) and the July 2020 decision of the CJEU in
Schrems II
, which invalidated the
EU-US
Privacy Shield. The New SCCs broadly follow the draft implementing decision on standard contractual clauses (Draft SCCs) issued by the European Commission on November 12, 2020, but there are some material differences. The Draft SCCs’ significant and extensive new requirements for data importers that act as controllers (for example, obligations to give notice to data subjects and to notify personal data breaches to EU authorities) remain, but have been aligned more closely with the GDPR requirements. While the New SCCs are not immediately in force, compliance with them will be required for new transfer agreements entered into from late September 2021. SCCs currently in effect must be replaced with the New SCCs by late December 2022.
E.U. data protection authorities have the power to impose administrative fines for violations of the GDPR of up to a maximum of
€
20 million or 4% of a corporate family’s total worldwide global turnover for the preceding fiscal year, whichever is higher. Such penalties are in addition to any civil litigation claims by clients, data subjects or other third parties. We believe that the solutions that we currently offer subject us to the GDPR and other laws and regulations relating to privacy, data protection, and information security, and these may be modified or subject to new or different interpretations in the future. We will need to take steps to address compliance obligations in this rapidly evolving legal environment, but we cannot assure you that we will be able to implement changes in a timely manner or without significant disruption to our business, or that such steps will be effective, and we may face the risk of liability and loss of business.
In addition, further to the U.K. exit from the E.U. on January 31, 2020, the GDPR ceased to apply in the U.K. at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the U.K.’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain U.K. specific amendments) into U.K. law (referred to as the U.K. GDPR). The U.K. GDPR and the U.K. Data Protection Act 2018 set out the U.K.’s data protection regime, which is independent from but aligned to the E.U.’s data protection regime.
Non-compliance
with the U.K. GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Like the GDPR, the U.K. GDPR restricts personal data transfers outside the U.K. to countries not regarded by the U.K. as providing adequate protection (this means that personal data transfers from the U.K. to the EEA remain free flowing).
On June 28, 2021, the European Commission adopted an adequacy decision under the GDPR, thereby recognizing that the U.K.’s data protection system continues to provide the same protections with respect to personal data as when it was an EU member state, and enabling the continued exchange of personal data between the E.U. and the U.K. The adequacy decision facilitates the implementation of the E.U.-U.K. Trade Cooperation Agreement, which foresaw the need for bilateral data flow and continued cooperation. The adequacy decision does, however, include a ‘sunset clause’, limiting its duration to four years, at which point the European Commission will need to once again review the safeguards in place in the U.K.’s post-Brexit legal system and decide if the adequacy decision may be renewed.
This lack of clarity on future U.K. laws and regulations and their interaction with E.U. laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of E.U. personal information and our privacy and data security compliance programs. It is possible that over time the U.K. Data Protection Act 2018 could become less aligned with the GDPR, which could require us to implement different compliance measures for the U.K. and the E.U. and result in potentially enhanced compliance obligations for E.U. personal data.
In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that, if adopted, may apply to us, or which clients or clients’ customers may require us to adopt. Because the interpretation and application of privacy and data protection laws, regulations, rules, and other standards are still uncertain, it is possible that these laws, rules, regulations, and other actual or alleged legal obligations, such as contractual or self-regulatory obligations, may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the functionality of our solutions. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business. Any failure or perceived failure by us to comply with laws, regulations, policies, legal, or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties, or adverse publicity, and could cause our clients and partners to lose trust in us, which could have an adverse effect on our reputation and business. We expect that there will continue to be new proposed laws, regulations, and industry standards relating to privacy, data protection, marketing, consumer communications, and information security, and we cannot determine the impact such future laws, regulations, and standards may have on our business. Future laws, regulations, standards, and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new functionality and maintain and grow our client base and increase revenue. Future restrictions on the collection, use, sharing, or disclosure of data, or additional requirements for express or implied consent of our clients, partners, or end users for the use and disclosure of such information could require us to incur additional costs or modify our solutions, possibly in a material manner, and could limit our ability to develop new functionality.

If we are not able to comply with these laws or regulations, or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain solutions, which would negatively affect our business, financial condition, and operating results. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise adversely affect the growth of our business. Furthermore, any costs incurred as a result of this potential liability could harm our operating results.
We are subject to anti-corruption, anti-bribery, and similar laws, and non-compliance with
such laws can subject us to criminal or civil liability and harm our business.
We are subject to the FCPA, the U.K. Bribery Act, U.S. domestic bribery laws, and other anti-corruption laws. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public sector. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. We maintain operations and serve clients in several countries around the world. Although we do not target government entities as clients, some of our clients may receive funding or other support from local, state, provincial or national governments. As we maintain and seek to increase our international cross-border business and expand operations abroad, we may engage with business partners and third-party intermediaries to market our services and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our FlyMates, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.
While we maintain policies and training programs for our FlyMates related to anti-corruption, anti-bribery and gift giving, and include representations regarding legal compliance in our contracts with vendors and strategic partners, there can be no assurances that these policies, training programs or contractual provisions will be observed or enforceable. We cannot assure you that all of our FlyMates and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international business, our risks under these laws may increase.
Detecting, investigating, and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption or anti-bribery laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties, injunctions, suspension or debarment from contracting with certain persons, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas are received or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our business, operating results, and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.
New or revised tax regulations, unfavorable resolution of tax contingencies or changes to enacted tax rates could adversely affect our tax expense.
Changes in tax laws or their interpretations could result in changes to enacted tax rates and may require complex computations to be performed that were not previously required, significant judgments to be made in interpretation of the new or revised tax regulations and significant estimates in calculations, as well as the preparation and analysis of information not previously relevant or regularly produced. Future changes in enacted tax rates could negatively affect our results of operations.
The vast majority of states have considered or adopted laws that impose tax collection obligations on out-of-state companies.
States where we have nexus may require us to calculate, collect, and remit taxes on sales in their jurisdiction. Additionally, the Supreme Court of the United States recently ruled in
 South Dakota v. Wayfair, Inc. et al
(Wayfair) that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may enforce laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. We may be obligated to collect and remit sales and use tax in states in which we have not collected and remitted sales and use tax. A successful assertion by one or more states requiring us to collect taxes where we historically have not or presently do not do so could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state
sellers could also create additional administrative burdens for us, put us at a perceived competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could adversely affect our business and operating results.

Our tax returns and positions are subject to review and audit by federal, state, local and international taxing authorities. An unfavorable outcome to a tax audit could result in higher tax expense, thereby negatively affecting our results of operations and cash flows. We have recognized estimated liabilities on the balance sheet for material known tax exposures relating to deductions, transactions and other matters involving some uncertainty as to the proper tax treatment of the item. These liabilities reflect what we believe to be reasonable assumptions as to the likely final resolution of each issue if raised by a taxing authority. While we believe that the liabilities are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be finally resolved at a financial amount no more than any related liability. An unfavorable resolution, therefore, could negatively affect our financial position, results of operations and cash flows in the current and/or future periods.
I
f we fail to adequately protect our proprietary rights, our competitive position could be impaired and we may lose valuable assets, generate less revenue and incur costly litigation to protect our rights.
Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of copyrights, trademarks, service marks, trade secret laws, the domain name dispute resolution mechanism, confidentiality procedures, and contractual provisions to establish and protect our proprietary rights. However, effective protection of intellectual property rights is expensive, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights, and the steps we take to protect our intellectual property may be inadequate. We do not have patents covering any of our technology and do not actively pursue patents. Any of our trademarks, or other intellectual property rights may be challenged or circumvented by others, or narrowed or invalidated through administrative process or litigation. There can be no guarantee that others will not independently develop similar solutions or duplicate any of our solutions. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third parties to copy our solutions and use information that we regard as proprietary to create solutions that compete with ours.
We pursue registration of copyrights, trademarks, and domain names in the United States and in certain jurisdictions outside of the United States, but doing so may not always be successful or cost-effective. We may be unable or, in some instances, choose not to obtain legal protection for our intellectual property, and our existing and future intellectual property rights may not provide us with competitive advantages or distinguish our solutions from those of our competitors. The laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may be uncertain or unavailable in those jurisdictions. We may need to expend additional resources to defend our intellectual property in such countries, and the inability to do so could impair our business or adversely affect our international expansion. Particularly given the international nature of the Internet, the rate of growth of the Internet, and the ease of registering new domain names, we may not be able to detect unauthorized use of our intellectual property or take prompt enforcement action.
We endeavor to enter into agreements with our employees, consultants and contractors and with parties with whom we do business in order to acquire intellectual property rights developed as a result of service to Flywire, as well as to limit access to and disclosure of our proprietary information. No assurance can be given that our intellectual property related agreements with our employees, consultants, contractors clients, their customers, or strategic partners and others will be effective in controlling access to and distribution of our solutions and proprietary information, potentially resulting in the unauthorized use or disclosure of our trade secrets and other intellectual property, including to our competitors, which could cause us to lose any competitive advantage resulting from this intellectual property. Further, these agreements do not prevent our competitors or partners from independently developing technologies that are substantially equivalent or superior to our solutions. In addition, individuals not subject to invention assignment agreements may make adverse ownership claims to our current and future intellectual property.
To protect our intellectual property rights, we may be required to spend significant resources to monitor, protect and defend these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our solutions, delay introductions of new features, integrations, and capabilities, result in our substituting inferior or more costly technologies into our solutions, or injure our reputation. In addition, we may be required to license additional technology from third parties to develop and market new features, integrations, and capabilities, and we cannot be certain that we could license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete.

We may in the future be subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.
We may in the future become subject to intellectual property disputes. Lawsuits are time-consuming and expensive to resolve and they divert management’s time and attention. We cannot predict the outcome of lawsuits and cannot assure you that the results of any such actions will not have an adverse effect on our business, operating results, or financial condition. During litigation, we may become subject to provisional rulings, including preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle legal disputes on terms that are unfavorable to us. Furthermore, such disputes, even those without merit, may subject us to an unfavorable judgment that we may not choose to appeal or that may not be reversed upon appeal. In such a situation, we could be required to pay substantial damages or license fees to third party patent owners. In addition, we may also be required to modify, redesign, reengineer, or rebrand our solutions, or stop making, licensing, or providing solutions that incorporate the asserted intellectual property. Alternatively, we may enter into a license agreement to continue practices found to be in violation of a third party’s rights. If we are required, or choose to enter into, royalty or licensing arrangements, such arrangements may not be available on reasonable terms or at all. In addition, we may also be contractually obligated to indemnify our clients in the event of infringement of a third party’s intellectual property rights.
Our use of “open source” software could negatively affect our ability to offer and sell access to our solutions and subject us to possible litigation.
We use open source software in our solutions and expect to continue to use open source software in the future. There are uncertainties regarding the proper interpretation of and compliance with open source licenses, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to use such open source software, and consequently to provide or distribute our solutions. Although use of open source software has historically been free, recently several open source providers have begun to charge license fees for use of their software. If our current open source providers were to begin to charge for these licenses or increase their license fees significantly, this would increase our research and development costs and have a negative impact on our results of operations and financial condition.
Additionally, we may from time to time face claims from third parties claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of source code for the open source software, derivative works or our proprietary source code that was developed using, or that is distributed with, such open source software. These claims could also result in litigation and could require us to make our proprietary software source code freely available, require us to devote additional research and development resources to change our solutions or incur additional costs and expenses, any of which could result in reputational harm and would have a negative effect on our business and operating results. In addition, if the license terms for the open source software we utilize change, we may be forced to reengineer our solutions or incur additional costs to comply with the changed license terms or to replace the affected open source software. Further, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software or indemnification for third party infringement claims. Although we have implemented policies to regulate the use and incorporation of open source software into our solutions, we cannot be certain that we have not incorporated open source software in our solutions in a manner that is inconsistent with such policies.
I
ndemnity and liability provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, data protection, and other losses.
Our agreements with some of our technology partners and certain clients include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, data protection, damages caused by us to property or persons, or other liabilities relating to or arising from our solutions or other contractual obligations. Some of these indemnity agreements provide for uncapped liability and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, operating results, and financial condition. We may incur substantial liability, and we may be required to cease use of certain functions of our solutions, as a result of intellectual property related claims. Any dispute with a client or technology partner with respect to these obligations could have adverse effects on our relationship with that client or technology partner and other existing or new clients or technology partners, and harm our business and operating results. In addition, although we carry insurance, our insurance may not be adequate to indemnify us for all liability that may be imposed, or otherwise protect us from liabilities or damages with respect to claims alleging compromises of client or client customer data, and any such coverage may not continue to be available to us on acceptable terms or at all.
The United Kingdom’s departure from the E.U. could adversely affect us.
The U.K. formally exited the E.U. on January 31, 2020 and a transition period was in place until December 31, 2020 during which time the U.K. remained in both the E.U. customs union and single market and was subject to E.U. rules. There is a significant lack of clarity over the terms of the U.K.’s future relationship with the E.U. in the future.

Brexit could therefore adversely affect U.K., regional (including European), and worldwide economic and market conditions and could contribute to instability in global financial and foreign currency exchange markets, including volatility in the value of the British Pound and Euro, which in turn could adversely affect us or our clients and companies with which we do business, particularly in the U.K. Brexit could lead to greater restrictions on travel between the U.K. and the EEA region, with the potential inability of students to travel or relocate for purposes of seeking foreign educational opportunities. Brexit could also trigger a general deterioration in credit conditions, a downturn in consumer sentiment, and overall negative economic growth. Any of these scenarios could have an adverse effect on our business or our clients.
In addition, Brexit could lead to legal uncertainty and increased complexity for financial services firms as national laws and regulations in the U.K. start to diverge from E.U. laws and regulations. In particular, depending on the terms of Brexit, we may face new regulatory costs and challenges, including the following:

•
if we are unable to utilize appropriate authorizations and regulatory permissions, our European operations could lose their ability to offer services into the U.K. market on a cross-border basis and for our U.K. based operations to offer services on a cross-border basis in the European markets;

•
we could be required to obtain additional regulatory permissions to operate in the U.K. market, adding costs and potential inconsistency to our business. Depending on the capacity of the U.K. authorities, the criteria for obtaining permission, and any possible transitional arrangements, our business in the U.K. could be materially affected or disrupted;

•
we could be required to comply with legal and regulatory requirements in the U.K. that are in addition to, or inconsistent with, those of the E.U., leading to increased complexity and costs for our European and U.K. operations; and

•	our ability to attract and retain the necessary human resources in appropriate locations to support our U.K. and European business could be adversely impacted.
These and other factors related to Brexit could, individually or in the aggregate, have a material adverse impact on our business, financial condition, and results of operations.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of June 30, 2021, we had U.S. federal net operating loss (NOL) carryforwards of approximately $123.0 million and state net operating loss carryforwards of approximately $105.6 million. The federal and material state net operating loss carryforwards will begin to expire in 2030 and 2024, respectively. In general, under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs
and other tax attributes such as research tax credits to offset future taxable income. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of our IPO or future transactions in our stock, then our ability to utilize NOLs and other pre-change
tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.
Under the Tax Cuts and Jobs Act enacted in 2017 (Tax Act) as modified by the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020 (CARES Act), U.S. federal NOL carryforwards generated in taxable periods beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOL carryforwards in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. In addition, federal NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation, and NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback
and twenty-year carryforward period. Deferred tax assets for NOLs will need to be measured at the applicable tax rate in effect when the NOL is expected to be utilized. Similar rules may apply under state tax laws. The changes in the carryforward/carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.

Risks Related to Being a Public Company
As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank), the listing requirements of The Nasdaq Global Select Market (Nasdaq), and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming, or costly, and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It may require significant resources and management oversight to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. To comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.
As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act (Section 404), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with our second annual report on
Form 10-K.
Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of our internal control over financial reporting, provided that our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an emerging growth company, as defined in the JOBS Act. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.
We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.
If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control, including as a result of a material weakness, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, Dodd-Frank, the listing requirements of the Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements and interacting with public company investors and securities analysts. These new obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day
management of our business, which could harm our business, operating results, and financial condition. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.
Risks Related to Ownership of Our Common Stock
The price of our common stock may be volatile or may decline regardless of our operating performance and you may not be able to resell your shares at or above the price you paid for them.
An active or liquid market in our common stock may not be sustainable. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	overall performance of the equity markets;

•	our operating performance and the performance of other similar companies;

•	delays in the roll out of new solutions;

•
changes in our projected operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that elect to follow our common stock;

•	regulatory actions with respect to our payment solutions;

•	regulatory or legal developments in the United States and other countries;

•	the level of expenses related to our solutions;

•	announcements of acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	developments or disputes concerning patent applications, issued patents or other intellectual property or proprietary rights;

•	recruitment or departure of key personnel;

•	the economy as a whole and market conditions in our industry, including conditions resulting from the COVID-19 pandemic;

•	variations in our financial results or the financial results of companies that are perceived to be similar to us;

•	financing or other corporate transactions, or inability to obtain additional funding;

•	changes in the structure of payment systems;

•	effects of the ongoing United States-China trade war;

•	trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;

•	the expiration of market standoff or contractual lock-up agreements;

•	the size of our market float; and

•	any other factors discussed in this Form 10-Q and our Final Prospectus.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, and technology companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business.
We are an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.
We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering (December 31, 2026), (ii) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible
debt securities, and (iv) the date on which we are deemed to be a “large accelerated filer,” which will occur as of the end of any fiscal year in which we (x) have an aggregate market value of our common stock held by non-affiliates
of $700 million or more as of the last business day of our most recently completed second fiscal quarter, (y) have been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months, and (z) have filed at least one annual report pursuant to the Exchange Act.
We cannot predict if investors will find our common stock less attractive if we continue to choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future operating results may not be as comparable to the operating results of certain other companies in our industry that adopted such standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our intellectual property on unfavorable terms to us.
Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, government or private party grants, debt financings and strategic partnership agreements. We may seek additional capital through a variety of means, including through strategic partnership arrangements, public or private equity or debt financings, third-party funding and marketing and distribution arrangements, as well as other strategic alliances and licensing arrangements or any combination of these approaches. However, the disruption in the capital markets caused by the
COVID-19
outbreak could make any financing more challenging, and there can be no assurance that we will be able to raise capital on commercially reasonable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation preferences or other rights, powers or preferences that may adversely affect your rights as a stockholder. To the extent that debt financing is available, and we choose to raise additional capital in the form of debt, such debt financing may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital pursuant to collaborations, licensing arrangements or other strategic partnerships, such agreements may require us to relinquish rights to our technologies.
If we are unable to raise additional funds through equity or debt financing or through collaborations or strategic partnerships when needed, we may be required to delay, limit, reduce or terminate the development of our solutions or commercialization efforts.

We may allocate our cash and cash equivalents in ways that you and other stockholders may not approve.
Our management has broad discretion in the application of our cash and cash equivalents, and you will not have the opportunity as part of your investment decision to assess whether the net proceeds are being used appropriately. Because of the number and variability of factors that determine our use of our cash and cash equivalents, their ultimate use may vary substantially from their currently intended use. Our management might not apply our net proceeds in ways that ultimately increase the value of your investment. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest the net proceeds from our initial public offering in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply the net proceeds from the initial public offering in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If no or only very few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.
Substantial amounts of our outstanding shares may be sold into the market in the near future. If there are substantial sales of shares of our common stock, the price of our common stock could decline.
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. All of the shares of common stock sold in our initial public offering are available for sale in the public market, unless purchased by our affiliates. Substantially all of our outstanding shares of common stock prior to the initial public offering are currently restricted from resale as a result of
“lock-up”
agreements (which may be waived by Goldman Sachs & Co. LLC, in its sole discretion, with or without notice). The lock-up agreements will terminate, and accordingly, the shares of our voting common stock and non-voting common stock (following conversion into our common stock) subject to such agreements will be eligible for sale in the public market beginning at the commencement of trading on the earlier of (i) the second trading day immediately following our public release of quarterly results for the quarter ended September 30, 2021 and (ii) November 21, 2021.
Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act, and various vesting agreements.
Certain of our stockholders will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders, subject to market standoff and lock-up
agreements. We registered shares of common stock that we have issued and may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance, subject to existing market standoff or lock-up
agreements and securities laws.
The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares, including as a result of the release of restrictions under existing market standoff or lock-up
agreements.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.
As of June 30, 2021, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 38.6% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders, including those who purchased shares in the initial public offering, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.
We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
We have never declared or paid any cash dividend on our common stock and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our loan and security agreement currently prohibits us from paying dividends on our equity securities, and any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.
Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law (DGCL) may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•
the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

•
the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•
the requirement that a special meeting of stockholders may be called only by a majority vote of our entire board of directors, the chairman of our board of directors or our chief executive officer, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•
the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation or our amended and restated bylaws, which may inhibit the ability of an acquiror to effect such amendments to facilitate an unsolicited takeover attempt; and

•
advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

In addition, as a Delaware corporation, we are subject to Section 203 of the DGCL. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time. A Delaware corporation may opt out of this provision by express provision in its original certificate of incorporation or by amendment to its certificate of incorporation or bylaws approved by its stockholders. However, we have not opted out of this provision.

These and other provisions in our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including delay or impede a merger, tender offer or proxy contest involving our company. The existence of these provisions could negatively affect the price of our common stock and limit opportunities for you to realize value in a corporate transaction.
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated certificate of incorporation will provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our certificate of incorporation or our bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. This provision would not apply to claims brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our amended and restated certificate of incorporation provides further that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These choices of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive-forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive-forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
During the second quarter of fiscal 2021, we sold shares of our common stock upon the exercise of outstanding options under our 2009 Equity Incentive Plan and 2018 Stock Incentive Plan. All of the forgoing transactions involved issuances of securities to employees of the Company and are exempt from registration pursuant to Rule 701 promulgated under the Securities Act of 1933, as amended, as transactions pursuant to benefit plans and contracts relating to compensation. The following table shows the date of these sales, the number of shares sold, and the per share and aggregate sales price.

Date of Sale	Number of Shares Sold	Per Share Price	Aggregate Price
4/1/2021	68,385	0.22	14,957
4/2/2021	96	3.95	379
4/4/2021	45,969	3.28	150,651
4/7/2021	13,629	1.34	18,245
4/8/2021	75,000	0.35	26,500
4/11/2021	6,123	3.28	20,106
4/13/2021	5,385	3.28	17,645
4/14/2021	156	3.30	515
4/16/2021	3,000	3.28	9,830
4/22/2021	366,561	0.81	297,346
4/27/2021	18,570	1.58	29,389
4/28/2021	8,748	3.28	28,664
4/29/2021	939	3.28	3,077
4/30/2021	251,700	2.10	529,697
5/3/2021	1,890	3.30	6,241
5/5/2021	1,260	3.30	4,162
5/6/2021	3,048	2.72	8,303
5/7/2021	900	0.77	690
5/25/2021	20,075	2.71	54,436
5/26/2021	173,913	0.37	64,846
5/27/2021	2,186	3.61	7,900
5/28/2021	4,439	1.26	5,576

	1,071,972	1.21	1,299,155

In addition, immediately prior to the closing of our IPO, we issued 182,467 shares of our Series C convertible preferred stock upon the net exercise of warrants to purchase shares of Series C convertible preferred stock. Such shares were automatically converted into shares of common stock in connection with the IPO. The offer, sale, and issuance of these securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Regulation D or Regulation S promulgated thereunder) as transactions by an issuer not involving any public offering. The recipient of securities in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. The recipient of securities in this transaction was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.
Use of Proceeds
In May 2021, we closed our IPO in which we issued and sold 12,006,000 shares of our voting common stock, including 1,566,000 shares of voting common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $24.00 per share, for aggregate net proceeds of $263.8 million, after deducting underwriting discounts and commissions of $19.4 million and other offering costs of $4.9 million. Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Citigroup Global Markets Inc. acted as representatives of the underwriters for our IPO. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form
S-1
(File
No. 333-255706),
which was declared effective by the SEC on May 25, 2021, and a Registration Statement on Form
S-1
MEF (File
No. 333-256471)
filed pursuant to Rule 462(b) of the Securities Act.
The IPO terminated after the sale of all securities registered pursuant to the Registration Statements. As of June 30, 2021, the net proceeds of our IPO are in non-interest
bearing accounts, but are expected to be invested in investment grade, interest-bearing instruments in the third quarter of 2021. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated May 25, 2021, filed with the SEC pursuant to Rule 424(b) relating to our initial public offering.

Item 3.	Defaults Upon Senior Securities.
Not applicable.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
Not applicable.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Flywire Corporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2021.

3.2	Amended and Restated Bylaws of Flywire Corporation, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 1, 2021.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLYWIRE CORPORATION

Date: August 16, 2021	By:	/s/ Michael Massaro
Michael Massaro
Principal Executive Officer

Date: August 16, 2021	By:	/s/ Michael Ellis
Michael Ellis
Principal Financial and Accounting Officer