Form 10-Q
period 2021-09-30
Flywire Corp
filed 2021-11-12
CIK 1580560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 8, 2021, the registrant had 98,693,094 shares of voting common stock, $0.0001 par value per share, outstanding and 5,988,378 shares of non-voting common stock $0.0001 par value per share, outstanding.

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
•
political, economic, legal, social and health risks, including the COVID-19 pandemic and subsequent public health measures that may affect our business or the global economy;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (Amounts in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$449,130	$104,052
Restricted cash	4,000	5,000
Accounts receivable, net of allowance for doubtful accounts of $26 and $481, respectively	12,949	11,573
Unbilled receivables	1,760	1,698
Funds receivable from payment partners	21,896	22,481
Prepaid expenses and other current assets	10,208	3,754
Total current assets	499,943	148,558
Property and equipment, net	8,690	5,101
Intangible assets, net	63,379	68,211
Goodwill	44,632	44,650
Other assets	6,340	4,922
Total assets	$622,984	$271,442
Liabilities, Convertible Preferred Stock, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$12,799	$5,436
Funds payable to clients	66,855	59,986
Accrued expenses and other current liabilities	18,531	14,991
Deferred revenue	1,330	1,227
Contingent consideration	7,580	6,740
Total current liabilities	107,095	88,380
Deferred tax liabilities	657	481
Contingent consideration, net of current portion	—	5,760
Preferred stock warrant liability	—	1,932
Long-term debt	25,933	24,352
Other liabilities	1,587	2,129
Total liabilities	135,272	123,034
Commitments and contingencies (Note 15)
Convertible preferred stock (Series A, B, B1, B1-NV, C and D), $0.0001 par value; 0 and 62,915,394 shares authorized at September 30, 2021 and December 31, 2020, respectively; 0 and 54,208,461 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively; liquidation preference of $0 and $110,716 at September 30, 2021 and December 31, 2020, respectively	—	110,401
Redeemable convertible preferred stock (Series E-1, E-2, F-1 and F-2), $0.0001 par value; 0 and 16,023,132 shares authorized at September 30, 2021 and December 31, 2020, respectively; 0 and 11,239,920 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively; liquidation preference of $0 and $150,000, respectively at September 30, 2021 and December 31, 2020	—	119,769
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 10,000,000 and 0 shares authorized as of September 30, 2021 and December 31, 2020, respectively; and none issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Voting common stock, $0.0001 par value; 2,000,000,000 and 146,898,270 shares authorized as of September 30, 2021 and December 31, 2020, respectively, 100,995,903 shares issued and 98,678,181 shares outstanding as of September 30, 2021; 22,240,872 shares issued and 19,923,150 shares outstanding as of December 31, 2020	10	2
Non-voting common stock, $0.0001 par value; 10,000,000 and 0 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 5,988,378 and 0 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1	—
Treasury Stock, 2,317,722 shares as of September 30, 2021 and December 31, 2020, held at cost	(748)	(748)
Additional paid-in capital	603,319	16,970
Accumulated other comprehensive loss	(294)	(214)
Accumulated deficit	(114,576)	(97,772)
Total stockholders’ equity (deficit)	487,712	(81,762)
Total liabilities, convertible preferred stock, redeemable convertible preferred stock and stockholders’ (deficit) equity	$622,984	$271,442

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited) (Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$67,788	$42,086	$149,755	$98,552
Costs and operating expenses:
Payment processing services costs	21,724	13,777	50,937	36,254
Technology and development	7,752	6,079	22,203	17,805
Selling and marketing	12,540	7,640	35,400	24,342
General and administrative	14,676	9,172	44,145	32,985
Total costs and operating expenses	56,692	36,668	152,685	111,386
Income (loss) from operations	$11,096	$5,418	$(2,930)	$(12,834)
Other income (expense):
Interest expense	(542)	(584)	(1,804)	(1,860)
Change in fair value of preferred stock warrant liability	-	9	(10,758)	(245)
Other income (expense), net	(214)	(4)	(494)	72
Total other expenses, net	(756)	(579)	(13,056)	(2,033)
Income (loss) before provision for (benefit from) income taxes	10,340	4,839	$(15,986)	(14,867)
Provision for (benefit from)income taxes	346	(382)	818	(7,791)
Net income (loss)	9,994	5,221	(16,804)	(7,076)
Foreign currency translation adjustment	(343)	192	(80)	(81)
Comprehensive income (loss)	$9,651	$5,413	$(16,884)	$(7,157)
Net income (loss) attributable to common stockholders – basic and diluted	$9,994	$1,157	$(16,817)	$(7,086)
Net income (loss) per share attributable to common stockholders – basic	$0.10	$0.06	$(0.28)	$(0.39)
Net income (loss) per share attributable to common stockholders – diluted	$0.08	$0.04	$(0.28)	$(0.39)
Weighted average common shares outstanding – basic	104,486,136	18,644,502	59,667,434	18,163,078
Weighted average common shares outstanding – diluted	118,445,907	27,286,944	59,667,434	18,163,078

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited) (Amounts in thousands, except share and per share amounts)

					Three Months Ended September 30, 2021
	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Voting Common Stock		Non-Voting Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at June 30, 2021	—	—	—	—	100,995,903	$10	5,988,378	$1	(2,317,722)	$(748)	$600,236	$49	$(124,570)	$474,978
Issuance of common stock upon exercise of stock options	—	—	—	—	205,563	—	—	—	—	—	305	—	—	305
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(343)	—	(343)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,778	—	—	2,778
Net income	—	—	—	—	—	—	—	—	—	—	—	—	9,994	9,994
Balances at September 30, 2021	—	—	—	—	101,201,466	10	5,988,378	1	(2,317,722)	(748)	603,319	(294)	(114,576)	487,712

					Three Months Ended September 30, 2020
	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Voting Common Stock		Non-Voting Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at June 30, 2020	54,208,461	$110,401	11,239,920	$119,761	21,760,848	$2	—	—	(2,317,722)	$(748)	$14,705	$(171)	$(98,962)	$(85,174)
Issuance of common stock upon exercise of stock options	—	—	—	—	259,593	—	—	—	—	—	86	—	—	86
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	—	—	4	—	—	—	—	—	—	(4)	—	—	(4)
Forfeiture of unvested restricted stock awards	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	192	—	192
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,036	—	—	1,036
Net income	—	—	—	—	—	—	—	—	—	—	—	—	5,221	5,221
Balances at September 30, 2020	54,208,461	$110,401	11,239,920	$119,765	22,020,441	$2	—	—	(2,317,722)	$(748)	$15,823	$21	$(93,741)	$(78,643)

					Nine Months Ended September 30, 2021
	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Voting Common Stock		Non-Voting Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2020	54,208,461	$110,401	11,239,920	$119,769	22,240,872	$2	—	—	(2,317,722)	$(748)	$16,970	$(214)	$(97,772)	$(81,762)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	—	—	—	—	12,006,000	1	—	—	—	—	268,693	—	—	268,694
Costs incurred in connection with initial public offering	—	—	—	—	—	—	—	—	—	—	(4,860)	—	—	(4,860)
Accretion of redeemable convertible preferred stock	—	—	—	13	—	—	—	—	—	—	(13)	—	—	(13)
Issuance of Series F-1 redeemable convertible preferred stock, net of issuance costs of $256	—	—	2,571,936	59,735	—	—	—	—	—	—	—	—	—	—
Issuance of Series C Convertible Preferred Stock upon net exercise of warrants	182,467	6,417	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock upon initial public offering	(54,390,928)	(116,818)	—	—	54,390,928	5	—	—	—	—	116,813	—	—	116,818
Conversion of redeemable convertible preferred stock upon initial public offering	—	—	(13,811,856)	(179,517)	7,823,478	1	5,988,378	1	—	—	179,515	—	—	179,517
Issuance of common stock upon exercise of stock options	—	—	—	—	4,323,167	1	—	—	—	—	4,097	—	—	4,098
Reclassification of warrant liability to additional paid-in capital upon initial public offering	—	—	—	—	—	—	—	—	—	—	6,272	—	—	6,272
Exercise of common stock warrants	—	—	—	—	417,021	—	—	—	—	—	294	—	—	294
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(80)	—	(80)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	15,538	—	—	15,538
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(16,804)	(16,804)
Balances at September 30, 2021	—	—	—	—	101,201,466	10	5,988,378	1	(2,317,722)	(748)	603,319	(294)	(114,576)	487,712

					Nine Months Ended September 30, 2020
	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Voting Common Stock		Non-Voting Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balances at December 31, 2019	54,208,461	$110,401	—	—	20,494,146	$2	—	—	(2,317,722)	$(748)	$12,031	$102	$(86,665)	$(75,278)
Issuance of common stock upon exercise of stock options	—	—	—	—	1,632,264	—	—	—	—	—	606	—	—	606
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $245	—	—	11,239,920	119,755	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	—	—	10	—	—	—	—	—	—	(10)	—	—	(10)
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	—	336	—	—	336
Forfeiture of unvested restricted stock awards	—	—	—	—	(105,969)	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(81)	—	(81)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,860	—	—	2,860
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,076)	(7,076)
Balances at September 30, 2020	54,208,461	110,401	11,239,920	119,765	22,020,441	2	—	—	(2,317,722)	(748)	15,823	21	(93,741)	(78,643)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (Amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(16,804)	$(7,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,571	5,031
Stock-based compensation expense	15,538	2,860
Amortization of deferred contract costs	179	265
Change in fair value of preferred stock warrant liability	10,758	245
Change in fair value of contingent consideration	2,072	4,576
Deferred tax provision	127	(8,547)
Bad debt expense	90	332
Non-cash interest expense	171	196
Other	158	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,466)	(3,873)
Unbilled receivables	(62)	12
Funds receivable from payment partners	585	5,019
Prepaid expenses and other assets	(7,410)	(3,079)
Funds payable to clients	6,869	(24,846)
Accounts payable, accrued expenses and other current liabilities	10,903	2,543
Contingent consideration	(3,212)	(693)
Other liabilities	(364)	(121)
Deferred revenue	102	(410)
Net cash provided by (used in) operating activities	24,805	(27,566)
Cash flows from investing activities:
Purchases of property and equipment	(5,229)	(1,812)
Asset acquisition, net of cash acquired	(119)	—
Acquisition of businesses, net of cash acquired	—	(79,401)
Net cash used in investing activities	(5,348)	(81,213)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	268,694	—
Payment of costs related to initial public offering	(4,860)	—
Proceeds from issuance of long-term debt	25,933	4,167
Payment of long-term debt issuance costs	(418)	(172)
Repayment of long-term debt	(25,000)	(4,167)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	59,735	119,755
Proceeds from exercise of warrants	294	—
Contingent consideration paid for acquisitions	(3,800)	(1,307)
Proceeds from exercise of stock options	4,098	606
Net cash provided by financing activities	324,676	118,882
Effect of exchange rates changes on cash and cash equivalents	(55)	(148)
Net increase in cash, cash equivalents and restricted cash	344,078	9,955
Cash, cash equivalents and restricted cash, beginning of period	109,052	86,027
Cash, cash equivalents and restricted cash, end of period	$453,130	$95,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (Amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosures of cash flow and noncash information
Cash paid during the period for interest	1,465	1,558
Accretion of redeemable convertible preferred stock	(13)	(10)
Issuance of common stock warrants	—	336
Issuance of Series C convertible preferred stock upon net exercise of warrants	6,417	—
Conversion of preferred stock warrants to common stock warrants	6,272	—
Conversion of convertible preferred stock to common stock upon initial public offering	116,818	—
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	179,517	—
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$449,130	$95,982
Restricted cash	4,000	—
Cash, cash equivalents and restricted cash	$453,130	$95,982

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

Flywire provides a secure global payments platform, offering its clients an innovative and streamlined process to receive reconciled domestic and international payments in a more cost effective and efficient manner. The Company’s solutions are built on three core elements: (i) a payments platform, (ii) a proprietary global payment network, and (iii) vertical-specific software backed by its deep industry expertise.

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

Immediately prior to the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock and redeemable convertible preferred stock, including 182,467 shares of preferred stock issued upon exercise of a warrant immediately prior to the closing of the IPO, were converted into 68,202,784 shares of common stock. Prior to the closing of the IPO, the Company had warrants to purchase 190,500 shares of its convertible preferred stock outstanding, such warrants were converted immediately prior to the closing of the IPO into warrants to purchase 190,500 shares of the Company’s voting common stock and the associated preferred stock warrant liabilities were re-measured to its fair value of $6.3 million and reclassified to additional paid-in capital.

Prior to the IPO, deferred offering costs, which consist of legal, accounting, consulting and other direct fees and costs relating to the IPO, were capitalized in other long-term assets. Upon the completion of the IPO, these costs were offset against the proceeds from the IPO and recorded as a reduction to additional paid-in capital.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations, comprehensive loss, changes in convertible preferred stock, redeemable convertible preferred stock and stockholders’ equity (deficit), and its cash flows for the periods presented.

The results of operations for the nine months ended September 30, 2021, are not necessarily indicative of results to be expected for the year ended December 31, 2021, any other interim periods or any future year or period. The accompanying consolidated balance sheet as of December 31, 2020 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2020. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from the interim unaudited condensed consolidated financial statements.

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

Impact of COVID-19

On March 11, 2020, the World Health Organization (“WHO”) declared the outbreak of a novel coronavirus (“COVID-19”) as a global pandemic. The unprecedented and rapid spread of COVID-19 as well as the shelter-in-place orders, promotion of social distancing measures, restrictions to businesses deemed non-essential, and travel restrictions implemented throughout the United States and globally significantly impacted the verticals in which we have been predominantly focused over the last decade, including payment volumes, sales cycles and time to implementation in those verticals. However, during this period we have not experienced any significant client attrition and our net dollar based retention rate remained strong.

In response to the COVID-19 pandemic, the Company executed a reduction in force in May of 2020, cut corporate bonus programs, eliminated corporate travel and reduced professional service and other fees. Further, the Company implemented remote working capabilities and measures focused on the safety of employees. During the nine-months ended September 30, 2021, the Company observed recoveries in total payment volume and revenue. The growth in both total payment volume and revenue is a result of economies re-opening. Additionally, the Company has resumed hiring across all departments to meet growth and public company challenges. The Company does not currently foresee the need to take additional actions; however, as variants of COVID-19 emerge, the Company continues to evaluate the nature and extent of these potential impacts to the Company's business, consolidated financial statements, and liquidity.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the valuation of common stock and stock-based awards prior to the Company’s IPO , the valuation of the preferred stock warrant liability up until the date of the Company’s IPO, impairment assessment of goodwill, intangibles and other long-lived assets, the valuation of acquired intangible assets and their useful lives, and the valuation of contingent consideration. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Concentrations of Credit Risk, Financial Instruments and Significant Clients

Financial instruments that potentially subject the Company to concentration of credit risk consists principally of cash, cash equivalents, accounts receivable and funds receivable from payment partners. The Company maintains its cash and cash equivalents with financial institutions that management believes are of high credit quality. To manage credit risk related to accounts receivable, the Company evaluates credit worthiness of its clients and maintains allowances, to the extent necessary, for potential credit losses based upon the aging of its accounts receivable balances and known collection issues. The Company has not experienced any material credit losses for the three and nine months ended September 30, 2021 and 2020.

The Company has corporate deposit balances with financial institutions which exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. As part of the cash management process, the Company performs periodic reviews of the financial institution credit standing.

Accounts receivable are derived from revenue earned from Clients located in the U.S. and internationally. Significant Clients are those that represent 10% or more of accounts receivable, net as set forth in the following table:

	September 30, 2021	December 31, 2020
Client A	27%	19%
Client B	12%	10%

Funds receivable from payment partners consist primarily of cash held by the Company’s global payment processing partners that have not yet been remitted to the Company. Significant partners are those that represent 10% or more of funds receivable from payment partners as set forth in the following table:

	September 30, 2021	December 31, 2020
Partner A	*	24%
Partner B	10%	12%
Partner C	10%	12%
Partner D	14%	*
Partner E	35%	*

* Less than 10% of total balance.

During the three and nine months ended September 30, 2021 and 2020, no clients accounted for 10% or more of revenue.

During the three months ended September 30, 2021 and 2020, revenue from clients located outside of the United States in the aggregate accounted for 32.8% and 23.6% of the Company’s revenue, respectively, with the United Kingdom accounting for 18% and 14.9%, respectively and Canada accounting for 9.7% and 6.7%, respectively. No other countries accounted for 10% or more of revenue for the three months ended September 30, 2021 and 2020.

During the nine months ended September 30, 2021 and 2020, revenue from clients located outside of the United States in the aggregate accounted for 31.8% and 23.3% of the Company’s revenue, respectively, with the United Kingdom accounting for 13% and 12.5%, respectively and Canada accounting for 13.4% and 8.2%, respectively. No other countries accounted for 10% or more of revenue for the nine months ended September 30, 2021 and 2020.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in “Index to Consolidated Financial Statements—Note 2. Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements contained in the Prospectus. There have been no changes to these policies as described in the Prospectus.

Deferred Offering Costs

The Company capitalized certain legal, accounting and other third-party fees that were directly associated with in-process equity financings as deferred offering costs until such financings were consummated. After consummation of the IPO, these costs were recorded in stockholder’s equity as a reduction of the additional paid-in capital generated as a result of the IPO. There were no deferred offering costs as of September 30, 2021.

Software Developed for Internal Use

The Company capitalizes costs related to internal-use software during the application development stage including third-party consulting costs and compensation expenses related to employees who devote time to the development of the projects. The Company records software development costs in property and equipment. Costs incurred in the preliminary stages of development activities and post implementation activities are expensed in the period incurred and are included in technology and development expense in the consolidated statements of operations and comprehensive loss. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Once the additional functionality is available for general use, capitalization ceases and the asset begins being amortized. The Company capitalized $6.4 million and $1.8 million in costs related to internal use software as of September 30, 2021 and December 31, 2020, respectively. The Company capitalized $4.6 million and $1.6 million in costs related to internal use software during the nine months ended September 30, 2021 and 2020, respectively. Software developed for internal use is amortized on a straight-line basis over its estimated useful life of five years.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expenses in the consolidated statements of operations and comprehensive loss. Advertising expenses for the three months ended September 30, 2021 and 2020 were $0.9 million and $0.3 million, respectively. Advertising expenses for the nine months ended September 30, 2021 and 2020 were $2.0 million and $0.9 million, respectively.

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

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes: ASU simplifies the accounting for income taxes by removing certain exceptions for intra period tax allocations and deferred tax liabilities for equity method investments and adds guidance on whether a step-up in tax basis of goodwill relates to a business combination or a separate transaction. ASU 2019-12 is effective for the Company on January 1, 2022, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

ASU 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): ASU 2021-04 requires issuers to account for modifications or exchanges of freestanding equity-classified written call options (e.g., warrants) that remain equity classified after the modification or exchange based on the substance of the modification or exchange (e.g., a financing transaction to raise equity versus one to raise debt). ASU 2021-04 is effective for Flywire on January 1, 2022, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent related ASUs: ASU 2016-13 replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. ASU 2016-13 is effective for the Company on January 1, 2023, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity: ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock as well as amends the derivatives scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for the Company on January 1, 2024, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

Note 2. Revenue and Recognition

The following tables present revenue from contracts with clients disaggregated by geographical area and major solutions. The categorization of revenue by geographical location is determined based on where the client resides.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Primary geographical markets
United States (“U.S.”)	$45,555	$32,133	$102,093	$75,627
Canada	6,609	2,820	19,407	8,062
United Kingdom (“U.K.”)	12,217	6,259	20,104	12,308
Other Countries[1]	3,407	874	8,151	2,555
Revenue	$67,788	$42,086	$149,755	$98,552
Major solutions
Transactions	$53,032	$30,669	$109,715	$67,110
Platform and usage-based fees	14,756	11,417	40,040	31,442
Revenue	$67,788	$42,086	$149,755	$98,552

(1) No single country included in the other countries category represented 10% or more of revenue.

Contract Balances from Contracts with Clients

The following table provides information about accounts receivable, unbilled receivables and deferred revenue from contracts with clients (in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable, net of allowances	$12,949	$11,573
Unbilled receivables	1,760	1,698
Deferred revenue—current	1,330	1,227
Deferred revenue—non-current	44	108

For the three months ended September 30, 2021 and 2020, the Company recognized $0.2 million and $0.3 million, respectively, of revenue from amounts that were included in deferred revenue as of June 30, 2021 and 2020. For the nine months ended September 30, 2021 and 2020, the Company recognized $0.9 million and $0.9 million, respectively of revenue from amounts that were included in deferred revenue as of December 31, 2020 and 2019.

Note 3. Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Allowance for doubtful accounts at the beginning of the period	$(167)	$(496)	$(481)	$(298)
Provisions	(10)	(87)	(90)	(332)
Write-offs, net of recoveries	151	(8)	545	39
Allowance for doubtful accounts at the end of the period	$(26)	$(591)	$(26)	$(591)

Note 4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements as of September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Financial Assets:
Foreign exchange contracts	$-	$-	$-	$-
	$-	$-	$-	$-
Financial Liabilities:
Foreign exchange contracts	$-	$-	$26	$26
Contingent consideration	-	-	7,580	7,580
	$-	$-	$7,606	$7,606

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Financial Assets:
Foreign exchange contracts	$-	$-	$54	$54
	$-	$-	$54	$54
Financial Liabilities:
Preferred stock warrant liability	$-	$-	$1,932	$1,932
Contingent consideration	-	-	12,500	12,500
	$-	$-	$14,432	$14,432

During the three and nine months ended September 30, 2021 and 2020, there were no transfers between Level 1, Level 2 or Level 3.

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

Contingent consideration

The following table presents the unobservable inputs incorporated into the valuation of contingent consideration:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Discount rate	5.3%	15.7%	5.3%	15.7%
Probability of successful achievement *	0% - 100%	70% - 95%	0% - 100%	70% - 95%
Performance period	1 year	2 years	1 year	2 years

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

The following table summarizes the changes in the carrying value of the contingent consideration for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Beginning balance	$7,079	$10,802	$12,500	$2,000
Additions	20	-	20	7,100
Change in fair value	481	874	2,072	4,576
Contingent consideration paid	-	-	(7,012)	(2,000)
Ending balance	$7,580	$11,676	$7,580	$11,676

* Amounts of $3.2 million paid in excess of the fair value initially recorded in purchase accounting were classified as operating cash flows in the consolidated statements of cash flows during the nine months ended September 30, 2021. Amounts of $0.7 million paid in excess of fair value initially recorded in purchase accounting were classified as operating cash flows in the consolidated statements of cash flows during the nine months ended September 30, 2020.

During the three months ended September 30, 2021, less than $0.1 million was added to contingent consideration liability related to certain earn-out conditions being met in the period related to the asset acquisition completed in April 2021.

Note 5. Derivative Instruments

As part of the Company’s foreign currency risk management program, the Company uses foreign currency forward contracts to mitigate the volatility related to fluctuations in the foreign exchange rates. These foreign currency forward contracts are not designated as hedging instruments. Derivative transactions such as foreign currency forward contracts are measured in terms of the notional amount; however, this amount is not recorded on the consolidated balance sheets and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged but is used only as the underlying basis on which the value of foreign exchange payments under these contracts is determined. As of September 30, 2021 and December 31, 2020, respectively, the Company had 1,305 and 3,647 open foreign exchange contracts. As of September 30, 2021 and December 31, 2020, the Company had foreign currency forward contracts outstanding with a notional amount of $8.9 million and $11.8 million, respectively.

The Company records all derivative instruments in the condensed consolidated balance sheets at their fair values. As of September 30, 2021, the Company recorded a liability of less than $0.1 million and as of December 31, 2020, the Company recorded an asset of less than $0.1 million related to outstanding foreign exchange contracts. The Company recognized a loss of less than $0.1 million during the three and nine months ended September 30, 2021. The Company recognized a gain of less than $0.1 million during the three and nine months ended September 30, 2020. Gains and losses are included as a component of general and administrative expense within the consolidated statements of operations and comprehensive loss.

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates presented (in thousands):

	September 30, 2021	December 31, 2020
Accrued employee compensation and related taxes	$10,562	$9,371
Accrued vendor liabilities	1,146	2,542
Accrued income taxes payable	808	1,027
Accrued professional services	1,044	937
Other accrued expenses and current liabilities	4,971	1,114
	$18,531	$14,991

Note 7. Property and Equipment, net

Property and equipment, net consisted of the following as of the dates presented (in thousands):

	September 30, 2021	December 31, 2020
Computer equipment and software	$1,749	$1,465
Internal use software	6,418	1,779
Furniture and fixtures	629	687
Leasehold improvements	4,235	3,989
	$13,031	7,920
Less: Accumulated depreciation and amortization	(4,341)	(2,819)
	$8,690	$5,101

Depreciation and amortization expense for the three months ended September 30, 2021 and 2020 was $0.4 million and $0.6 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2021 and 2020 was $1.4 million and $1.6 million, respectively.

There were no sales of property and equipment during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Company sold $0.1 million of property and equipment with accumulated depreciation of $0.1 million. The Company recognized a gain on the sale of the fixed assets of less than $0.1 million. There were no write offs of assets during the three and nine months ended September 30, 2020.

As of September 30, 2021 and December 31, 2020, the carrying value of internal-use software was $5.8 million and $1.7 million, respectively. Amortization expense related to internal-use software for the three months ended September 30, 2021 and 2020 was $0.2 million and less than $0.1 million, respectively. Amortization expense related to internal-use software for the nine months ended September 30, 2021 and 2020 was $0.4 million and less than $0.1million, respectively.

Note 8. Business Combinations

There were no acquisitions accounted for as business combinations completed in the three and nine months ended September 30, 2021.

Business Acquisition Completed in 2020

Simplificare Inc.

On February 13, 2020, the Company completed its acquisition of Simplificare Inc. (“Simplee”), a provider of healthcare payment and collections software. The acquisition of Simplee was intended to further expand the capabilities of the Company and to acquire additional clients in the healthcare market. The acquisition of Simplee has been accounted for as a business combination.

Pursuant to the terms of the agreement, the Company acquired all outstanding equity of Simplee for estimated total purchase consideration of $86.5 million, which consists of (in thousands):

Cash consideration, net of cash acquired	$79,401
Estimated fair value of contingent consideration	7,100
Total purchase consideration, net of cash acquired	$86,501

Contingent consideration represents additional payments that the Company may be required to make in the future, which totals up to $20.0 million depending on the Company reaching certain revenue and integration targets established for the years ended December 31, 2020 and 2021, as well as retaining key clients. A portion of the contingent consideration is also tied to continuing employment of certain key employees; accordingly, $2.1 million has been excluded from the purchase price allocation. During the three months ended September 30, 2021 and 2020, the Company expensed $0.3 million and $0.3 million, respectively in personnel costs associated with the contingent consideration. During the nine months ended September 30, 2021 and 2020, the Company expensed $0.8 million and $0.8 million, respectively. These personnel costs associated with contingent consideration are expensed in the Company’s consolidated statements of operations and comprehensive loss and a liability is included in accrued expenses and other current liabilities on the consolidated balance sheet. The contingent consideration is payable at the one-year and two-year acquisition anniversary dates based on the prior year results.

The Company incurred $1.9 million in transaction costs related to the Simplee acquisition, of which $1.3 million was incurred during the nine months ended September 30, 2020. No costs were incurred during the three months ended September 30, 2021 and 2020, or nine months ended September 30, 2021. Additionally, the Company incurred retention costs to compensate employees of Simplee for future services. These costs were included in personnel expense in the Company’s consolidated statements of operations and comprehensive loss. During the three months ended September 30, 2021 and 2020, the Company incurred $0.7 million and $0.8 million of retention costs, respectively. During the nine months ended September 30, 2021 and 2020, the Company incurred $2.4 million and $2.7 million of retention costs, respectively.

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

	Estimated Fair Values	Weighted- Average Estimated Amortization Periods
	(in thousands)	(years)
Developed technology	$10,500	8
Client relationships	48,300	12
	$58,800

The results of Simplee have been included in the consolidated financial statements since the date of acquisition. Simplee’s consolidated revenue included in the consolidated financial statements for the three months ended September 30, 2020 was $9.1 million. Simplee’s consolidated revenue included in the consolidated financial statements since the acquisition date for the nine months ended September 30, 2020 was $25.3 million. The Company has not disclosed net loss since the acquisition date through September 30, 2020 as the business was fully integrated into the consolidated Company’s operations and therefore it was impracticable to determine this amount.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information shows the results of the Company’s operations for the three and nine months ended September 30, 2020 as if the acquisition had occurred on January 1, 2019. The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired operations of Simplee. The unaudited pro forma information reflects the effects of applying the Company’s accounting policies and certain pro forma adjustments to the combined historical financial information of the Company and Simplee. The pro forma adjustments include:

•
incremental amortization expense associated with the estimated fair value of identified intangible assets and property and equipment;
•
revenue and cost of revenue adjustments as a result of the reduction in deferred revenue and the cost related to their estimated fair value;
•
incremental employee compensation expense for Simplee employees; and

•
the estimated tax impact of the above items.

	Nine Months Ended September 30, 2020
	Actual	Pro Forma
	(in thousands)
Revenue	$98,552	$103,038
Net Loss	$(7,076)	$(8,631)

Note 9. Goodwill and Acquired Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Beginning balance	$44,656	$44,833	$44,650	$12,924
Goodwill related to Simplee acquisition	—	—	—	31,696
Foreign currency translation adjustment	(24)	(81)	(18)	132
Ending balance	$44,632	$44,752	$44,632	$44,752

No goodwill impairment was recorded during the nine months ended September 30, 2021 and 2020.

Acquired Intangible Assets

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	September 30, 2021
(in thousands)	Gross Carrying Value*	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$25,201	$(9,630)	$15,571	5.43
Client Relationships	52,348	(4,666)	47,682	10.12
Trade Name/Trademark	511	(511)	—	—
Non-Compete Agreement	469	(343)	126	1.37
	$78,529	$(15,150)	$63,379

* Includes less than $0.1 million of foreign currency translation adjustments and $0.1 million in acquired developed technology assets during the nine months ended September 30, 2021.

	December 31, 2020
	Gross Carrying Value*	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$25,063	$(6,595)	$18,468	6.13
Client Relationships	52,312	(2,772)	49,540	10.88
Trade Name/Trademark	511	(504)	7	0.04
Non-Compete Agreement	469	(273)	196	2.05
	$78,355	$(10,144)	$68,211

* Includes less than $0.1million of foreign currency translation adjustments.

Amortization expense for the three months ended September 30, 2021 and 2020 was $1.7 million and $1.3 million, respectively. Amortization expense for the nine months ended September 30, 2021 and 2020 was $5.0 million and $3.5 million, respectively.

As of September 30, 2021, the estimated annual amortization expense of intangible assets for each of the next five years and thereafter is expected to be as follows (in thousands):

Estimated Amortization Expense
Remaining of fiscal year 2021	$1,640
2022	7,157
2023	7,629
2024	7,610
2025	7,164
2026	5,388
Thereafter	26,791
$63,379

Note 10. Debt

Revolving Credit Syndication Loan

On July 29, 2021, the Company entered into a three-year senior secured revolving credit syndication loan (the “Revolving Credit Facility”) with three banks for a total commitment of $50.0 million. The Revolving Credit Facility includes a $5 million letter of credit sub-facility and a $5 million swingline sub-facility, with available borrowings under the Revolving Credit Facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. The Revolving Credit Facility is guaranteed by Flywire’s material domestic subsidiaries. One of the lenders in the syndicate was the existing debt holder under the Loan and Security Agreement (the “LSA”) entered into in 2018 and amended in 2020.

The Revolving Credit Facility consists of Alternate Base Rate ("ABR") loans or Eurodollar Borrowings, at the Company’s option. ABR loans bear interest at the ABR plus the applicable rate. Eurodollar Borrowings bear interest at the Adjusted LIBO Rate plus the applicable rate. The ABR rate is based on the greatest of (a) the Prime Rate (b) the Federal Funds Effective Rate plus 1/2 of 1% and (c) the Adjusted LIBO Rate for a one-month Interest Period plus 1%. The adjusted LIBO rate is based on (a) the LIBO Rate multiplied by (b) the Statutory Reserve Rate. The applicable rate is based upon the Company’s liquidity as of the most recent consolidated financial information and ranges from 0.75% to 2.25%. The Revolving Credit Facility incurs a commitment fee ranging from 0.25% to 0.35% based upon the Company’s liquidity as of the most recent consolidated financial information assessed on the average undrawn portion of the available commitment.

The Revolving Credit Facility contains customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, require the Company to satisfy certain financial covenants and restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Revolving Credit Facility becoming immediately due and payable and termination of the commitments. The Company was in compliance with all covenants associated with the Revolving Credit Facility as of September 30, 2021.

On July 29, 2021, the Company drew $25.9 million on the Revolving Credit Facility and used the proceeds to early prepay the LSA $25.0 million term loan. In connection with the transaction, the Company incurred $0.4 million in prepayment costs and $0.3 million in debt issuance costs. Debt issuance costs related to new lenders in the syndication are amortized on a straight-line basis over the term of the Revolving Credit Facility. Debt issuance costs related to the existing lender in the syndication were expensed. The exchange of the LSA term loan with the Revolving Credit Facility from the same lender was accounted for as a modification. Prior to the closing of the Revolving Credit Facility, debt issuance costs and debt discounts were presented as an offset to the outstanding debt balance on the Consolidated

Balance Sheets. Upon the closing of the Revolving Credit Facility the debt issuance costs and debt discount are presented as a component of other assets on the Company's Consolidated Balance Sheets.

As of September 30, 2021, the Company had $25.9 million outstanding under the Revolving Credit Facility. Total interest expense related to the Revolving Credit Facility was $0.1 million for the three months ended September 30, 2021.

The components of the Company’s outstanding debt as of each period, consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Long term debt	$25,933	$25,000
Less unamortized debt discount	-	(430)
Less unamortized debt issuance costs	-	(218)
Net carrying amount	$25,933	$24,352

Loan and Security Agreement

On January 16, 2018, the Company entered into the LSA with a financial institution for a $25.0 million loan with interest at a rate of 8.5% per annum. The proceeds of the LSA were used to fund the acquisition of OnPlan. The LSA could be drawn down in three tranches. The first tranche of $15.0 million was drawn in January 2018, while the remaining two tranches were drawn in February 2019 and August 2019 for $5.0 million each. The LSA maturity date was January 22, 2022. The Company was obligated to make monthly interest payments on the loan. The LSA was interest only until either August 1, 2019 or February 1, 2020 pending on achieving certain revenue and margin targets. The Company incurred debt issuance costs of $0.2 million in connection with the issuance of the LSA. These issuance costs were amortized to interest expense, using the effective interest method, over the term of the loan.

On December 31, 2018, the Company achieved the required targets, and deemed that the principal payments would not commence until February 1, 2020.

On April 25, 2020, the Company entered into a Joinder and First Amendment to the LSA for administrative matters.

On May 18, 2020, the Company entered into a Joinder and Second Amendment to the LSA to refinance the LSA. As part of the amendment, the financial institution re-advanced $4.2 million of principal paid on the loan through May 1, 2020. The final maturity date of the LSA was extended to May 2025. The new stated interest rate was at a floating per annum rate equal to the greater of (i) 5.25% above the prime rate; or (ii) 8.50%. The LSA was interest only until May 2023. Beginning on June 1, 2023, the Company would make 24 equal principal payments. The Company incurred $0.2 million in commitment fees from the financial institution to close the refinancing. These commitment fees were recorded as a reduction to the loan balance on the balance sheet.

On June 2, 2020, December 9, 2020 and May 19, 2021, the Company entered into a Third, Fourth and Fifth Amendments, respectively, to the LSA for administrative matters.

All amendments were accounted for as debt modifications.

On July 29, 2021, the Company drew $25.9 million on its new Revolving Credit Facility and used the proceeds to early prepay the LSA $25.0 million term loan. In connection with the transaction, the Company incurred $0.4 million of prepayment costs.

Interest expense related to the LSA for the three months ended September 30, 2021 and 2020 was $0.3 million and $0.6 million, respectively. Interest expense for the nine months ended September 30, 2021 and 2020 was $1.5 million and $1.9 million, respectively. Included in interest expense for the three months ended September 30, 2021 and 2020 is $0.1million and $0.1 million of amortization of debt issuance costs and debt discount. Included in interest expense for the nine months ended September 30, 2021 and 2020 is $0.2 million and $0.2 million of amortization of debt issuance costs and debt discount.

Note 11. Stockholders’ (Deficit) Equity

Preferred Stock – In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.

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

As of September 30, 2021, the Company had reserved shares of common stock for future issuance as follows:

Issued and outstanding stock options	16,390,325
Issued and outstanding restricted stock units	29,176
Available issuance under stock plans	9,605,743
26,025,244

Note 12. Stock-Based Compensation

2021 Equity Incentive Plan

The Company has stock-based compensation plans that provide for the award of equity incentives, including stock options, restricted stock awards (RSAs), restricted stock units (RSUs), performance shares, performance units and other stock-based awards. No further awards can be made under the 2009 Equity Incentive Plan (2009 Plan) or 2018 Equity Incentive Plan (2018 Plan); however, awards outstanding under the 2009 Plan and 2018 Plan will continue to be governed by their existing terms. With the establishment of the 2021 Equity Incentive Plan (the 2021 Plan) as further discussed below, upon the expiration, forfeiture, cancellation, or reacquisition of any stock-based awards granted under the 2009 Plan or 2018 Plan, and equal number of shares will become available for grant under the 2021 Plan.

In April 2021, the Company’s board of directors adopted, and in May 2021 its stockholders approved, the 2021 Plan, which became effective in connection with the IPO. The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, RSAs, RSU awards, performance awards and other forms of equity compensation (collectively, equity awards). A total of 9,201,156 shares of the Company’s common stock have been reserved for issuance under the 2021 Plan in addition to (i) any annual automatic evergreen increases in the number of shares of common stock reserved for issuance under the 2021 Plan and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any shares of common stock underlying outstanding stock awards granted under the 2009 Plan and 2018 Plan, an equal number of shares of common stock.

In April 2021, the Company’s board of directors adopted, and in May 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (the 2021 ESPP), which became effective in connection with the IPO. The 2021 ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 1,639,810 shares of the Company’s common stock have been reserved for future issuance under the 2021 ESPP, in addition to any annual automatic evergreen increases in the number of shares of common stock reserved for future issuance under the 2021 ESPP. The price at which common stock is purchased under the 2021 ESPP is equal to 85% of the fair market value of a share of the Company’s common stock on the first or last day of the offering period, whichever is lower. Offering periods are generally 3 months long. As of September 30, 2021, the Company has not commenced any offering period under the ESPP.

Stock Options – Stock options granted under the 2009 Plan, 2018 Plan and the 2021 Plan generally vest based on continued service over four years and expire ten years from the date of grant.

During the three and nine months ended September 30, 2021, the Company granted an aggregate of 263,050 and 4,160,200 shares of stock options with weighted average exercise prices of $31.30 and $10.41 per share, respectively.

The fair value of options granted before the closing of the IPO was estimated at the grant date using the Black-Scholes model with the following assumptions: (i) expected term of 6.08 years, (ii) expected volatility of 42.4%, (iii) risk-free interest rate range of 0.53% to 1.21% and (iv) expected dividend yield of 0%.

As of September 30, 2021, there was $30.9 million of total unrecognized expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Units – An RSU is a stock award that entitles the holder to receive shares of the Company’s common stock as the award vests. During the three and nine months ended September 30, 2021, the Company granted an aggregate of 7,301 and 29,176 shares of RSUs, respectively. The fair value of the RSUs was estimated based upon the market closing price of the Company’s common stock on the date of the grant. The RSUs vest over the requisite service period, which range between one and three years from the date of the grant, subject to the continued employment of the employees and services of the nonemployee board members.

As of September 30, 2021, there was $1.0 million of total unrecognized compensation expense related to unvested RSUs and RSAs, which is expected to be recognized over a weighted-average period of 2.1 years.

The following table summarizes the stock-based compensation expense for stock options, RSAs and RSUs granted to employees that was recorded in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	For the Three Months Ended September 30, 2021	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Technology and development	$262	$252	$1,756	$585
Selling and marketing	801	301	4,197	900
General and administrative	1,715	483	9,585	1,375
Total stock-based compensation expense	$2,778	$1,036	$15,538	$2,860

In February 2021, certain of the Company’s existing investors acquired 1,205,118 outstanding shares of common stock from employees of the Company for a purchase price greater than the fair value of the common stock at the time of the transaction. As a result, the Company recorded $8.4 million of stock-based compensation expense during the nine months ended September 30, 2021. The amount recorded as stock-based compensation represents the difference between the price paid and the estimated fair value at the date of the transaction.

Note 13. Net Income (Loss) per Share

Flywire follows the two-class method when computing net income (loss) per share as the Company has issued shares that meet the definition of participating securities. Prior to the automatic conversion of all of its convertible preferred stock and redeemable convertible preferred stock into voting and non-voting common stock upon the completion of the IPO, the Company considered all series of its preferred stock and unvested common stock to be participating securities as the holders of such stock had the right to receive nonforfeitable dividends on a pari passu basis in the event that a dividend was paid on common stock. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock or the redeemable convertible preferred stock as the preferred stockholders do not have a contractual obligation to share in the Company’s losses.

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

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net gain attributable to common stockholders for the three months ended September 30, 2021 and 2020. The Company reported a net loss attributable to common stockholders for the nine months ended September 30, 2021 and 2020. For the nine months ended September 30, 2021 and 2020, net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders.

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

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$9,994	$5,221	$(16,804)	$(7,076)
Accretion of preferred stock to redemption value	-	(4)	(13)	(10)
Less: Earnings attributable to participating securities	-	(4,060)	-	-
Net loss attributable to common shareholders - basic and diluted	$9,994	$1,157	$(16,817)	$(7,086)
Denominator:
Weighted average shares outstanding – basic	104,486,136	18,644,502	59,667,434	18,163,078
Effect of potentially dilutive stock options	13,722,829	7,436,214	-	-
Effect of potentially dilutive restricted common stock	236,942	856,797	-	-
Effect of potentially dilutive warrants for convertible preferred stock	-	277,599	-	-
Effect of dilutive warrants for common stock	-	71,832	-	-
Weighted average shares outstanding – diluted	118,445,907	27,286,944	59,667,434	18,163,078
Net income (loss) per share attributable to common stockholders – basic	$0.10	$0.06	$(0.28)	$(0.39)
Net income (loss) per share attributable to common stockholders – diluted	$0.08	$0.04	$(0.28)	$(0.39)

For periods in which the Company is in a loss position, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders. Outstanding potentially dilutive securities, which were excluded from the diluted net loss per share calculations because they would have been antidilutive were as follows as of the dates presented:

	September 30,
	2021	2020
Warrants for the purchase of common stock	-	264,171
Warrants for the purchase of convertible preferred stock (as converted into common stock)	-	381,000
Redeemable convertible preferred stock (as converted into common stock)	-	54,208,461
Convertible preferred stock (as converted into common stock)	-	11,239,920
Unvested restricted stock awards	249,979	826,473
Stock options to purchase common stock (as converted to common stock)	16,390,325	10,744,932
	16,640,304	77,664,957

Note 14. Income Taxes

The Company’s provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period. The Company reported an income tax expense of $0.4 million and an income tax benefit of $0.4 million for the three months ended September 30, 2021 and 2020, respectively. The income tax expense and the income tax benefit for the three months ended September 30, 2021 and 2020 were primarily attributable to foreign taxes. The Company reported an income tax expense of $0.8 million and an income tax benefit of $7.8 million for the nine months ended September 30, 2021 and 2020, respectively. The income tax expense for the nine months ended September 30, 2021 was primarily attributable to foreign taxes. The income tax benefit for the nine months ended September 30, 2020 was primarily attributable to the release of the Company’s valuation allowance in connection with the acquisition of Simplee. This release was due to taxable temporary differences recorded as part of the Simplee acquisition which are a source of income to realize certain pre-existing federal and state deferred tax assets.

The Company’s effective tax rate differs from the Federal statutory rate primarily due to the change in valuation allowance in the U.S. The Company has not recorded any amounts for unrecognized tax benefits. The Company is open to future tax examinations from 2016 to the present; however, carryforward attributes that were generated prior to 2016 may still be adjusted upon examination by federal, state or local tax authorities to the extent they will be used in a future period. In 2021, the U.S. Internal Revenue Service commenced a corporate income tax audit with respect to the 2018 calendar year, which is still open.

The Company’s management evaluates the realizability of the Company’s deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during the foreseeable future. As of September 30, 2021, the Company continues to maintain a full valuation allowance of it's U.S. net deferred tax assets.

Note 15. Commitments and Contingencies

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

In May 2021, the Company executed lease extensions on previously rented office space in Cluj, Romania and Singapore. Both extensions commence on May 15, 2021. The Cluj extension continues until March 31, 2024 and the Singapore extension continues until November 14, 2021. The Company is obligated to pay its portion of building operating and tax expenses under both agreements.

In July 2021, the Company extended the Singapore office lease through November 30, 2022.

Future minimum lease payments for noncancelable operating leases as of September 30, 2021, are as follows (in thousands):

Years Ending December 31,
2021 (remaining three months)	$517
2022	2,002
2023	1,508
2024	445
2025	18
$4,490

Rent expense for the three months ended September 30, 2021 and 2020 was $0.6 million and $0.6 million respectively. Rent expense for the nine months ended September 30, 2021 and 2020 was $1.7 million and $1.8 million, respectively.

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

As of September 30, 2021, the Company was not subject to any pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows.

Indemnification

In the ordinary course of business, the Company agrees to indemnify certain partners and clients against third-party claims asserting infringement of certain intellectual property rights, data privacy breaches, damages caused to property or persons, or other liabilities relating to or arising from the Company’s payment platform or other contractual obligations. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2021 or as of December 31, 2020.

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

Our Flywire Advantage is derived from three core elements: (i) our next-gen payments platform; (ii) our proprietary global payment network; and (iii) our vertical-specific software backed by our deep industry expertise. With our Flywire Advantage, we aim to power the transformation of our clients’ accounts receivable functions by automating paper and check-based business processes in addition to creating interactive, digital payment experiences for their customers. As a result, clients who implement our payments and software solutions can see increased digital payments and improved accounts receivable, higher enrollment in payment plans, and a reduction in customer support inquiries. We help our clients turn their accounts receivable functions into strategic, value-enhancing areas of their organizations.

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

•
Rapid domestic and international payments volume growth. We have grown our Total Payment Volume by approximately 76% period-over-period from approximately $5.7 billion during the nine months ended September 30, 2020 to $10.1 billion during the nine months ended September 30, 2021.

We have grown our Total Payment Volume by approximately 76.4% period-over-period from $3.0 billion during the three months ended September 30, 2020 to $5.3 billion during the three months ended September 30, 2021.

•
Expanded global payments network. Each year we have added to the capabilities of our payment network by means of new local bank accounts and payment partners, and have expanded our global reach to 243 countries and territories and 143 currencies.
•
Enjoyable and personalized user experience. Our NPS score of 64 in fiscal year 2020 demonstrates a strong affinity among our clients for our platform.
•
Strong dollar-based net retention. In 2018 and 2019, our net dollar-based retention rate was approximately 126% and 128%, respectively. In 2020, despite the impact of the COVID-19 pandemic on our clients and the industries we serve, we had annual dollar-based net retention rate of 100%, added over 400 new clients, and maintained strong client retention of approximately 97%. We calculate the annual net dollar-based retention rate for a given year based on the weighted average of the quarterly net dollar-based retention rates for each quarter in that year. We calculate the quarterly net dollar-based retention rate for a given quarter by dividing the revenue we earned in that quarter by the revenue we earned from the same clients in the corresponding quarter of the previous year. Our calculation of quarterly net dollar-based revenue rate for a given quarter only includes revenue from clients that were clients at the beginning of the corresponding quarter of the previous year.

As of September 30, 2021, we serve over 2,500 clients around the world. In education, we serve more than 2,000 institutions and 1.8 million students globally as of September 30, 2021. In healthcare, we power more than 80 healthcare systems, including four of the top 10 healthcare systems in the United States ranked by hospital size as of December 31, 2020. In the industries we have more recently begun to address, travel and business to business payments, we have a growing portfolio of more than 300 clients as of September 30, 2021.

Our success in building our client base around the world and expanding utilization by our clients’ customers has allowed us to achieve significant scale. We enabled more than $7.5 billion in TPV during the year ended December 31, 2020 and $10.1 billion in TPV during the nine months ended September 30, 2021. We generated revenue of $131.8 million and $94.9 million for the years ended December 31, 2020 and 2019, respectively, and incurred net losses of $11.1 million and $20.1 million for those same years. We generated revenue of $149.8 million and $98.6 million for the nine months ended September 30, 2021 and 2020, respectively and incurred net loss of $16.8 million and $7.1 million, respectively, for the same nine month periods.

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

Key Operating Metrics and Non-GAAP Financial Measures

The following table sets forth our key operating metrics and non-GAAP measures for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
In Millions (Except Gross Margin and Adjusted Gross Margin)	2021	2020	2021	2020
Total Payment Volume	$5,272.2	$2,989.2	$10,058.7	$5,714.1
Revenue	$67.8	$42.1	$149.8	$98.6
Revenue Less Ancillary Services	$62.0	$37.2	$135.2	$85.2
Gross Margin	65.8%	64.4%	63.2%	59.7%
Adjusted Gross Margin	71.9%	72.8%	70.0%	69.1%
Net Loss	$10.0	$5.2	$(16.8)	$(7.1)
Adjusted EBITDA	$17.6	$10.2	$24.6	$4.4

For the nine months ended September 30, 2021, transaction revenue and platform and usage-based fee revenue represented 73.3% and 26.7% of our revenue, respectively. For the nine months ended September 30, 2020, transaction revenue and platform and usage-based fee revenue represented 68.1% and 31.9% of our revenue, respectively.

For the three months ended September 30, 2021, transaction revenue and platform and usage-based fee revenue represented 78.2% and 21.8% of our revenue, respectively. For the three months ended September 30, 2020, transaction revenue and platform and usage-based fee revenue represented 72.9% and 27.1% of our revenue, respectively.

For nine months ended September 30, 2021, our total payment volume was approximately $10.1 billion, consisting of $6.5 billion of total payment volume from transactions included in transaction revenue and $3.6 billion of total payment volume from transactions included in platform and usage-based fee revenue. For the nine months ended September 30, 2020, our total payment volume was approximately $5.7 billion, consisting of $3.6 billion of total payment volume from transactions included in transaction revenue and $2.1 billion of total payment volume from transactions included in platform and usage-based fee revenue.

For the three months ended September 30, 2021, our total payment volume was approximately $5.3 billion, consisting of $3.5 billion of total payment volume from transactions included in transaction revenue, and $1.8 billion of total payment volume from transactions included in platform and usage-based fee revenue. For the three months ended September 30, 2020, our total payment volume was approximately $3.0 billion, consisting of $1.8 billion of total payment volume from transactions included in transaction revenue, and $1.2 billion of total payment volume from transactions included in platform and usage-based fee revenue.

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
•
Adjusted Gross Margin. Adjusted gross margin represents adjusted gross profit divided by Revenue Less Ancillary Services. Adjusted gross profit represents Revenue Less Ancillary Services less cost of revenue adjusted to (i) exclude pass-through cost for printing services and (ii) offset marketing fees against costs incurred. Management believes this presentation supplements the GAAP presentation of gross margin with a useful measure of the gross margin of our payment-related services, which are the primary services we provide to our clients.
•
Adjusted EBITDA. Adjusted EBITDA represents EBITDA further adjusted by excluding (i) stock-based compensation expense, (ii) the impact from the change in fair value measurement for contingent consideration associated with acquisitions, (iii) the impact from the change in fair value measurement of our preferred stock warrants, (iv) other income (expense), net, (v) acquisition related transaction costs, and (vi) employee retention costs, such as incentive compensation, associated with acquisition activities. Management believes that the exclusion of these amounts to calculate Adjusted EBITDA provides useful measures for period-to-period comparisons of our business.

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

Revenue Less Ancillary Services and Adjusted Gross Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions, Except for Gross Margin and Adjusted Gross Margin)	2021	2020	2021	2020
Revenue	$67.8	$42.1	$149.8	$98.6
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	$(5.0)	$(4.0)	$(13.4)	$(12.1)
Marketing fees	$(0.8)	$(0.9)	$(1.2)	$(1.3)
Revenue Less Ancillary Services	$62.0	$37.2	$135.2	$85.2
Payment processing services costs	21.7	13.8	50.9	36.3
Hosting and amortization costs within technology and development expenses	1.5	1.2	4.2	3.4
Adjusted to:
Exclude printing and mailing costs	(5.0)	(4.0)	(13.4)	(12.1)
Offset marketing fees against related costs	(0.8)	(0.9)	(1.2)	(1.3)
Costs of revenue less ancillary services	$17.4	$10.1	$40.5	$26.3
Gross Profit	$44.6	$27.1	$94.7	$58.9
Gross Margin	65.8%	64.4%	63.2%	59.7%
Adjusted Gross Profit	$44.6	$27.1	$94.7	$58.9
Adjusted Gross Margin	71.9%	72.8%	70.0%	69.1%

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(In Millions)	Transaction	Platform and Usage- Based Fee	Revenue	Transaction	Platform and Usage- Based Fee	Revenue
Revenue	$53.0	$14.8	$67.8	$30.7	$11.4	$42.1
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	$—	$(5.0)	$(5.0)	$—	$(4.0)	$(4.0)
Marketing fees	$(0.8)	$—	$(0.8)	$(0.9)	$—	$(0.9)
Revenue Less Ancillary Services	$52.2	$9.8	$62.0	$29.8	$7.4	$37.2
Percentage of Revenue	78.2%	21.8%	100.0%	72.9%	27.1%	100.0%
Percentage of Revenue less Ancillary Services	84.2%	15.8%	100.0%	80.1%	19.9%	100.0%

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(In Millions)	Transaction	Platform and Usage- Based Fee	Revenue	Transaction	Platform and Usage- Based Fee	Revenue
Revenue	$109.7	$40.1	$149.8	$67.1	$31.5	$98.6
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	$—	$(13.4)	$(13.4)	$—	$(12.1)	$(12.1)
Marketing fees	$(1.2)	$—	$(1.2)	$(1.3)	$—	$(1.3)
Revenue Less Ancillary Services	$108.5	$26.7	$135.2	$65.8	$19.4	$85.2
Percentage of Revenue	73.2%	26.8%	100.0%	68.1%	31.9%	100.0%
Percentage of Revenue less Ancillary Services	80.3%	19.7%	100.0%	77.2%	22.8%	100.0%

EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Millions)	2021	2020	2021	2020
Net loss	$10.0	$5.2	$(16.8)	$(7.1)
Interest expense	0.5	0.6	1.8	1.9
Provision for (benefit from) income taxes	0.3	(0.4)	0.8	(7.8)
Depreciation and amortization	2.3	1.8	6.6	5.0
EBITDA	13.1	7.2	(7.6)	(8.0)
Stock-based compensation expense	2.8	1.0	15.6	2.8
Change in fair value of contingent consideration	0.5	0.9	2.1	4.6
Change in fair value of preferred stock warrant liability	-	-	10.8	0.3
Other (income) expense, net (1)	0.2	-	0.6	(0.1)
Acquisition related transaction costs (2)	-	-	-	1.3
Acquisition related employee retention costs (3)	1.0	1.1	3.1	3.5
Adjusted EBITDA	$17.6	$10.2	$24.6	$4.4

(1) For the three months ended September 30, 2021 and 2020, other (income) expense consisted $0.2 million and $0.0 million due to losses from remeasurement of foreign currency transactions into their functional currency, respectively. For the nine months ended September 30, 2021 and 2020, other (income) expense consisted of gains (losses) from the remeasurement of foreign currency transactions into their functional currency of $0.6 million and ($0.1) million, respectively.

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

Impact of the COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 as well as the shelter-in-place orders, promotion of social distancing measures, restrictions to businesses deemed non-essential, and travel restrictions implemented throughout the United States and globally have significantly impacted the verticals in which we have been predominantly focused over the last decade, including payment volumes, sales cycles and time to implementation in those verticals. However, we have not experienced any significant client attrition and our net dollar-based retention rate remained strong. In 2018 and 2019, our net dollar-based retention rate was 126% and 128%, respectively. In 2020, despite the impact of the COVID-19 pandemic on our clients and the industries we serve, we had annual dollar-based net retention rate of 100%, added over 400 new clients, and maintained strong client retention of approximately 97%. During the nine months ended September 30, 2021, we have added an additional 300 clients and have observed a recovery in payment volumes and growth in clients. As a result of the payment volume growth, client growth and public company complexities, we have increased hiring. As variants of COVID-19 emerge we will continue to evaluate the nature and extent of these potential impacts to our business, consolidated financial statements, and liquidity.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. The CARES Act did not have a material impact on our consolidated financial statements for the year ended December 31, 2020 or the three or nine months ended September 30, 2021. We continue to monitor any effects that may result from the CARES Act or other government relief programs that are made available.

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

During the nine months ended September 30, 2021, we have observed a recovery in payment volumes and growth in clients.

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

Interest Expense

Interest expense consists of interest previously incurred on our Loan and Security Agreement (LSA) and interest on the new Revolving Credit Facility. During 2018, we borrowed $25.0 million under the LSA to complete the acquisition of OnPlan Holdings LLC. On April 25, 2020, we entered into a Joinder and Second Amendment to the LSA to refinance the LSA. As part of the refinancing, the lender re-advanced $4.2 million of principal paid on the loan through May 1, 2020. The LSA was interest only until May 2023 and carried annual interest at a rate equal to the greater of (i) 5.25% above the prime rate or (ii) 8.50%. In July 2021, we refinanced the LSA by entering into a $50 million Revolving Credit Facility. The Revolving Credit Facility has an adjustable rate of interest, at our option, either at an annual rate based on ABR, which references the prime rate plus an applicable margin or LIBOR plus an applicable margin. Loans based on ABR bear interest at a rate between ABR plus 0.75% and ABR plus 1.25%, and loans based on LIBOR bear interest at a rate between LIBOR plus 1.75% and LIBOR plus 2.25%, depending on our liquidity.

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

Results of Operations

Comparison of results for the Nine Months Ended September 30, 2021 and 2020

The following table sets forth our consolidated results of operations for periods presented:

	Nine Months Ended September 30,
(Dollars In Millions)	2021	2020	$ Change	% Change
Revenue	$149.8	$98.6	$51.2	51.9%
Payment processing and service costs	50.9	36.3	14.6	40.2
Technology and development	22.2	17.8	4.4	24.7
Selling and marketing	35.4	24.3	11.1	45.7
General and administrative	44.2	33.0	11.2	33.9
Total costs and operating expense	152.7	111.4	41.3	37.1
Loss from operations	(2.9)	(12.8)	9.9	(77.3)
Interest expense	(1.8)	(1.9)	0.1	(5.3)
Change in fair value of preferred stock warrant liability	(10.8)	(0.2)	(10.6)	5,300.0
Other income (expense), net	(0.5)	0.1	(0.6)	(600.0)
Total other expenses, net	(13.1)	(2.0)	(11.1)	555.0
Loss before income taxes	(16.0)	(14.8)	(1.2)	8.1
Provision for (Benefit from) income taxes	0.8	(7.8)	8.6	(110.3)
Net income (loss)	(16.8)	(7.0)	(9.8)	140.0
Foreign currency translation adjustment	(0.1)	(0.1)	-	-
Comprehensive income (loss)	$(16.9)	$(7.1)	$(9.8)	138.0%

Revenue

Revenue was $149.8 million for the nine months ended September 30, 2021, compared to $98.6 million for the nine months ended September 30, 2020, an increase of $51.2 million or 51.9%.

	Nine Months Ended September 30,
(Dollars In Millions)	2021	2020	$ Change	% Change
Transaction revenue	$109.7	$67.1	$42.6	63.5%
Platform and usage-based fee revenue	40.1	31.5	8.6	27.3
Revenue	$149.8	$98.6	$51.2	51.9%

Transaction revenue was $109.7 million for the nine months ended September 30, 2021, compared to $67.1 million for the nine months ended September 30, 2020, an increase of $42.6 million or 63.5%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes from both our existing clients and new clients added during the nine months ended September 30, 2021. We experienced strong growth in payment volume across all regions during the period. Total payment volume increased 76.0% during the nine months ended September 30, 2021 to $10.1 billion. Our marketing services revenue remained consistent in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Platform and usage-based fee revenue was $40.1 million for the nine months ended September 30, 2021, compared to $31.5 million for the nine months ended September 30, 2020, an increase of $8.6 million or 27.3%. The increase in platform and usage-based fee revenue was driven by the full nine months of revenue from Simplee, increased usage by our clients and new clients signed during the nine months ended September 30, 2021.

Payment Processing Services Costs

Payment processing services costs were $50.9 million for the nine months ended September 30, 2021, compared to $36.3 million for the nine months ended September 30, 2020, an increase of $14.6 million or 40.2%. The increase in payment processing services costs is correlated with the increase in total payment volume of 76.0% over the same period, and was offset by lower processing costs related to bank, credit card and alternative payment transactions.

Technology and Development

Technology and development expenses were $22.2 million for the nine months ended September 30, 2021, compared to $17.8 million for the nine months ended September 30, 2020, an increase of $4.4 million or 24.7%. The increase in technology and development cost was primarily driven by an increase in personnel costs, stock-based compensation expense, and an increase in amortization expense. Personnel costs were $12.9 million for the nine months ended September 30, 2021, compared to $11.6 million for the nine months ended September 30, 2020 an increase of $1.3 million or 11.2%. The increase in personnel costs was primarily driven by an increase in headcount within our technology and development teams partially offset by the capitalization of internally developed software costs during the period of $4.6million. Stock-based compensation expense was $2.0 million for the nine months ended September 30, 2021, compared to $0.7 million for the nine months ended September 30, 2020, an increase of $1.3 million. Amortization of intangible assets was $3.6 million for the nine months ended September 30, 2021, compared to $2.7 million for the nine months ended September 30, 2020, an increase of $0.9 million or 33.3%. The increase in amortization expense was the result of the acquisition of Simplee.

Selling and Marketing

Selling and marketing expenses were $35.4 million for the nine months ended September 30, 2021, compared to $24.3 million for the nine months ended September 30, 2020, an increase of $11.1 million or 45.7%. The increase in selling and marketing expenses was primarily driven by an increase in personnel costs, stock-based compensation and professional fee expenses, partially offset by a decrease in travel related expenses. Personnel costs increased by $5.3 million. The increase in personnel costs was primarily driven by an increase in headcount within our selling and marketing teams and commissions earned on sales during the period. Stock-based compensation was $4.2 million for the nine months ended September 30, 2021, compared to $0.9 million for the nine months ended September 30, 2020, an increase of $3.3 million. Amortization of intangibles was $1.8 million for the nine months ended September 30, 2021, compared to $1.5 million for the nine months ended September 30, 2020, an increase of $0.3 million or 20%. The increase in amortization expense was the result of the acquisition of Simplee which added $48.3 million of acquired client relationships, which have a weighted-average amortization period of 12 years. Professional fees were $2.6 million for the nine months ended September 30, 2021, compared to $1.0 million for the nine months ended September 30, 2020, an increase of $1.6 million or 160%. Marketing fees were $2.5 million for the nine months ended September 30, 2021, compared to $1.4 million for the nine months ended September 30, 2020, an increase of $1.1 million or 78.6%. Travel related costs during the nine months ended September 30, 2021 decreased by $0.2 million compared to the same period in 2020.

General and Administrative Expenses

General and administrative expenses were $44.2 million for the nine months ended September 30, 2021, compared to $33.0 million for the nine months ended September 30, 2020, an increase of $11.2 million or 33.9%. The increase in general and administrative expenses was primarily driven by the increase in stock-based compensation, professional fees and personnel offset by the change in the fair value of contingent consideration and acquisition related expenses. Stock-based compensation was $9.3 million for the nine months ended September 30, 2021, compared to $1.3 million for the nine months ended September 30, 2020, an increase of $8.0 million. The increase in compensation is directly attributable to incremental compensation charges taken in relation to a secondary sale during the period that involved stockholders who were also our employees. Professional fees were $4.9 million for the nine months ended September 30, 2021, compared to $3.1 million for the nine months ended September 30, 2020, an increase of $1.8 million. Personnel costs were $17.0 million for the nine months ended September 30, 2021, compared to $14.6 million for the nine months ended September 30, 2020, an increase of $2.4 million primarily due to increased headcount. The change in the fair value of contingent consideration related to acquisitions was $2.1 million for the nine months ended September 30, 2021, compared to $4.6 million for the nine months ended September 30, 2020, a decrease of $2.5 million. Acquisition costs were $0.0 million for the nine months ended September 30, 2021, compared to $1.4 million for the nine months ended September 30, 2020.

Interest Expense

Interest expense were $1.8 million for the nine months ended September 30, 2021, compared to $1.9 million for the nine months ended September 30, 2020, a decrease of $0.1 million. The decrease is attributable to non-cash interest expense being amortized over a longer period of time after the 2020 loan refinancing.

Change in Fair Value of Preferred Stock Warrant Liability

The change in fair value of preferred stock warrant liability was $10.8 million for the nine months ended September 30, 2021, compared to $0.2 million for the nine months ended September 30, 2020, an increase of $10.6 million. The increase in the fair value of the preferred stock warrant liability was due to the increase in the value of our preferred stock.

Other Income (Expense), net

Other income (expense), net, was ($0.5) million for the nine months ended September 30, 2021, compared to less than $0.1 million for the nine months ended September 30, 2020. Losses from the remeasurement of foreign currency transactions into their functional currencies were $0.5 million for the nine months ended September 30, 2021, compared to less than $0.1 million for the nine months ended September 30, 2020.

Provision for (Benefit From) Income Taxes

The expense from income taxes was $0.8 million during the nine months ended September 30, 2021, compared to a tax benefit of $7.8 million for the nine months ended September 30, 2020, an increase of $8.6 million. During the nine months ended September 30, 2021, we recorded an income tax expense of $0.8 million, which was primarily attributable to foreign taxes, compared to the nine months ended September 30, 2020, we recorded an income tax benefit of $7.8 million, which was primarily attributable to a non-recurring benefit of $8.4 million relating to the release of a portion of our valuation allowance. This release was due to taxable temporary differences recorded as part of the Simplee acquisition which are a source of income to realize certain pre-existing federal and state deferred tax assets. Our effective tax rate was 5.1% for the nine months ended September 30, 2021 compared to 52.4% for the nine months ended September 30, 2020.

Comparison of results for the Three Months Ended September 30, 2021 and 2020

The following table sets forth our consolidated results of operations for periods presented:

	Three Months Ended September 30,
(Dollars In Millions)	2021	2020	$ Change	% Change
Revenue	$67.8	$42.1	$25.7	61.0%
Payment processing and service costs	21.7	13.8	7.9	57.2
Technology and development	7.8	6.1	1.7	27.9
Selling and marketing	12.5	7.6	4.9	64.5
General and administrative	14.7	9.2	5.5	59.8
Total costs and operating expense	56.7	36.7	20.0	54.5
Loss from operations	11.1	5.4	5.7	105.6
Interest expense	(0.6)	(0.6)	-	-
Change in fair value of preferred stock warrant liability	-	-	-	NM
Other income (expense), net	(0.2)	-	(0.2)	NM
Total other expenses, net	(0.8)	(0.6)	(0.2)	33.3
Loss before income taxes	10.3	4.8	5.5	114.6
Provision for (Benefit from) income taxes	0.3	(0.4)	0.7	(175.0)
Net income (loss)	10.0	5.2	4.8	92.3
Foreign currency translation adjustment	(0.3)	0.2	(0.5)	(250.0)
Comprehensive income (loss)	$9.7	$5.4	$4.3	79.6%

Revenue

Revenue was $67.8 million for the three months ended September 30, 2021, compared to $42.1 million for the three months ended September 30, 2020, an increase of $25.7 million or 61.0%.

	Three Months Ended September 30,
(Dollars In Millions)	2021	2020	$ Change	% Change
Transaction revenue	$53.0	$30.7	$22.3	72.6%
Platform and usage-based fee revenue	14.8	11.4	$3.4	29.8
Revenue	$67.8	$42.1	$25.7	61.0%

Transaction revenue was $53.0 million for the three months ended September 30, 2021, compared to $30.7 million for the three months ended September 30, 2020, an increase of $22.3 million or 72.6%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes from both our existing and new clients added since September 30, 2020. We experienced strong growth in payment volume across all regions during the quarter. Total payment volume increased 76.4% during the nine months ended September 30, 2021 to $5.3 billion. This increase was partially offset by a $0.1 million decrease in marketing services revenue. Our marketing services revenue declined as a result of our payment partners using fewer of our marketing services in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Platform and usage-based fee revenue was $14.8 million for the three months ended September 30, 2021, compared to $11.4 million for the three months ended September 30, 2020, an increase of $3.4 million or 29.8%. The increase in platform and usage-based fee revenue was driven by increased usage by our clients.

Payment Processing Services Costs

Payment processing services costs were $21.7 million for the three months ended September 30, 2021, compared to $13.8 million for the three months ended September 30, 2020, an increase of $7.9 million or 57.2%. The increase in payment processing services costs is correlated with the increase in total payment volume of 76.4% over the same period, and was partially offset by lower processing costs related to bank, credit card and alternative payment transactions.

Technology and Development

Technology and development expenses were $7.8 million for the three months ended September 30, 2021, compared to $6.1 million for the three months ended September 30, 2020, an increase of $1.7 million or 27.9%. The increase in technology and development cost was primarily driven by an increase in personnel costs, stock-based compensation expense and an increase in amortization expense. Personnel costs increased by $0.8 million. The increase in personnel costs was driven primarily by an increase in headcount in our technology and development teams. Stock-based compensation expense was $0.5 million for the three months ended September 30, 2021, compared to $0.3 million for the three months ended September 30, 2020, an increase of $0.2 million. Amortization of intangible assets was $1.3 million for the three months ended September 30, 2021, compared to $1.0 million for the three months ended September 30, 2020, an increase of $0.3 million or 30.0%. The increase in amortization expense was the result of the acquisition of Simplee.

Selling and Marketing

Selling and marketing expenses were $12.5 million for the three months ended September 30, 2021, compared to $7.6 million for the three months ended September 30, 2020, an increase of $4.9 million or 64.5%. The increase in selling and marketing expenses was primarily driven by an increase in personnel costs, professional fees and marketing. Personnel costs increased by $2.8 million. The increase in personnel costs was primarily driven by an increase in headcount within our selling and marketing teams and commissions earned on sales during the period. Professional fees were $1.0 million for the three months ended September 30, 2021, compared to $0.3 million for the three months ended September 30, 2020 an increase of $0.7 million due to increase in third party commissions. Marketing costs were $1.0 million for the three months ended September 30, 2021, compared to $0.5 million for the three months ended September 30, 2020, an increase of $0.5 million due to increased marketing initiatives and hosted events.

General and Administrative Expenses

General and administrative expenses were $14.7 million for the three months ended September 30, 2021 and $9.2 million for the three months ended September 30, 2020, an increase of $5.5 million or 59.8%. The increases in general and administrative expenses primarily driven by the increase in stock-based compensation, personnel, professional fees, other costs. Stock-based compensation was $1.5 million for the three months ended September 30, 2021, compared to $0.5 million for the three months ended September 30, 2020, an increase of $1.0 million. The increase in stock based compensation is attributable to grants awarded to existing and new employees. Personnel costs were $5.8 million for the three months ended September 30, 2021, compared to $4.1 million for the three months ended September 30, 2020, an increase of $1.7 million due to increase in headcount. Professional fees were $1.7 million for the three months ended September 30, 2021, compared to $0.9 million for the three months ended September 30, 2020, an increase of $0.8 million due to increased legal and audit fees from the same period. Other costs increased by $1.6 million. The increase in other costs is primarily due to increased insurance costs as a public company and increased hedging fees related to increase in total payment volume.

Interest Expense

Interest expense was $0.6 million for the three months ended September 30, 2021 and 2020.

Change in Fair Value of Preferred Stock Warrant Liability

There was no expense due to the change of the fair value of preferred stock warrant liability for the three months ended September 30, 2021 and 2020.

Other Income (Expense), net

Other income (expense), net, was $0.2 million for the three months ended September 30, 2021 compared to $0.0 million for the three months ended September 30, 2020.

Provision for (Benefit From) Income Taxes

The expense from income taxes was $0.3 million during the three months ended September 30, 2021, compared to a benefit from income taxes of $0.4 million for the three months ended September 30, 2020. The expense and the benefit from income taxes for the three months ended September 30, 2021 and 2020 was primarily attributable to foreign taxes.

Our effective tax rate was 3.3% for the three months ended September 30, 2021 compared to 7.7% for the three months ended September 30, 2020.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through proceeds received from sales of equity securities, credit facilities and payments received from our clients as further detailed below.

In May 2021, we completed our IPO which resulted in aggregate net proceeds of $263.8 million, after underwriting discounts of $19.4 million and issuance costs of $4.9 million. As of September 30, 2021, our principal source of liquidity is cash of $453.1 million.

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

The following table sets forth summary cash flow information for the periods presented.

	Nine Months Ended September 30,
(In Millions)	2021	2020
Net cash provided by (used in) operating activities	$24,805	$(27,566)
Net cash used in investing activities	(5,348)	(81,213)
Net cash (used in) provided by financing activities	324,676	118,882
Effect of exchange rate changes on cash and cash equivalents	(55)	(148)
Net (decrease) increase in cash, cash equivalents and restricted cash.	$344,078	$9,955

Operating Activities

Net cash used in operating activities consists of net loss adjusted for certain non-cash items and changes in other assets and liabilities.

During the nine months ended September 30, 2021, cash generated by operating activities of $24.8 million was primarily the result of net loss of $16.8 million adjusted for non-cash expenses of $35.6 million, which primarily include depreciation and amortization of $6.6 million, stock-based compensation expenses of $15.5 million, change in fair value of preferred stock warrant liability of $10.8 million, and $5.9 million of cash generated from our change in operating assets and liabilities. Net cash generated by changes in operating assets and liabilities consisted primarily of a $6.9 million increase in funds payable to clients due to the timing of when we settle the amounts we owe to our clients, a $3.2 million decrease in contingent consideration, a $7.4 million decrease in prepaid expenses and other assets, and a $10.9 million increase in accounts payable, accrued expenses and other current liabilities.

During the nine months ended September 30, 2020, cash used by operating activities of $27.6 million was primarily the result of net loss of $7.1 million adjusted for non-cash expenses of $5.0 million, which primarily include depreciation and amortization of $5.0 million, stock-based compensation expenses of $2.9 million, change in fair value of contingent consideration of $4.6 million, offset by the non-cash tax benefit of $8.5 million and the $25.4 million cash used from our change in operating assets and liabilities. Net cash used by changes in operating assets and liabilities consisted primarily of a $24.8 million decrease in funds payable to clients due to the timing of when we settle the amounts we owe to our clients, a $3.1 million decrease in prepaid expenses and other assets, a $3.9 million decrease in accounts receivable and a $5.0 million increase in funds receivable from payment partners.

Investing Activities

During the nine months ended September 30, 2021, cash used in investing activities of $5.3 million was primarily the result of the capitalization of internally-developed software costs of $4.6 million, capitalized leasehold improvement costs of $0.2 million, an acquisition of an asset of $0.1 million and $0.3 million of other computer equipment.

During the nine months ended September 30, 2020, cash used in investing activities of $81.2 million was primarily the result of our acquisition of Simplee for a purchase price of $79.4 million in cash and $1.6 million related to the capitalization of internally-developed software costs.

Financing Activities

During the nine months ended September 30, 2021, cash provided by financing activities of $324.6 million was primarily driven by the net proceeds received from our IPO of $263.8 million, net proceeds received from our sale of preferred stock for aggregate proceeds of $59.7 million and proceeds from the exercise of stock options and warrants of $4.4 million, net proceeds from draw on our Revolving Credit facility of $25.9 million, offset by the payoff of our previously existing term loan of $25.0 million, partially offset by payments for contingent consideration of $3.8 million related to our acquisition of Simplee and $0.4 million related to issuance costs associated with our revolving credit facility.

During the nine months ended September 30, 2020, cash provided by financing activities of $118.8 million was the result of our sale of preferred stock for aggregate proceeds of $119.8 million and $0.6 million from the proceeds of the exercise of stock options. The increase was offset by $1.3 million related to contingent consideration paid during the period.

As of September 30, 2021, we had $25.9 million of outstanding indebtedness under the Revolving Credit Facility. The proceeds of the Revolving Credit Facility were used to pay off the existing loan of $25.0 million. The Revolving Credit Facility consists of Alternate Base Rate (ABR) loans or Eurodollar Borrowings, at our option. ABR loans bear interest at the ABR plus the applicable rate. Eurodollar Borrowings bear interest at the Adjusted LIBO Rate plus the applicable rate. The ABR rate is based on the greatest of (a) the Prime Rate (b) the Federal Funds Effective Rate plus 1/2 of 1% and (c) the Adjusted LIBO Rate for a one-month Interest Period plus 1%. The adjusted LIBO rate is based on (a) the LIBO Rate multiplied by (b) the Statutory Reserve Rate. The applicable rate is based upon our liquidity as of the most recent consolidated financial information and ranges from 0.75% to 2.25%. The Revolving Credit Facility incurs a commitment fee ranging from 0.25% to 0.35% based upon our liquidity as of the most recent consolidated financial information assessed on the average undrawn portion of the available commitment. We have access to an additional $24.1 million of additional funds under the Revolving Credit Facility to draw in the future.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2021:

	Payments Due by Year
(In Thousands)	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
Operating lease obligations	$4,490	$2,020	$2,470	—	—
Debt obligations	25,933	—	25,933	—	—
Total	$30,423	$2,020	$28,403	—	—

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

Interest Rate Risk

The Revolving Credit Facility consists of ABR loans or Eurodollar Borrowings, at our option. ABR loans bear interest at the ABR plus the applicable rate. Eurodollar Borrowings bear interest at the Adjusted LIBO Rate plus the applicable rate. The ABR rate is based on the greatest of (a) the Prime Rate (b) the Federal Funds Effective Rate plus 1/2 of 1% and (c) the Adjusted LIBO Rate for a one-month Interest Period plus 1%. The adjusted LIBO rate is based on (a) the LIBO Rate multiplied by (b) the Statutory Reserve Rate. The applicable rate is based upon our liquidity as of the most recent consolidated financial information and ranges from 0.75% to 2.25%. The Revolving Credit Facility incurs a commitment fee ranging from 0.25% to 0.35% based upon our liquidity as of the most recent consolidated financial information assessed on the average undrawn portion of the available commitment. As of September 30, 2021, $25.9 million was outstanding under our credit facility. An immediate 10% increase or decrease in interest rates would not have a material effect on our financial position, results of operations or cash flows.

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
•
We will continue to incur increased costs as a public company.

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

We were incorporated in 2009 and have experienced net losses from our operations since inception. We generated net losses of $20.1 million and $11.1 million for 2019 and 2020, respectively, and $26.8 million during the nine months ended September 30, 2021. In addition, as of September 30, 2021, we had an accumulated deficit of $124.6 million. We have experienced significant revenue growth in recent periods and we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our solutions, including introducing new functionality, and to expand our marketing programs and sales teams to drive new client adoption, expand strategic partner integrations, and support international and industry expansion. Our operating results are also impacted by the mix of our revenue generated from our different revenue sources, which include transaction revenue and platform and usage-based fee revenue. Changes in our revenue mix from quarter to quarter, including those derived from cross-border or domestic currency transactions, will impact our margins, and we may not be able to grow our revenue margin adequately to achieve or sustain profitability. In addition, the mix of payment methods utilized by our clients’ customers may have an impact on our margins given that our costs associated with certain payment methods, such as credit cards, are higher than other payment methods accepted by our solutions, such as bank transfers. We will also face increased compliance and security costs associated with growth, the expansion of our client base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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

During the three months ended September 30, 2020, we experienced periods of reduced payment volume in some of the industries we serve, including travel and education. Cross-border payment volumes were heavily impacted by the decline in travel as a result of the COVID-19 pandemic. During the three months ended September 30, 2021 we observed a recovery in payment volumes in the industries we serve, including travel and education. The introduction of COVID-19 vaccines allowed for reopening of many higher education institutions to foreign students, and borders began to open for travel. The emergence of variants has slowed the reopening, and we will monitor new strains of COVID-19 as they are discovered. International cross-border transaction revenue represent a significant part of our revenue; international regulations and restrictions that inhibit cross-border travel and relocation of international students have had and may continue to have a material impact on our business. In addition, we may experience financial losses due to a number of operational factors, including:

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

Our offices are currently open, in some instances at limited capacity, as allowed under national, state and local orders. While we have implemented what we believe to be a comprehensive protocol to ensure the safety and wellbeing of employees returning to the office, including daily health screenings, physical changes to our floor layout, periodic testing and required proper personal protection equipment, these protocols may not be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

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

Our financial and operational results are subject to seasonal trends. For example, the volume of education tuition processed typically increases in the northern hemisphere during the summer and early fall months, as well as at year end, as students and their families seek to pay tuition costs for the fall semester, the entire academic year, or the spring semester, respectively. We expect this seasonality of education tuition processing to continue and expect it to impact the amount of processing fees that we earn in a particular fiscal quarter and the level of expenses we incur to generate tuition payment volume and process the higher volume activity. During the COVID-19 pandemic, we initially observed an increasing trend of education institutions delaying tuition invoicing or extending dates for payment due to uncertainties in the academic calendar, on-campus classes or remote learning planning, as well as relief being offered to families experiencing financial challenges. However, with the increase in availability of vaccines educational institutions have, for the most part, returned to their normal billing cycles and payment due dates. Many higher education institutions are mandating full vaccination to promote normal operations and allowing students from abroad to return to their facilities. Similarly, subsectors of our travel client portfolio will experience increased seasonality as many of our travel clients depend upon advance planning for vacation or holiday travel, which has been hampered by the ongoing COVID-19 pandemic and the regulatory responses to the pandemic.

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

We have established relationships with a number of other companies, including financial institutions, processors, other financial services suppliers, channel sales partners, implementation partners, technology and cloud-based hosting providers, and others. In order to grow our business, we will need to continue to establish and maintain relationships with these types of third parties, and negotiating and documenting relationships with them requires significant time and resources. Our competitors may be more effective in providing incentives to third parties to favor their products or services. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results could suffer. Even if our strategic relationships are successful, we cannot assure you that these relationships will result in increased client usage of our solutions or increased revenues.

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

We believe demand for our payment solutions in the healthcare industry has been driven in large part by more patient responsibility for out-of-pocket spend, a trend towards higher deductibles for health care services, increased digitization in payments, and the tailoring of payment offers and increased patient engagement. Our success also depends to a substantial extent on the ability of our solutions to increase the volume of our clients’ customers' payments, and our ability to demonstrate the value of our solutions to our clients. If our existing clients do not recognize or acknowledge the benefits of our solutions or our solutions do not drive payment volume, then the market for our solutions might not develop at all, or it might develop more slowly than we expect, either of which could adversely affect our operating results. A significant decrease in the payment volume and resulting revenue from our clients and their customers in the healthcare industry, which represents, and is expected to continue to represent for the foreseeable future, our second largest vertical by total payment volume and revenue, may have an adverse effect on our business, operating results and financial condition.

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

In addition, the U.K’s withdrawal from the E.U. (Brexit), including uncertainty or delays in the implementation of Brexit, could continue to lead to economic uncertainty and have a negative impact on the travel industry and our

European business. The U.K. could lose access to the single E.U. market, travel between the U.K. and E.U. countries could be restricted, and we could face new regulatory costs and challenges, the scope of which is presently unknown.

With respect to the COVID-19 pandemic specifically, our 2020 financial results related to serving our existing travel clients and growing our client base in the travel sector were negatively impacted. In 2021, we have witnessed recoveries in our financial results and growth in revenue and payment volumes. While improvements have been noted, we are still experiencing impacts our travel clients. We expect the COVID-19 pandemic, including the emergence and spread of variants of COVID-19, will continue to negatively impact our business beyond 2021, but the extent and duration of such impact in the long term is largely uncertain as it is dependent on future developments that cannot be accurately predicted at this time, including but not limited to the severity and transmission rate of the virus, global availability of vaccines and administration of vaccination, the rate of “herd immunity” and the extent and effectiveness of containment actions taken, including mobility restrictions, and the impact of these and other factors on travel behavior.

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

As usage of our solutions grows and we sign additional clients and technology partners, we will need to devote additional resources to improving and maintaining our infrastructure and global payments network and integrating with third-party applications to maintain the performance of our solutions. In addition, we will need to appropriately scale our internal business systems, including client support, our 24x7 assistance to clients’ customers and risk and compliance operations, to serve our growing client base.

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

For the year ended December 31, 2020, we processed over $7.5 billion in payments on our solutions, compared to approximately $5.8 billion for the year ended December 31, 2019. For the nine months ended September 30, 2021, we processed approximately $4.8 billion in payments on our solutions. We have grown rapidly and seek to continue to grow, and our business is subject to the risk of financial losses as a result of chargebacks for client-related losses, credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors in our solutions. As a provider of accounts receivable and other payment solutions, we enable the transfer of funds to our clients from their customers. Software errors in our solutions and operational errors by our FlyMates and business partners may also expose us to losses.

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

Our software provides payment facilitation solutions for a large number of clients and our clients’ customers. We are responsible for performing KYC reviews of our clients, sanctions screening their customers, and monitoring transactions for fraud. We have been and may continue to be targeted by parties who seek to commit acts of financial fraud using techniques such as stolen identities and bank accounts, compromised business email accounts, employee or insider fraud, account takeover, false applications, and fake invoicing. We may suffer losses from acts of financial fraud committed by our clients, our clients’ customers, our employees and payment partners or third-parties.

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

The success of any new product and service, or any enhancements or modifications to existing solutions, depends on several factors, including the timely completion, introduction, and market acceptance of such solutions, enhancements, and modifications. Our engineering and software development teams operate in different locations across the globe (including teams in Valencia, Spain, Cluj, Romania, Chicago and Tel Aviv, Israel), which can create logistical challenges. If we are unable to effectively coordinate with our global technology and development teams to enhance our solutions, add new payment methods or develop new solutions that keep pace with technological and regulatory changes to achieve market acceptance, or if new technologies emerge that are able to deliver competitive solutions that are more effective, secure, convenient or cost effective than our solutions, our business, operating results, and financial condition would be adversely affected. Furthermore, modifications to our existing solutions or technology will increase our technology and development expenses. Any failure of our solutions to operate effectively with existing or future network solutions and technologies could reduce the demand for our solutions, result in clients or clients’ customers' dissatisfaction and adversely affect our business.

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

Our success and future growth depend upon the continued services of our management team and other key employees. Our Chief Executive Officer, Michael Massaro, and our President and Chief Operating Officer, Rob Orgel, are critical to our overall management, as well as the continued development of our solutions, strategic partnerships, culture, relationships with financial institutions, and strategic direction. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. Our senior management and key employees are employed on an at-will basis. We currently have “key person” insurance on our Chief Executive Officer, Michael Massaro, but not for any of the other members of our management team. Certain of our key employees have been with us for a long period of time and have fully vested stock options or other long-term equity incentives that may become valuable and are publicly tradable subject to lock-up restrictions and Rule 144 limitations, which reduces the incentive for each of these key employees to remain at our company. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of our Chief Executive Officer, or our President and Chief Operating Officer, or one or more of our senior management, or other key employees could harm our business, and we may not be able to find adequate replacements.

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

The local, state, and federal laws, rules, regulations, licensing schemes, and industry standards in the U.S. and other jurisdictions in which we operate that govern our business include, or may in the future include, those relating to consumer finance and consumer protection, cross-border and domestic money transmission, foreign exchange, payments services (such as money transmission, payment processing, and settlement services), anti-money laundering, combating terrorist financing, escheatment, international sanctions regimes, and compliance with the PCI–DSS. These laws, rules, regulations, licensing schemes, and standards are enforced by multiple authorities and governing bodies in the United States, including the Department of the Treasury, the Federal Deposit Insurance Corporation, the SEC, Consumer Financial Protection Bureau, the Federal Trade Commission, self-regulatory organizations, and numerous state and local regulators and law enforcement agencies. Our clients also have their own regulatory obligations, and they expect our solutions to comply with the regulatory requirements that are applicable to their businesses. For additional discussion about the regulatory environment that we and our clients operate in. As we expand into new jurisdictions, the number of foreign laws, rules, regulations, licensing schemes, and standards governing our business will expand as well. In addition, as our business and solutions continue to develop and expand, we may become subject to additional laws, rules, regulations, licensing schemes, and standards. We may not always be able to accurately predict the scope or applicability of certain laws, rules, regulations, licensing schemes, or standards to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

Certain of our subsidiaries are registered with the U.S. Department of the Treasury’s Financial Crimes Enforcement Network. Our subsidiary Flywire Global Corp. has obtained licenses to operate as a money transmitter (or the statutory equivalent) in 40 U.S. jurisdictions, and is in the process of applying for a license in, to the best of our knowledge, all U.S. states and territories where such licensure or registration is required in order to be able to offer additional business lines in the future. As a licensed money transmitter, we are (and in the states where we are awaiting licensure, will be) subject to obligations and restrictions with respect to the investment of client funds, reporting requirements, bonding requirements, minimum capital requirements, and inspection by state regulatory agencies concerning various aspects of our business. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our solutions are considered money transmission, are matters of regulatory interpretation and could change over time. In addition, there are substantial costs involved in maintaining and renewing our licenses, certifications, and approvals, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, anti-money laundering, capitalization, corporate governance, or other requirements of such licenses.

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

Recent legal developments have created compliance uncertainty regarding some transfers of personal information from the U.K. and EEA to locations where we or our clients operate or conduct business, including the United States and potentially Singapore, particularly with respect to cross-border transfers. Under the GDPR, such transfers can take place only if certain conditions apply or if certain data transfer mechanisms are in place. In July 2020, the European Court of Justice (CJEU) ruled in its “Schrems II” decision (C-311/18), that the Privacy Shield, a transfer mechanism used by thousands of companies to transfer data between those jurisdictions and United States (and also used by Flywire), was invalid and could no longer be used due to the strength of United States surveillance laws. In September 2020, the Federal Data Protection and Information Commissioner of Switzerland (where the law has a similar restriction on the export of personal information) issued an opinion concluding that the Swiss-U.S. Privacy Shield Framework does not provide an adequate level of protection for data transfers from Switzerland to the United States pursuant to Switzerland’s Federal Act on Data Protection. Flywire and our clients continue to use alternative transfer strategies, including the European Commission’s Standard Contractual Clauses (SCCs), while the authorities interpret the Schrems II decision and the validity of alternative data transfer mechanisms. The SCCs, though previously approved by the European Commission, have faced challenges in European courts (including being called into question in the Schrems II decision), and may be further challenged, suspended or invalidated for transfers to some or all countries. For example, guidance regarding Schrems II issued by the European Data Protection Board (which is comprised of representatives from every E.U. member state’s top data protection authority) have cast serious doubt on the validity of SCCs for most transfers of personal information to the United States. At present, there are few if any viable alternatives to the Privacy Shield and the SCCs, so such developments may necessitate further expenditures on local infrastructure, changes to internal business processes, changes to clients and clients’ customer facing solutions, or may otherwise affect or restrict our sales and operations.

On June 4, 2021, the European Commission released the final Implementing Decision on SCCs (New SCCs) for the transfer of personal data from the EU to “third countries” such as the US. The New SCCs will repeal and replace the existing SCCs (dating from 2001, 2004 and 2010) and address the entry into force of the GDPR) and the July 2020 decision of the CJEU in Schrems II, which invalidated the EU-US Privacy Shield. The New SCCs broadly follow the draft implementing decision on standard contractual clauses (Draft SCCs) issued by the European Commission on November 12, 2020, but there are some material differences. The Draft SCCs’ significant and extensive new requirements for data importers that act as controllers (for example, obligations to give notice to data subjects and to notify personal data breaches to EU authorities) remain, but have been aligned more closely with the GDPR requirements. While the New SCCs are not immediately in force, compliance with them will be required for new transfer agreements entered into from late September 2021. SCCs currently in effect must be replaced with the New SCCs by late December 2022.

E.U. data protection authorities have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of a corporate family’s total worldwide global turnover for the preceding fiscal year, whichever is higher. Such penalties are in addition to any civil litigation claims by clients, data subjects or other third parties. We believe that the solutions that we currently offer subject us to the GDPR and other laws and regulations relating to privacy, data protection, and information security, and these may be modified or subject to new or different interpretations in the future. We will need to take steps to address compliance obligations in this rapidly evolving legal environment, but we cannot assure you that we will be able to implement changes in a timely manner or without significant disruption to our business, or that such steps will be effective, and we may face the risk of liability and loss of business.

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

If we fail to adequately protect our proprietary rights, our competitive position could be impaired and we may lose valuable assets, generate less revenue and incur costly litigation to protect our rights.

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

Indemnity and liability provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, data protection, and other losses.

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

As of September 30, 2021, we had U.S. federal net operating loss (NOL) carryforwards of approximately $123.0 million and state net operating loss carryforwards of approximately $105.6 million. The federal and material state net operating loss carryforwards will begin to expire in 2030 and 2024, respectively. In general, under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of our IPO or future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.

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

We will remain an emerging growth company until the earliest of (i)December 31, 2026, (ii) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities, and (iv) the date on which we are deemed to be a “large accelerated filer,” which will occur as of the end of any fiscal year in which we (x) have an aggregate market value of our common stock held by non-affiliates of $700 million or more as of the last business day of our most recently completed second fiscal quarter, (y) have been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months, and (z) have filed at least one annual report pursuant to the Exchange Act.

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

Our management has broad discretion in the application of our cash and cash equivalents. Because of the number and variability of factors that determine our use of our cash and cash equivalents, their ultimate use may vary substantially from their currently intended use. Our management might not apply cash and cash equivalents in ways that ultimately increase the value of your investment. The failure by our management to apply these funds effectively could harm our business. Pending their use, we may invest our cash and cash equivalents in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply our cash and cash equivalents in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. All of the shares of common stock sold in our initial public offering are available for sale in the public market, unless purchased by our affiliates. Substantially all of our outstanding shares of common stock prior to the initial public offering are currently restricted from resale as a result of “lock-up” agreements (which may be waived by Goldman Sachs & Co. LLC, in its sole discretion, with or without notice). The lock-up agreements terminated, and accordingly, the shares of our voting common stock and non-voting common stock (following conversion into our common stock) subject to such agreements became eligible for sale in the public market beginning at the commencement of trading on November 11, 2021.

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

As of September 30, 2021, our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially owned approximately 58.9% of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders, including those who purchased shares in the initial public offering, oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our certificate of incorporation or our bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. This provision does not apply to claims brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our amended and restated certificate of incorporation provides further that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These choices of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive-forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive-forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business.

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

The IPO terminated after the sale of all securities registered pursuant to the Registration Statements. As of September 30, 2021, the net proceeds of our IPO are in non-interest bearing accounts, but are expected to be invested in investment grade, interest-bearing instruments in the third quarter of 2021. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated May 25, 2021, filed with the SEC pursuant to Rule 424(b) relating to our initial public offering.

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
10.1

Credit Agreement, dated as of July 29, 2021, by and among Flywire Corporation, the other Loan Parties party thereto from time to time, the Lenders party thereto from time to time, the Issuing Banks party thereto from time to time, and Citibank, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2021.

10.2

Pledge Agreement, dated as of July 29, 2021, by and among Flywire Corporation, the Grantors and the Administrative Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 4, 2021.

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

FLYWIRE CORPORATION

Date: November 12, 2021	By:	/s/ Michael Massaro
Michael Massaro
Principal Executive Officer

Date: November 12, 2021	By:	/s/ Michael Ellis
Michael Ellis
Principal Financial and Accounting Officer