Form 10-K
period 2021-12-31
Flywire Corp
filed 2022-03-29
CIK 1580560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40430

FLYWIRE CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware	27-0690799
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
141 Tremont St #10 Boston, MA	02111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 329-4524

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Voting common stock, $0.0001 par value per share	FLYW	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2021, the last business day of the registrant’s mostly recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $2,418,170,478 based upon the closing sale price of our voting common stock of $36.74 on that date. The voting and non-voting common stock held by each officer and director and by each person known to own in excess of 5% of aggregate outstanding shares of our voting and non-voting common stock has been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status in not necessarily a conclusive determination for other purposes.

As of March 25, 2022, the registrant had 101,017,602 shares of voting common stock, $0.0001 par value per share, outstanding and 5,988,378 shares of non-voting common stock $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2022 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference in Part III of this Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, as well as information included in oral statements or other written statements made or to be made by us, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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
•
the increased expenses associated with being a public company; and
•
the future market price of our voting common stock.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Form 10-K. Other sections of this Form 10-K may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, events, or circumstances. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations. You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

Unless otherwise noted or unless the context provides otherwise, all references in this Annual Report on Form 10-K to our “common stock” refers to our voting common stock.

PART I

Item 1. Business

Our Mission

Our mission is to deliver the most important and complex payments. In an increasingly digital world, getting paid means Flywire.

Our Company

Flywire is a leading global payments enablement and software company. Our next-gen payments platform, proprietary global payment network and vertical-specific software help our clients get paid and help their customers pay with ease—no matter where they are in the world. Our clients rely on us for our integrated solutions that are both global and local, combine tailored invoicing with flexible payment options, and deliver highly personalized omni-channel experiences. We believe we make generational advances for our clients by transforming payments into a source of value and growth for their organizations while delighting their customers with payment experiences that are engaging, secure, fast, and transparent.

There have been substantial strides made in payments technology in the retail and e-commerce industries; however, massive sectors of our global economy—including education, healthcare, travel, and business to business (B2B) payments—are still in the early stages of digital transformation. We estimate the annual addressable volume for these sectors alone to be approximately $11.7 trillion, as more fully described in “Our Market Opportunity”. We believe Flywire is well-positioned to capture a meaningful share of this global payment volume given our ability to provide deeply-integrated digital solutions that address both domestic and cross-border payments.

Our clients, and the types of organizations we serve in education, healthcare, travel, and B2B, require payment processes and experiences that can deliver high-stakes, high-value payments and are specifically tailored to their industry, their business, and their customers. Often, payment solutions have a “one size fits all” approach, without regard for the particular nuances and detailed operations of specific verticals. Without Flywire, organizations often invest substantial resources in building their own payment offerings or rely on disparate legacy systems, which not only fail to meet their or their customers’ needs but also divert meaningful resources away from revenue-generating work. When core payment capabilities like invoicing, diverse payment offerings and reconciliation are inefficient, organizations miss the opportunity to use payments to scale and grow their business.

Flywire was founded to solve these challenges. We aim to power the transformation of our clients’ accounts receivable functions by automating paper and check-based business processes in addition to creating interactive, digital payment experiences for their customers. As a result, clients who implement our cross-border and in-country domestic payments and software solutions can experience improved accounts receivable, higher enrollment in payment plans, and a reduction in customer support inquiries. We help our clients turn their accounts receivable functions into strategic, value-enhancing areas of their organizations.

Over the last decade, we have invested significant resources to build a global network of bank, payment and technology partners that enable us to provide end-to-end connectivity between our clients and their customers in many countries around the world. We have engineered our software-driven payments technology stack to meet enterprise-level standards and functionality while delivering simplicity, convenience and ease of use for our clients and their customers. In addition, we have developed personalized communication channels (e.g., short message service (sms), chat, email, text, or phone) to enhance our clients’ ability to engage with their customers through a digital-first user experience. The result of these investments is our Flywire Advantage.

Our Flywire Advantage is derived from three core elements: (i) our next-gen payments platform; (ii) our proprietary global payment network; and (iii) our vertical-specific software backed by our deep industry expertise.

•
Next-Gen Payments Platform. Our platform improves the legacy accounts receivable value chain by facilitating global payment flows across multiple currencies, payment types, and payment options. We do not simply collect payments and track money flows. Rather, our clients integrate our platform into their existing apps and workflows once and have access to a full suite of solutions, including tailored invoicing, settlement and reconciliation tools, single sign-on and checkout, recurring payments, and split payouts. Our platform automates and manages the process from initial invoice delivery through payment settlement and core system reconciliation. In addition, we leverage deep data and analytics to help our clients understand their customers’ historic payment behavior, facilitate transaction matching to optimize costs and offer flexible domestic and international payment plans.
•
Proprietary Global Payment Network. At the core of our business is our network of global, regional and local banking partners which we have been strategically expanding for over a decade. With a single connection to Flywire, our clients have access to a unique set of payment methods including banks, third-party payment providers, payment networks and digital wallets—making it possible to accept and settle payments in over 240 countries and territories and in over 140 currencies. Our global payment network also provides direct connections to alternative payment methods such as Alipay, Boleto, PayPal / Venmo, and Trustly. Regardless of the currency on the invoice received, our clients’ customers can pay in their local currency with their preferred payment method. Additionally, our global payment network is optimized for country-specific regulatory and compliance standards which often require vertical-specific functionality and processes to serve our clients and their customers.
•
Vertical-Specific Software Backed by Deep Industry Expertise. We go beyond payments by offering seamless integration of our software within our clients’ existing operating workflows and IT infrastructure. Our team, with decades of industry and domain expertise, designed our cloud-based software to be highly scalable across the types of clients we serve, aiming to solve unique payments and accounts receivable challenges of education, healthcare, travel, and B2B. For example, we have launched over 7,000 client payment portals, each built on our shared payments platform and global payment network but tailored to our clients’ brands and needs. In addition, our software solutions include interactive dashboards to manage payments, reporting tools to streamline reconciliation and customer communication tools to personalize and digitize engagement. This enables us to be a hub of omni-channel connectivity, augmenting the relationship between our clients and their customers.

These three core elements of our business fuel a powerful and accelerating flywheel. When we started Flywire, we built a robust payments platform that solved pain points for cross-border payments and delivered simplicity, transparency, and cost-effective solutions. Continued adoption of our payments platform has enabled us to enhance engagement with our clients, create more personalized connections for our clients’ customers and extend our reach. Adding new clients and their customers builds our global scale and deepens our knowledge and expertise, enabling us to streamline and automate complex accounts receivable functions. As shown in the illustration below, as the number of clients using our next-gen payments platform grows, we are able to continue to enhance our end-to-end solutions, tailor our vertical-specific software and expand our global payment network to support more local payment types.

The benefits of our flywheel are visible in the significant scale we have achieved to date. Today, we serve over 2,500 clients around the world. In education alone, we serve more than 2,000 institutions and 2.0 million students globally. In healthcare, we serve more than 80 healthcare systems, including four of the top 10 healthcare systems in the United States ranked by hospital size. In our newer payment verticals of travel and B2B, we have a growing portfolio of more than 300 clients.

Our business model is designed to encourage rapid, widespread utilization of our solutions. We enable our clients to scale the use of Flywire to an unlimited number of customers with favorable unit economics. For the year ended December 31, 2021, we enabled over $13.2 billion of total payment volume across more than 140 currencies. For the year ended December 31, 2020, we enabled over $7.5 billion of total payment volume across more than 130 currencies.

The value of our Flywire Advantage has been recognized, with global financial institutions and technology providers choosing to form channel partnerships with us. Our channel partners include financial institutions such as Bank of America Corporation; payment providers such as China UnionPay Co. Ltd. and Adyen N.V.; and software companies that serve as the core systems in our verticals such as Ellucian Company, L.P. in education and Cerner Corporation in healthcare. These partnerships promote organic referral and lead generation opportunities and enhance our indirect sales strategy.

We also reach clients through our direct channel. Our domain-experienced sales and relationship management teams bring vertical expertise and regional and local reach that drives high dollar-based net retention. For the year ended December 31, 2021, our annual net dollar-based retention rate was approximately 140%. For the year ended December 31, 2020, despite the impact of the COVID-19 pandemic on our clients and the industries we serve, our annual net dollar-based retention rate was approximately 100%. For the year ended December 31, 2019, our annual net dollar-based retention rate was approximately 128%. In addition, our client and customer service combines high-tech and high-touch functions backed by 24x7 multilingual customer support, resulting in high client and customer satisfaction. For the year ended December 31, 2020, we had a net promoter score (NPS) of 64, which exceeds the average NPS of traditional financial institutions.

The chart below illustrates the year-over-year increases in aggregate revenue less ancillary services from our clients by cohorts that consist of (1) all clients as of December 31, 2017, which we refer to as the pre-2018 cohort, and (2) new clients that we added during the particular year ended December 31 for each year thereafter, which comprise the cohort for that particular year. We believe that this analysis illustrates that our services can continue to provide value to our clients on an ongoing basis and also demonstrates our ability to grow our business with clients over time. A client is included in a particular cohort based on the year in which a client first receives a payment from their customer using our services. We expect cohort revenue less ancillary services will fluctuate from one period to another depending on, among other factors, our ability to increase revenue less ancillary services from our clients within a given cohort and other changes to products and services we offer to such clients. While we believe these cohorts are a fair representation of our overall client base, there is no assurance that they will be representative of any future group of clients or periods.

Our Existing Clients Drive Revenue Growth[1]

Client Cohort Growth
Demonstrated ability to grow clients, repeatedly
Decrease in volume due to COVID
33%
26%
123%
92%
9%
-3%
211%
68%
43%
45%
2021 Cohort
2020 Cohort
2019 Cohort
2018 Cohort
Pre-2018 Cohorts
FY17
FY18
FY19
FY20²
FY21²

[1] Represents revenue less ancillary services [2] Simplee data not included

We have grown rapidly since our founding. We generated revenue of $201.1 million, $131.8 million and $94.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, and incurred net losses of $28.1 million, $11.1 million and $20.1 million, respectively for those same years. In December 2021, we acquired WPM Group Ltd. (WPM), a leading software provider that enables seamless and secure payment experiences for universities and colleges across the U.K. In February 2020, we acquired Simplificare Inc. (Simplee), a provider of healthcare payment and collections software. Pro forma revenue and pro forma net loss for the year ended December 31, 2020, as if our acquisition of Simplee had occurred on January 1, 2020, was $136.3 million and $13.4 million, respectively.

Benefits of the Flywire Advantage to Our Clients and Their Customers

Flywire sits in between our clients, which include educational institutions, hospitals, travel providers, businesses, and their customers: students, patients, travelers, and businesses. We believe this two-sided relationship makes us strategically important for our clients–who rely on us for their complex accounts receivable needs, and for our clients’ customers–who rely on us to deliver their most important payments.

Benefits of the Flywire Advantage to Our Clients

We continuously apply our knowledge and domain expertise in education, healthcare, travel, and B2B payments to expand upon our solutions and meet the specific needs of our clients, while freeing them from cumbersome and legacy financial processes. For our clients, key benefits of our solutions include:

•
Modern customer-focused payment experience. We enable a convenient and secure online payment experience which can be configured by country, currency, client, and vertical. Our personalization engine leverages our data and applies artificial intelligence (AI) and machine learning (ML) to match the payment preferences of our clients’ customers with the right payment options. By streamlining a previously cumbersome and highly-manual process, our clients have the ability to extend transparency to their customers and proactively engage them through their preferred communication methods.
•
Simplify payments complexity. We address complexity in payments by providing our clients with a “one-stop shop” offering, substantially reducing the need to work with and manage multiple disparate vendors and systems. Our clients can experience a seamless workflow from start to finish with end-to-end visibility, from invoice to payment to receipt and reconciliation. This helps accelerate funds flow while streamlining operational expenses.
•
Processing cost savings and enhanced payments yield. We leverage our significant global volume and in-house currency hedging algorithms to mitigate our clients’ risk from currency fluctuation and reduce incremental payment fees, which we believe results in significant cost savings to our clients’ bottom line. Additionally, to optimize affordability for our clients’ customers, we design personalized payment plan offers. By providing a better customer experience, our clients can eliminate time-consuming customer calls and make their operations more efficient. We believe this results in our clients getting paid more quickly and consistently.
•
Ease of integration. Built on open architecture, Flywire integrates with existing systems and technology, allowing clients to consolidate transactions and accounts, automate payment plans and cash management, and optimize processing through aligned billing-related tools. This ease of integration enables our clients to serve their customers better and faster, increasing satisfaction while reducing costs.
•
Trusted expertise and a trusted brand. Our clients and their customers view Flywire as a trusted technology partner. With deep roots in each industry we serve, our thought leadership, guidance, and innovation in our solutions, have built confidence and advocacy in Flywire throughout our clients and their customers around the world. We believe we bring a new level of transparency, efficiency, and value to industries that are traditionally characterized by complex operations and held back by services of legacy providers. Additionally, we believe the strength of our information security and compliance that underpins our solutions is a core differentiator that drives client trust.

Benefits of the Flywire Advantage to Our Clients’ Customers

Our digital-first customer experience is designed to make the process of paying invoices simple. For our clients’ customers, key benefits of our solutions include:

•
Superior and simple payment experiences. Our customer value proposition is simple: we provide a fast and nearly frictionless experience for our clients’ customers’ most important payments. Providing an integrated experience that leverages single sign-on, our clients’ customers can very quickly view real-time account balance updates, receive personalized communication and complete their payments – all as part of a streamlined digital self-service experience. These features can lead to an increase in self-service digital payments and optimized conversion of completed payments.
•
Customer preference. Using Flywire, our clients’ customers can choose their preferred payment method, currency, and communication channel, such as sms, chat, email, text, or phone. We make it possible to accept and settle payments in over 240 countries and territories and in more than 140 currencies, so our clients’ customers can choose the way they pay using local payment methods that they are most comfortable using.
•
Flexible on-demand payment options. We believe we provide favorable and transparent payment plans that can lead to increased engagement and enrollment by our clients’ customers. As a result, our clients’ customers can spread expenses across smaller, easier-to-manage payments. Our payments platform also enables our clients to offer their customers the choice to either front-load payment plans or provide extension options beyond service delivery.
•
Customer confidence. Navigating the world of complex cross-border payments can be overwhelming for our clients’ customers. With our superior customer experience including around the clock multilingual support, we believe that we give customers the confidence that their payments are delivered securely, accurately, and on time.

How Our Flywire Advantage Works

Our clients’ needs extend beyond simple payment processing. Enabling our clients to use enhanced payment functionality to drive business value as well as streamlining and automating their domestic and cross-border payment operations, requires a specialized approach that combines a secure, reliable, and robust suite of payments and software solutions with a seamless customer experience.

To achieve this, we leverage our Flywire Advantage and its three core elements: (i) our next-gen payments platform; (ii) our proprietary global payment network; and (iii) our vertical-specific software backed by our deep industry expertise.

Next-Gen Payments Platform

Our next-gen payments platform is designed for payment processes and experiences that can deliver high-stakes, high-value payments. Through a single connection to our platform, we support the entire lifecycle of a domestic or cross-border transaction across online, mobile or in-person channels. This eliminates the need to work with multiple vendors and payment providers.

For the years ended December 31, 2021 and 2020, we enabled over $13.2 billion and $7.5 billion, respectively in payment volume across multiple payment types, including local bank transfer, credit, debit and other alternative payment methods such as Alipay, Boleto, PayPal / Venmo, and Trustly. The majority of our payment volume is not card related and is completed over our global payment network. This reflects the myriad of payment options enabled by our global payment network that are critical for the larger, more complex payments that we handle.

We designed our next-gen payments platform to be:

•
Integrated. Fully unified and seamlessly connected to a broad range of core operating systems, facilitating easy data capture and compatibility across a broad range of solutions;
•
Flexible. Supports complex workflows and payment experiences for both in-country domestic and cross-border payments; and
•
Secure. Leverages Payment Card Industry-validated Point-to-Point Encryption tokenization and other best-in-class and regulatory-compliant security measures.

By utilizing predictive analytics, ML and AI, we handle the complexities of money movement across borders while providing fast, compliant, and transparent receipt of payments. Our AI and ML enabled fraud detection risk engine has trained against millions of automated clearing House (ACH), check, card, and wire transactions. As a result, the enhanced power of our risk engine enables us to mitigate fraud.

Our comprehensive payments offering enables our clients to provide their customers a choice of cost-effective payment methods, currencies, and terms while enjoying a seamless digital experience. Our offering, supported by Flywire’s security, risk, and compliance monitoring tools, includes:

•
enhanced invoicing, settlement and reconciliation tools that simplify billing and customer payments and better manage cash flow and revenue;
•
end-to-end processing, from authorization to clearing to settlement and reconciliation;
•
turnkey solution for enhanced and secure single sign-on and checkout;
•
recurring, split and flexible payment options, including robust payment plan logic that can be tailored in our vertical-specific implementations; and

•
unified reporting and analytics tools through direct integrations to client back-end infrastructure.

Below is a sample funds flow for a traveler from Australia taking a ski vacation in Japan paying in their local currency and with their preferred method of payment, such as a bank transfer of Australian Dollars to Japanese Yen, without incurring hidden fees, and with exchange rate protection. The illustration shows how our next-gen payments platform can be configured and activated at the client level, and deliver a seamless experience from any country of payment or receipt.

In addition to international expansion, we are accelerating the growth of our in-country domestic accounts receivable business, both by selling new solutions to existing clients and gaining new clients. Many of our clients who successfully use our payments platform to process cross-border payments require a similar solution for in-country domestic payments, which have similar challenges: they are reliant on home-grown or legacy solutions with limited or inflexible capabilities and often require time consuming manual updates. With our payments platform, clients are able to streamline payment processes and offer their customers flexible payment options, without the expense of building their own systems—for both in-country domestic and cross-border transactions.

Proprietary Global Payment Network

Our proprietary global payment network is comprised of global, regional and local banks and technology and payment partners around the world. We believe the extensive global reach and breadth of our network, serving more than 240 countries and territories, provides a strong competitive advantage. Additionally, we have local market knowledge and expertise to enable funds flow in some of the hardest to reach markets. We have also assembled redundant payment rails, wherever possible.

With Flywire’s network, our clients can take advantage of our “local-in / local-out strategy”—providing access to pay-in options, such as local bank transfers, card-based payments, and alternative payment methods, while enabling pay-out capabilities in our clients’ preferred local payment methods.

We believe our receive-side network sets us apart. Flywire clients, no matter the vertical or market they are in, can receive a single daily payment in their preferred currency that aggregates and reconciles all their customer payments made via Flywire from around the globe—across approximately 3,400 geographic corridors for 2021 representing transaction flows between payers and payees. The illustration below shows our top payment corridors, with a scale of connections denoting the relative payment volume originating from the applicable country.

Top Payment Corridors

CANADA
US
MEXICO
BRAZIL
UK
CHINA
INDIA
VIETNAM
KOREA
JAPAN
AU/NZ

2021 Highlights

1,300+ currency pairs
3,400+ geographic corridors
140+ global currencies

(1)
The chart above represents relative payment volume based on the country from which our client’s customer’s payment originates. Revenue is recognized by the entity providing the service. As a result, payment volume by originating geography does not correlate with revenue recognition.

Once our clients are connected to our global payment network, they can leverage an extended range of services and capabilities, including:

•
Transaction routing optimized for cost, risk and compliance management. We leverage the “plug and play” configuration of our global payment network and our proprietary payment-routing engine to analyze costs, currency exchange rates and payment acceptance data. Based on our analytics, we can configure optimal transaction routing that increases authorization rates in a secure and compliant manner, while reducing our processing costs and the costs to our clients’ customers.
•
Local clearing capabilities. Our clients’ customers have the ability to authorize and clear transactions in over 240 countries and territories through our connectivity to banks and major payment networks. Payments are made through direct connections to global, regional and local banks or through relationships with our payments partners including Citigroup Inc. These connections and relationships help us create local clearing hubs which enable our clients and their customers to have a local payments experience.
•
Ecosystem of alternative payment methods. We offer a myriad of alternative payment methods, such as Alipay, Boleto, PayPal / Venmo, and Trustly, to allow customers to choose how they pay. We believe this helps promote greater adoption of our payments platform, higher levels of engagement and satisfaction, and increased value across our ecosystem.
•
Global pay-out. We enable our clients to automate disbursements and seamlessly settle in over 140 currencies via pay-out options including local currency bank deposits. We believe we are able to settle pay-out more quickly given our end-to-end control and visibility of the transaction process.

•
Tailored and scalable regulatory and compliance infrastructure. This foundational element underpins our global payment network. We have fraud and transaction monitoring tools designed to accommodate multiple industry verticals. We combine this with the application of know-your customer (KYC) and anti-money laundering (AML) standards that are tailored to meet the applicable requirements of the jurisdictions where our clients operate. In addition, we leverage our in-depth knowledge of the markets in which we operate to execute tactically while complying with local licensing and regulatory requirements.

Vertical-Specific Software Backed by Deep Industry Expertise

We tailor our software to meet the needs of each vertical market we serve. We do so by leveraging our industry expertise and knowledge to develop a comprehensive view of our clients’ complex business challenges. We learn to “speak our clients’ language” and tailor their invoicing processes and payment options to their specific situations.

We offer deep integration within our clients’ existing apps and workflows for seamless payment acceptance and reconciliation. Our integrations, supported by our application programming interfaces (APIs), include some of the largest and most recognized accounting and enterprise resource planning (ERP) systems, such as Ellucian Company, L.P. in education, Epic Systems Corporation in healthcare, Rezdy Pty Ltd in travel, and Oracle Corporation in B2B payments. Through these integrations, our clients are able to reduce the number of banks and technology and payment providers on which they rely, while achieving faster settlements and lower wire and transaction fees.

Specific features of our vertical-specific software include:

•
Vertical-specific digital workflows. We help our clients automate the accounts receivable process from creation of an invoice, to delivery to the customer, to receipt of funds and synchronization back to their ERP system. In these workflows, we provide enhanced capabilities that improve customer satisfaction and may increase the collectability of amounts owed (e.g., offering patients of a health system the option to create a payment plan if they are unwilling or unable to pay their full amount due in a single payment). We provide timely status updates of financial inflows and outflows by indicating when invoices are delivered, opened, and paid. Our robust reporting tools provide our clients with a real time overview of their business’ payments profile.
•
Integration and synchronization to core and industry specific systems. Our software is designed to automate accounts receivable reconciliation by synchronizing customer transactions with our client’s accounting and ERP systems. Our synchronization capabilities substantially reduce double data-entry and increase efficiency.
•
Real-time access. By leveraging our data, our clients can access real-time invoice and payment status updates, facilitate seamless communication with customers and easily track payments from their customers.
•
Predictive analytics. We have robust predictive analytics capabilities to assess payment transactions across our client base and to intelligently determine the appropriate pricing or payment plans. For example, in healthcare, we have built a personalization engine that enables hospitals and healthcare systems to better predict a patient’s capacity to pay and tailor the payment options they are offered, all in accordance with the hospital’s business rules.

Below is an illustration of how a large hospital client utilizes our software to personalize patient engagement with payment options and billing conversations. We solve capacity to pay for our clients’ customers (with payment plans or other intelligent promotional financing) and we engage with them through their preferred communication methods (e.g., sms, chat, email, text, or phone). In turn, our clients are able to maximize yield on their accounts receivable potential, resulting in higher net payments, lower call volume, lower debt outstanding and most importantly, lower costs and happier patients.

Our Industry

We believe Flywire plays a critical role in helping digitize transactions in traditionally underserved markets, facilitating in-country domestic and cross-border invoicing and payments, automating reconciliation, and providing a seamless experience for our clients’ customers. Our ability to deliver the most important and complex payments both domestically and internationally has become increasingly valued by our clients due to the following trends:

Globalization—and the rise of a “borderless” economy—requires global, cross-border and local payment and regulatory expertise

As the world becomes more connected, it is both easier and harder to do business. Consumers want to make payments across borders with ease and want to have a personalized experience in their language and in their local currency. Businesses are attempting to satisfy this demand, but we believe they often struggle to deliver truly global capabilities. Providing a solution that meets the needs of our global client base extends beyond simple payment processing. Enabling, streamlining, and automating our clients’ in-country domestic and cross-border payment operations requires a specialized approach that combines a secure, reliable, and robust suite of payments and software solutions with a seamless customer experience. We believe we can deliver extensive global reach and bring local market knowledge and expertise to keep up with the rapidly changing payments landscape.

Globalization has also increased the complexity of the regulatory landscape that our clients need to navigate. Consumers and businesses are required to understand and adhere to extensive and often incongruous sets of laws and regulations in both local and cross-border regimes. For example, many countries with significant cross-border flows require distinct paperwork to be collected, validated and recorded as part of currency export compliance for high-value payments. Furthermore, we believe that clients often lack the policies, procedures and systems in order to implement and monitor strict compliance. We believe that the result is often costly and manual review processes, which can also increase the client’s risk of penalties and fines. We endeavor to actively manage the global complexities of regulation for our clients’ payments while implementing innovative solutions intended to make the entire process more efficient and user-friendly.

The shift to software-integrated digital payments is accelerating

As business and consumer transaction expectations shift with digitization, providers of modern payments platforms with industry-specific software have begun to displace legacy systems. Businesses and consumers have come to expect that all payment flows, especially for high-value services, are settled with the same ease as typical e-commerce purchases. Additionally, we believe the COVID-19 pandemic will serve as a catalyst in accelerating digital transaction volumes as customer preferences continue to shift to contactless, online and mobile. We expect these trends will impact all industries and force many businesses to accept new digital payment methods. We believe fully integrated payments and software solutions, including those provided by us, enable businesses to offer seamless payment experiences, minimize friction at the point-of-sale and respond to evolving customer preferences.

Legacy payment and accounts receivable management infrastructure has significant limitations and is ripe for innovation

Even in some of the largest industries in the world, such as education, healthcare, and travel, legacy payment and accounts receivable infrastructure has not evolved to streamline complexities nor enhance efficiency as demanded by organizations or their customers. This legacy infrastructure has the following limitations:

•
Paper-based. The accounts receivable process, from creation of an invoice to delivery to the customer, is most often still dependent on paper. This paper-based workflow not only results in payment flows that are slow, error-prone, and less secure, but is also costly for businesses. Organizations that process substantially all of their accounts receivable by automated or electronic means report half the accounts receivable processing costs of those that do not, according to survey data from the American Productivity and Quality Center (APQC). We digitize and automate the accounts receivable process from start to finish, allowing clients to rely on our solutions and save on their accounts receivable transaction and processing costs.
•
Manual. Legacy workflows require manual input of employees at every stage of the accounts receivable process: from opening an envelope, logging the receipt, getting approvals, cashing the check, to proper accounting and compliance. This repetitive employee engagement significantly slows down payment flows, increases likelihood of error, and is more expensive for businesses. Organizations that automatically generate the vast majority of their invoices reported processing almost twice as many invoices per invoicing full-time equivalent (FTE) compared to those that do not, according to survey data from the APQC. Our clients can easily leverage our solutions for traditional back-office tasks, with less manual labor involved from start to finish.
•
Disparate. Many businesses deal with multiple accounting and reconciliation systems to process a single transaction flow. According to APQC survey data, inefficient processing of receivables requires almost 2.5 times as many FTE resources compared to top-performing organizations for the same dollar volume. Instead of relying on stacks of disparate technology systems that were not built to work together in the context of a seamless experience, our clients can use our solutions to automatically synchronize customer transactions while leveraging their existing IT infrastructure.
•
Lacking functionality and capabilities that drive value. A large number of businesses attempt to use their current accounting or ERP systems for accounts receivable management. These systems often lack functional and analytical capabilities to calibrate and present optimal payment options that could improve customer experience and maximize client yield on their accounts receivable. In contrast, our predictive analytics capabilities provide valuable insights to help drive business decisions and allow our clients to tailor their offerings. For example, our clients can see when a payment plan may be helpful to one of their customers, allowing them or their customers to initiate a payment plan. This insight and functionality can ultimately increase the speed and frequency of collection and improve customer satisfaction.

Accelerating digitization of B2B payments

We believe the B2B payments market remains one of the largest untapped opportunities in the payments industry. For the year ended December 31, 2021, only 51% of invoices were electronic according to Ardent Partners, and more than one-third of B2B / government to business payments were made by cash or check according to Mastercard. Few payments and software companies have end-to-end integrated payments solutions including accounts receivable software, omni-channel offerings, cross-border capabilities and other value-added services. Most often, providers only offer one or two of these capabilities and require clients to employ other piecemeal point solutions. The unique combination of our next-gen payments platform, proprietary global payment network, and vertical-specific software enables us to design and deliver a comprehensive suite of solutions that help our business clients get paid by their customers.

Our Market Opportunity

We believe the trend of digitizing payments is inevitable across all industries. When businesses and consumers make payments, they expect a quick and easy process. On the receiving end, businesses expect to accept payments from different sources and countries, and reconcile them from within one system, but without added complexity or additional costs.

Many industries still lack the digital payments infrastructure that is necessary to meet customer demand and solve operational inefficiencies. For example, the majority of healthcare payments are still made by check. Likewise, in education, budget shortfalls and jobs impacted by the COVID-19 pandemic, along with rising tuition costs, have added financial strain and created collections problems.

These inefficiencies are costly. According to a study by Deloitte, middle-market businesses incur $3.3 trillion in operational costs when reconciling invoices as a result of inadequate legacy solutions, such as disparate file formats and lack of back-office support for automated remittances.

Despite these shortfalls, the demand for domestic and cross-border money movement continues to accelerate and global payments present one of the largest market opportunities. For the primary industries we currently serve, we estimate the current addressable market for our solutions to be approximately $1.7 trillion in global payment volume, including education ($660 billion)(1), healthcare ($500 billion)(2) and travel (approximately $530 billion).(3)

Additionally, our B2B payments offering expands the addressable market for our solutions, which we estimate to be over $10 trillion in addressable B2B payment volume(4). Given Flywire’s existing penetration of key verticals, ability to integrate with a broad range of core systems and continued investments in our next-gen payments platform, proprietary global payment network, and vertical-specific software, we believe we have the opportunity to capture a meaningful share of this payment volume.

Our Growth Strategy

We believe we have a significant opportunity to build on our success and momentum to date. The key elements of our growth strategy include:

Expand Our Client Reach

•
Grow with existing clients. We intend to continue to become a more integral part of our clients’ businesses as the number of our clients’ customers who utilize our solutions increases. Our track record of organic growth with our clients is demonstrated by our three-year average annual net dollar-based retention rate, which was approximately 123% for the years ended December 31, 2019 through December 31, 2021. As our clients transform and digitize their operational workflows, we plan to encourage them to add additional solutions, such as tailored invoicing, payment plans, and eStore marketplace.
•
Continue to win new clients. We plan to expand our sales and marketing efforts to increase brand awareness and highlight the value of our solutions. We believe this will attract new clients to Flywire and as we add more clients, we can accelerate the effects of our flywheel.
•
Increase payments platform monetization. We have the opportunity to offer additional complementary payment services to our clients’ customers in support of our clients’ business goals. We intend to leverage our Flywire Advantage by expanding the number of use cases we can address such as handling payables in education, business invoices in hospitals, and commissions in travel.
•
Expand our solution portfolio. We expect to continue investing in our solution portfolio by expanding the breadth and depth of our payments and software capabilities. For example, over the last year, we introduced various new solutions to help our clients better meet the needs of their customers including pre-service capabilities in healthcare and international payment plans in education.

Expand Our Ecosystem Through Channel Partnerships

While the majority of our clients to date have been acquired by our direct sales team, we expect that continued engagement with channel partners, including financial institutions and providers of enterprise software solutions in our key verticals, will enhance our client acquisition efforts and drive continued growth. We also believe our channel partners, which include consultants specialized in our industry verticals, will help amplify the reach and visibility of our solutions to clients worldwide.

(1)
Based on net household payments to educational institutions in OECD countries in 2020 according to the Organisation for Economic Co-operation and Development and payments made to private education institutions in Southeast Asia in 2015 according to EY Parthenon.
(2)
Based on U.S. out of pocket healthcare spending in 2019 according to the Centers for Medicare & Medicaid Services and cross-border healthcare payments in 2020 according to Patients Without Borders.

(3)
Based on global travel industry revenue in 2020 according to IBISWorld and management’s estimates that approximately 41% of the non-business and professional travel payment volume is addressable by our solutions.
(4)
Based on cross-border B2B inflows revenue in 2020 according to Juniper and management’s estimates that at least 75% of total B2B payment volume is made by medium to large businesses and is potentially addressable by our solutions.

Expand to New Verticals and Geographies

We leverage our Flywire Advantage to scale into new verticals and geographic markets. We have a strong track record of expanding efficiently into new verticals and geographic markets, as we have shown in healthcare, travel, and B2B payments and in the expanded reach of our global payment network. We see a large and significantly underserved opportunity for clients domestically and internationally to benefit from our payments platform, global payment network and vertical-specific software. Additionally, there are other industries, including real estate and government taxes, that we believe are poorly digitized and could benefit from our solutions.

Pursue Strategic and Value-Enhancing Acquisitions

We intend to continue to complement and accelerate our organic growth strategies through acquisitions. We have a successful record of identifying, executing, and integrating acquisitions, and we intend to continue to pursue acquisitions through a highly disciplined approach. We also have the scale to be an attractive and reputable consolidator in the payments markets as evidenced by our ability to retain nearly all of the clients and employees from our UniPay, OnPlan, and Simplee acquisitions. We believe our approach and breadth of experience in integrating culturally-aligned businesses position us to maximize the value we derive from future acquisitions.

Our Flywire Culture and Team

As an organization, our culture is founded on our shared experiences, unique and diverse backgrounds, and belief in our mission to deliver on the most important and complex payments. As a collective team of 665 FlyMates, we strive for excellence as one team, guided by our core values, including:

•
Global collaboration. We believe in teamwork.
•
Authenticity. We never compromise on integrity, honesty, and kindness.
•
Fulfillment. We strive for personal and professional satisfaction.
•
Execution. We accomplish our goals through collective support and accountability.
•
Ambitious innovation. We continuously look to deliver more and new value to all our constituents.
•
Evolved learning. We believe in new challenges and constant growth.

Our leadership team defines our culture and strategy and collectively has decades of experience leading companies through rapid growth at scale. Representing approximately 40 nationalities and spoken languages, our diverse team of FlyMates deliver critical domain expertise and regionally tailored skill sets to our clients 24x7. We believe our team’s relentless client focus and adherence to our shared values are evident in our 2020 NPS of 64, and will continue to define our future success.

Our Business Model

We derive revenue from transactions and platform and usage-based fees. Each new student tuition bill, patient visit, travel journey and business invoice, is an opportunity for us to generate fees.

Our revenue is highly re-occurring in nature due to the mission-critical nature of our solutions that are deeply integrated within our clients’ existing operating workflows and IT infrastructure. We believe the depth and breadth of our solutions help our clients get paid faster and with less friction. This enables us to develop long-standing relationships with our clients, which in turn also drive strong retention and significant cross-selling opportunities.

An Illustration of Our Solution

We simplify domestic and cross-border payment transactions for our clients by eliminating the need to work with disparate vendors for invoicing, global pay-in and pay-out, compliance and risk management and more. Through a single connection to Flywire, we enable our clients to securely accept and reconcile payments and engage with their customers.

The illustrations below depict how Flywire manages both international and domestic payments for a representative education client.

International Payment Example: In the first example below, a Chinese student paying their tuition to a Canadian university experiences a seamless process from start to finish—choosing their preferred payment method and currency. For our client, the accounts receivable process is automated and streamlined from invoice to receipt and to reconciliation and real-time ERP updates. For our cross-border payments, we have short term foreign exchange exposure, typically between one and four days; we leverage our in-house currency hedging algorithms, and enter into non-deliverable forward foreign currency contracts, to mitigate the volatility related to fluctuations in the foreign exchange rates. For additional discussion about our foreign exchange exposure, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk”.

Domestic Payment Example: The example below illustrates the process of offering payment plans to domestic students, which can be set up by either the school or the student.

From the same payments platform, we manage the entire payment process for our clients with the only difference being the type of payment offering selected to meet the needs of their customers, whether that be international or domestic.

Our Go-To-Market Strategy

Our direct sales channel is core to our go-to-market strategy. We believe that regional, vertical, and broader domain expertise, as well as continued client management, are critical to our sales success. Our regional sales teams are located in the United States, Canada, Latin America, Europe, and the Asia Pacific region including Singapore, Japan, and Australia. Our relationship management team augments direct sales capabilities by cultivating existing relationships and identifying cross-sell and up-sell opportunities of additional solutions, contributing to our strong dollar-based net retention rate. We believe that our ability to understand the nuanced pain points of education, healthcare, and travel accounts receivable is a strategic advantage enabling us to gain clients in those verticals, while our broader domain expertise in payments, treasury, and banking is critical to executing on our broader B2B payments expansion.

We focus our sales and marketing efforts on generating leads to develop our sales pipeline, building brand and vertical awareness, scaling our network of partners, and growing our business from our existing client base. Our sales leads primarily come through inbound digital channels including our website, content marketing efforts, lead generation and account-based marketing tactics, virtual events, and industry trade shows and associations.

We typically follow a “land-and-expand” strategy as our clients engage with us on more than one solution as we grow our partnership. For example, in education we have a high success rate expanding beyond solving cross-border payments needs, with clients also adopting our domestic solutions or full-suite enterprise solution. Once our clients experience the depth of our ability to handle their multi-faceted accounts receivable and payments needs, our relationship managers are able to successfully cross-sell and up-sell other solutions, creating a large avenue of revenue generation with minimal incremental acquisition cost.

We also reach clients indirectly through our channel partnerships, integrations with workflow software, and other technology providers. Our channel partners include financial institutions, such as Bank of America Corporation, as well as a number of referral partners such as Tribal Group and Cerner Corporation. Additionally, Flywire has integrations with leading accounting and ERP systems, such as Oracle Corporation, Ellucian Company, L.P., Epic Systems Corporation and Rezdy Pty Ltd.

Our Technology and Architecture

Our unified technology is at the core of our Flywire Advantage. The scale and complexity of the product implementation challenges that we address for our clients and their customers cannot easily be addressed through today’s legacy systems and outdated infrastructure. Instead, it requires our combination of a modern technology stack, cloud-native infrastructure, and investment in product and engineering management talent.

Our engineering approach includes a DevOps culture, microservice architecture, continuous delivery, and the use of containers to enable shorter development lifecycles. We also operate independently-deployable services that are critical to supporting verticals and reliability across operating environments. Our product and engineering leadership team has a long history of payments and payments technology experience, with domain expertise across our verticals.

Our technology stack is comprised of the following:

Payments-as-a-Service

Our next-gen payments platform includes the infrastructure required to support more than just simple money flows:

•
Payment services. Our technology to capture the payment from our clients’ customers.
•
Enabling services. Our proprietary pricing engine, foreign currency exchange hedging infrastructure, and ML technology to manage fraud and AML risk.
•
Transaction processing services. Our routing capabilities enabled by our automated technology to deliver on-time payments to the appropriate destination.

Software-as-a-Service

Our vertical-specific software leverages our payments platform to provide industry specific solutions and deliver “last mile” connectivity to our clients’ operating systems and their customers. Our applications address complex billing and domestic and cross-border payment processes, while delivering a near seamless payment experience. Additionally, our personalization engine, delivered as a software solution and leverages our AI and ML and deep analytics systems.

Public Application Programming Interface (API)

We recently launched a direct public API that sits on top of our payments platform. For organizations of all sizes, from smaller businesses to larger enterprises who want to control the customer experience, we can expose our API for easy integration, significantly reducing the time to realize advantages from the use of our solution. This public API capability significantly enhances our ability to scale and to execute on our growth strategies.

Our technology is designed for speed, resilience and reliability. We believe we demonstrated our ability to scale when we entered the broader B2B market and were able to leverage engineering solutions and APIs in our other verticals, including a native module integrated into NetSuite. Our technology enables us to process transactions in real-time, regardless of origin, destination or amount. For example, in education, our deep, customized integrations within our clients’ systems can lead to the difference between on-time enrollment or missed registrations—a difference that cannot be delivered through batch processes that are not posted instantaneously. We leverage Amazon Web Services (AWS) for our cloud redundancy, and tools such as Site24x7, Pingdom, Cloudflare, and PagerDuty for an uninterrupted experience for our clients.

Our Compliance and Risk Management Foundation

We have a dedicated compliance and risk management function. We have implemented the practices to help us protect our business and assure our clients and payment partners that our processes are compliant and meet or exceed their exacting standards, including advanced and agile practices for risk governance and a monitoring program that leverages key data inputs and software. We have robust AML, suspicious activity reports (SARs) and client KYC procedures. We also devote considerable resources to our data and cyber security. In addition, we possess key certifications across the verticals we serve, which we believe is an important aspect of why our clients choose to work with us. These audit-tested certifications and risk program features, which in many cases apply with specificity to the verticals we serve, include: third party certifications for Service Organization Control 2, Payment Card Industry Data Security Standard (PCI DSS), and Americans with Disabilities Act (ADA) compliance, as well as systems and processes designed to ensure compliance with the General Data Protection Regulation (GDPR) in Europe, the Data Security Law and Personal Information Protection Law in China, the California Consumer Protection Act (CCPA), the Personal Information Protection and Electronic Documents Act in Canada, Family Educational Rights and Privacy Act (FERPA), and Health Insurance Portability and Accountability Act (HIPAA), among others.

Our experienced team, coupled with our advanced technology and software tools, helps us navigate the challenges of global payments in a compliant manner:

•
Local and global regulatory regimes. We believe we are able to react nimbly to global and local regulatory changes that affect our business. For example, we managed potential Brexit implications and were able to obtain additional licensing in Europe so that our critical services to our clients and their customers would not be impacted.

Locally, we often work with licensed and regulated payment service providers (PSPs) to bring more familiar solutions to our clients’ customers and to leverage their regulatory insight. This insight can be a valuable tool to deliver differentiated services to our clients to help them stay in front of laws that may impact their business. For example, in India, we addressed new tax withholding requirements for our clients’ customers and deployed a solution to help with their education-related payments.

•
Currency controls and exemptions. We have developed robust controls to comply with the requirements of handling cross-border payments. For example, in certain jurisdictions where it is required, we are able to help track and prove purpose-driven payments through digital document collection and verification integrated with our clients’ systems.
•
Transaction-level risks. Our payments platform subjects payments to a series of controls, to mitigate the risk of facilitating fraud, money laundering, or transactions subject to sanctions. Payment information, historical activity and user behavior are utilized to identify potentially fraudulent transactions. All payments are monitored for suspicious behavior consistent with money laundering or terrorist financing, and all alerted activity is investigated by our internal team of experienced analysts. We also screen sender and receiver information, along with geolocation data, against relevant international watch lists.

In addition, we have FlyMates in the compliance and risk management function located around the world where we have operations to address the needs of the business in real-time.

Competition

Our primary competition consists of legacy payment methods such as traditional bank wires provided by local, regional and global banks and money transfers from remittance companies. Other competitors include integrated payment providers focused on cross-border payments; B2B payments platforms; and vertical-specific software solutions offered by local niche players.

We believe many legacy payment providers are hindered by limitations such as antiquated technology systems, insufficient solution and service offerings, poor user experiences, and unsatisfactory client and customer support. Our modern technology stack, combined with our innovative and flexible suite of solutions, addresses many of the issues that clients face today, including:

•
friction in client and customer experiences;
•
lack of a scaled global network;

•
limited software and payments offerings;
•
inability to adapt to new technology; and
•
unsophisticated fraud prevention and risk management tools.

We believe that we compete favorably on the basis of these factors.

Intellectual Property

We protect our intellectual property through a combination of trademark, copyright, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. We endeavor to enter into agreements with our employees, consultants and contractors and with parties with whom we do business in order to acquire intellectual property rights developed as a result of service to Flywire, as well as to limit access to and disclosure of our proprietary information.

We actively pursue registration of our trademarks, logos, service marks, trade dress, and domain names in the United States and in other jurisdictions. As of December 31, 2021, we had 106 registered trademarks and trademark applications, and were the registered holder of a variety of U.S. and international domain names.

From time to time, we also incorporate certain intellectual property licensed from third parties. Even if any such third-party technology was not available to us on commercially reasonable terms, we believe that alternative technologies would be available as needed.

For additional information about our intellectual property and associated risks, see the section titled “Risk Factors–If we fail to adequately protect our proprietary rights, our competitive position could be impaired and we may lose valuable assets, generate less revenue and incur costly litigation to protect our rights.”

Regulation and Industry Standards

Various aspects of our business and service areas operate in a quickly evolving regulatory environment, and are subject to U.S. federal, state, and local regulation, as well as regulation outside the United States. Certain of our services also are subject to rules promulgated by various card networks and other authorities, as more fully described below. These descriptions are not exhaustive, and these laws, regulations and rules frequently change, are subject to differing interpretations or enforcement, and are increasing in number.

We are registered as a Money Service Business (MSB) with the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (FinCEN) and are subject to the Bank Secrecy Act of 1970, as amended by the USA PATRIOT Act of 2001, and its implementing regulations, collectively, the BSA, and certain obligations contained therein, including, among other things, certain record-keeping and reporting requirements, and examinations by FinCEN.

The BSA is the primary compendium of U.S. laws and regulations regarding AML and countering the financing of terrorism (CFT). As required under the BSA, we have implemented and continue to expand an AML and CFT program designed to prevent our payments platform from being used to facilitate money laundering, terrorist financing, and other financial crimes. Our program is also designed to prevent our payments platform and global payment network from being used to facilitate business with certain individuals, entities, countries, and territories that are subject to economic or trade sanctions that the U.S. Department of the Treasury’s Office of Foreign Assets Controls (OFAC) and various foreign authorities administer or enforce. Our AML and CFT compliance programs include policies, procedures, and controls that are designed to address these legal and regulatory requirements and to assist in detecting and preventing the use of our payments platform to engage in money laundering or terrorist financing activity. Program elements include, without limitation, the designation of a BSA/AML Officer to oversee the programs, KYC procedures, processes to detect and report suspicious activity, sanctions screening, employee training, annual third-party independent testing, and risk-based procedures for conducting ongoing customer due diligence.

If our compliance programs are found to be deficient, we could lose key relationships with banks, merchant acquirers, and other payment partners on which we rely to carry out our business. Fines, penalties or sanctions for the violation of AML and CFT laws and regulations may be severe and our efforts to remediate issues may be costly, may result in diversion of management and staff time and effort, and may still not guarantee compliance.

Most states in the United States require a license to offer money transmission services. We have taken the position that Flywire’s business to date is exempt from licensure under various state money transmission laws, either expressly as a payment processor or agent of the payee, or pursuant to common law as an agent of the payee. We actively work to evaluate, and if applicable, comply with new license or regulatory requirements as they arise. Although we believe we have defensible arguments in support of our positions under the state money transmission statutes, we have not expressly obtained confirmation of such positions from all of the state banking departments who administer the state money transmission statutes. It is possible that certain state banking departments may determine that our activities are not exempt from licensure. In the past, certain competitors have been found to violate laws and regulations related to money transmission, and they have been subject to fines and other penalties by regulatory authorities. Regulators and third-party auditors have also identified gaps in how similar businesses have implemented AML and CFT programs. The adoption of new money transmitter or MSB statutes, or changes in regulators’ interpretation of existing state and federal money transmitter or MSB statutes or regulations, could subject Flywire to new registration, licensing or other requirements. Any determination that Flywire is in fact required to be licensed under such state money transmission or MSB statutes may require substantial expenditures of time and money and could lead to liability in the nature of penalties or fines, as well as cause us to be required to cease operations in some of the U.S. jurisdictions we serve.

We are in the process of procuring money transmitter licenses (or the statutory equivalent) in those U.S. jurisdictions that require them in order to be able to offer additional business lines in the future. We have procured and maintain money transmitter licenses in 41 U.S. jurisdictions, and actively work to comply with new license requirements as they arise. These licenses subject us, among other things, to record-keeping requirements, reporting requirements, bonding requirements, limitations on the investment of customer funds, and examination by state regulatory agencies. Any actual or perceived failure to comply with legal and regulatory requirements related to our money transmitter licenses may result in, among other things, revocation of required licenses, regulatory or governmental investigations, administrative enforcement actions, civil and criminal liability, and constraints on our ability to continue to operate.

Similar regulatory requirements exist in other markets where we do business. For example, local Flywire entities are licensed as Authorised Payments Institutions in each of the United Kingdom (U.K.) (regulated by the Financial Conduct Authority (FCA)) and Lithuania (regulated by the Bank of Lithuania (BOL)), and Australia (regulated by the Australian Securities & Investments Commission (ASIC)). When serving clients in these regulated markets, we are generally required to implement governance structures, AML and CFT programs and KYC standards that are different from those in the U.S., and which incorporate local or European Economic Area (EEA) requirements. The FCA in particular has been an active regulator, and as a result of Brexit, we were able to both obtain a license from the BOL and continue to serve our EEA clients through the “passporting” principle without any interruption of service. In other non-U.S. markets, we are able to serve clients in locations that either do not require Flywire to obtain a license or pursuant to a specific exemption issued by the applicable regulator.

In addition, several jurisdictions where our clients’ customers reside impose currency export controls (e.g., China and India), taxation at source or other documentation requirements before money can be converted into destination currency and sent abroad. Generally, our local payment partners in these locations will assist in ensuring the customers meet these requirements, but it is often the case that we need to ensure that the Flywire payment experience accommodates the unique and ever-changing regulatory environments where our clients’ customers are located.

There are also a number of U.S. federal and state consumer finance and consumer protection laws that may impact Flywire’s business. States have a myriad of statutes and case law precedent addressing when credit card surcharges or convenience fees may be imposed by third-party service providers and under what circumstances they are prohibited. In addition, Dodd-Frank created the Consumer Financial Protection Bureau (CFPB), which has assumed responsibility for implementing and enforcing most federal consumer financial protection laws and a prohibition on unfair, deceptive and abusive acts and practices. Several of these laws apply to some of Flywire’s clients, and in some cases, Flywire is contractually obligated to ensure its services do not violate these laws, even though Flywire is not directly subject to them. For example, the Truth in Lending Act of 1968 (TILA) is a U.S. federal law that applies to creditors and is designed to promote the informed use of consumer credit. Although Flywire is not in the business of extending credit or charging interest on the payments it helps its clients collect, when Flywire clients extend credit subject to TILA, TILA may require our clients to provide disclosures to their customers about consumer credit terms and costs in a format specified by the CFPB. Our payment installment plan functionality utilized by our clients in healthcare and education often requires that our payment experience accommodate these disclosure obligations that attach to our clients. Our business may also be subject to the Fair Credit Reporting Act (FCRA) which regulates the use and reporting of consumer credit information and imposes disclosure requirements on entities that take adverse action based on information obtained from credit reporting agencies. We could be liable if our practices governed under the FCRA are not in compliance with the FCRA or its regulations.

The Electronic Fund Transfer Act (EFTA) also imposes substantive disclosure and error resolution obligations on entities that facilitate electronic fund transfers and international remittance transfers. We could be liable for violating EFTA if we fail to comply with these requirements when they apply to us. We do not believe other laws that are implemented by the CFPB, including the Equal Credit Opportunity Act and the Fair Debt Collection Practices Act apply to us. If these determinations are wrong, interpretations of these statutes change, or we expand or change our solutions, we may be subject to the restrictions imposed by these laws. Should our business or solutions change in a way that did subject us to the CFPB’s jurisdiction, we would be subject to increased scrutiny of our business and consumer compliance practices.

Separately, the Telephone Consumer Protection Act of 1991 (TCPA) and similar state and federal laws contain extensive rules relating to communication by telephone, such as detailed requirements relating to granting and revocation of consent and “opt-in” or “opt-out” thresholds for receipt of communications, and these requirements are often changing and the subject of high-profile litigation. Our services include features regulated by the TCPA and similar laws (e.g., calls made from automated dialing systems, texts confirming receipt of payment, status updates or due dates, appointment reminders) and we can be liable for penalties, or subject to litigation or contractual indemnification obligations, if we do not comply with them.

Flywire is also required to navigate card network rules and other requirements of self-regulatory organizations, such as ACH payment networks. We rely on our varied network of merchant acquirer relationships to access the payment card networks such as Visa and Mastercard, which enable our acceptance of credit cards and debit cards. We pay fees to our merchant acquirers for such services.

Visa, Mastercard and other card networks set complex and evolving rules and standards with which we must comply—often referred to as “card network rules”. We also have relationships with American Express, Japan Credit Bureau (JCB) and China Unionpay, which impose similar obligations on us. The payment networks and their member financial institutions routinely update, generally expand and modify requirements applicable to merchant acquirers and their customers, including rules regulating data integrity, third-party relationships, merchant chargeback standards and compliance with the PCI DSS. PCI DSS is a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data. Under certain circumstances, we are required to report incidents to the card networks and other authorities within a specified time frame. Any changes in card network rules or standards that increase the cost of doing business or limit our ability to provide processing services to our merchants will adversely affect the operation of our business.

If we or our merchant acquirers fail to comply with the card network rules or other applicable rules and requirements of the card payment networks, Visa or Mastercard or our other card providers could suspend or terminate our registration. Further, our transaction processing capabilities, including with respect to settlement processes, could be delayed or otherwise disrupted, and recurring non-compliance could result in the payment networks seeking to fine us, or suspend or terminate our registrations which allow us to process transactions on their networks, which would make it impossible for us to conduct our business on its current scale.

Under certain circumstances specified in the card network rules, we may be required to submit to periodic audits, self-assessments, or other assessments of our compliance with the PCI DSS. Such activities may reveal that we have failed to comply with the PCI DSS. In addition, even if we comply with the PCI DSS, there is no assurance that we will be protected from a security breach or other cybersecurity incident.

The termination of our registration with the payment networks, or any changes in payment network or issuer rules that limit our ability to provide card payment alternatives to our clients’ customers could have an adverse effect on our payment processing volumes, revenues and operating costs. If we are unable to comply with the requirements applicable to our settlement activities, the payment networks may no longer allow us to provide these services and we would lose a substantial portion of our revenues.

We are also subject to the National Automated Clearing House Association (NACHA) operating rules. NACHA is a self-regulatory organization which administers and facilitates private-sector operating rules for ACH payments and defines the roles and responsibilities of financial institutions and other ACH network participants. The NACHA Rules and Operating Guidelines impose obligations on us and our partner financial institutions particularly when we instruct our partner institutions to debit a third party’s account. These obligations include audit and oversight by the financial institutions and the imposition of mandatory corrective action, including termination, for serious violations. If an audit or self-assessment of PCI DSS or NACHA compliance identifies any deficiencies that we need to remediate, the remediation efforts may distract our management team and other staff and be expensive and time consuming.

Similarly, our ACH sponsor banks have the right to audit our compliance with NACHA’s rules and guidelines and are given wide discretion to approve certain aspects of our business practices. Like the payment networks, NACHA may update its operating rules and guidelines at any time, which could require us to take more costly compliance measures or to develop more complex monitoring systems. The NACHA rules permit transactions to be returned under certain circumstances. If too many of our transactions are returned, our ability to access the ACH system could be impaired by our partner financial institutions. Our partner financial institutions could similarly change their interpretation of NACHA requirements, which could require costly remediation efforts and could prevent us from continuing to provide services through such partner financial institutions until we remediate issues to their satisfaction.

We collect and use a wide variety of information (including personal information) for various purposes in our business, including: (i) to help ensure the integrity of our services, (ii) to meet KYC, transaction monitoring, AML and CFT standards, and (iii) to provide features and functionality to our clients and their customers. This aspect of our business, including the collection, use, disclosure, and protection of personal information we acquire in connection with the use of our services, is subject to numerous laws and regulations in the United States and globally. Regulation and proposed regulation in this area has increased significantly in recent years and is expected to continue to do so.

In addition to numerous privacy and data protection laws already in place, U.S. states are increasingly adopting laws modeled on the GDPR that impose comprehensive privacy and data protection obligations. For example, the CCPA, which became effective on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used, and it imposes other requirements as well. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. Colorado, Virginia and Utah have recently joined California in enacting privacy and data protection legislation that impose additional obligations on businesses related to the collection, storage and utilization of third party information, as well as the reporting of data breaches. All 50 states, Puerto Rico, and the U.S. Virgin Islands (similar to many of the other countries where we do business), have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected individuals, consumer reporting agencies, or governmental agencies. In addition, we are subject to laws in the U.S. and abroad restricting or placing conditions on our ability to collect and utilize certain specific types of information, such as Social Security and driver’s license numbers.

Many of the foreign jurisdictions where we or our customers do business, including the European Union (E.U.), have laws and regulations dealing with the processing of personal information, which in some cases are more restrictive than those in the United States. In addition to regulating the processing of personal information within the relevant jurisdictions, these legal requirements often also apply to the processing of personal information outside these jurisdictions, where there is some specified link to the relevant jurisdiction. For example, Flywire has multiple offices in Europe and serves clients and their customers throughout the E.U., where GDPR went into effect in 2018. The GDPR, which also is the law in Iceland, Norway, Liechtenstein, and—to a large degree—the U.K., has an extensive global reach and imposes robust obligations relating to the processing of personal information, including documentation requirements, greater control for data subjects (e.g., the “right to be forgotten” and data portability), security requirements, notice requirements, restrictions on sharing personal information, data governance obligations, data breach notification requirements, and restrictions on the export of personal information to most other countries. Fines of up to 20 million Euros or up to 4% of the annual global revenue of a noncompliant corporate family, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements, and private claims also are possible.

Recent legal developments have created compliance uncertainty regarding some transfers of personal information from the U.K. and EEA to locations where we or our customers operate or conduct business, including the United States and potentially Singapore. Under the GDPR, such transfers can take place only if certain conditions apply or if certain data transfer mechanisms are in place. In July 2020, the Court of Justice of the E.U. ruled in its “Schrems II” decision (C-311/18), that the Privacy Shield, a transfer mechanism used by thousands of companies to transfer data between those jurisdictions and the United States (and also used by Flywire), was invalid and could no longer be used due to the strength of United States surveillance laws. In September 2020, the Federal Data Protection and Information Commissioner of Switzerland (where the law has a similar restriction on the export of personal information) issued an opinion concluding that the Swiss-U.S. Privacy Shield Framework does not provide an adequate level of protection for data transfers from Switzerland to the United States pursuant to Switzerland’s Federal Act on Data Protection. We and our customers continue to use alternative transfer strategies including the European Commission’s Standard Contractual Clauses (SCCs) while the authorities interpret the Schrems II decision and the validity of alternative data transfer mechanisms. The SCCs, though previously approved by the European Commission, have faced challenges in European courts (including being called into question in the Schrems II decision), and may be further challenged, suspended or invalidated for transfers to some or all countries. For example, guidance regarding Schrems II issued by the European Data Protection Board (which is comprised of representatives from every E.U. member state’s top data protection authority) have cast serious doubt on the validity of SCCs for most transfers of personal information to the United States. The Schrems II decision and related enforcement actions or other legal developments in this area could subject us to negative financial consequences, such as fines, penalties, loss of customers, and the need to engage in costly restructuring of our business and IT operations and restructuring of our relationships with service providers and other partners.

In Asia, there has been an increase in both regulation and enforcement of privacy laws. The Act on Protection of Personal Information originally enacted in June 2020 by the Japanese government, was amended and will come into effect on April 1, 2022 (Amended APPI). Since the passage of the Amended APPI, a number of implementing regulations and supporting documents have been released, addressing the requirements for transferring personal data outside Japan, notifying security breaches and creating pseudonymous information exempt from certain obligations under the Amended APPI.

China passed its new Data Security Law (DSL) in June 2021 and its new Personal Information Protection Law (PIPL) in August 2021. Both new laws impact every business operating in or doing business with China, coupling extensive obligations with respect to the processing of all types of data, with potentially significant penalties for noncompliance. With the promulgation of the DSL and PIPL, China has tightened up regulation on collection, processing, sharing and cross-border transfer of personal data and important data such as financial data. The new data security regime has an extraterritorial effect and imposes additional compliance obligations with respect to processing (in and outside China) of personal data of Chinese individuals and other data which may be viewed sensitive or important. These regulations apply not only to our client’s payers who are Chinese nationals (such as students seeking to study abroad) but also China-based employees as well as third party business partners.

We have taken steps to address compliance obligations that apply to us under the Amended APPI, the DSL and PIPL but cannot assure you that such steps will be effective, and we may face the risk of increased costs, liability and loss of business.

There are also regulations that require that access to websites be safe and accessible for people with disabilities. The ADA contains certain standards (most commonly referred to as Section 508 Standards) that apply to federal government websites as well as to websites that may be provided by institutions that are recipients of federal funding. Many of our clients (principally higher education clients in the U.S.) receive support from U.S. federal agencies, and require that our payment experience be accessible and conform to the Section 508 Standards and the World Wide Web Consortium (W3C) Web Content Accessibility Guidelines 2.0 Level AA. Our payment experience is ADA-compliant, and we arrange for third-party audits to ensure that we continually conform to these standards. As we modify our user interface to improve or add features and functionality to our payment experience, we must continue to account for ADA compliance when required.

Human Capital and Employees

As of December 31, 2021, we had 665 full-time employees. We also engage part-time and temporary employees, as well as consultants as needed to support our operations. As an organization, our culture is founded on our shared experiences, unique and diverse backgrounds, and belief in our mission to deliver on the most important and complex payments. We strive for excellence as one team, guided by our core values, including, global collaboration, authenticity, fulfillment, execution, ambitious innovation and evolved learning. Representing approximately 40 nationalities and spoken languages, our diverse team of FlyMates deliver critical domain expertise and regionally tailored skill sets to our clients 24x7. Our leadership team defines our culture and strategy and collectively has decades of experience leading companies through rapid growth at scale.

None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Corporate Information

We were initially formed in July 2009 as peerTransfer Corporation, a Delaware corporation. We changed our name to Flywire Corporation in December 2016. Our principal executive offices are located at 141 Tremont St., #10, Boston, MA 02111. Our telephone number is (617) 329-4524. Our internet address is www.flywire.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K. We have included our website address as an inactive textual reference only.

Flywire, the Flywire logo, and other registered or common law trade names, trademarks, or service marks of Flywire appearing in this Annual Report on Form 10-K are the property of Flywire. This Annual Report on Form 10-K contains additional trade names, trademarks, and service marks of ours and of other companies. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us, by these other companies. Other trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders. Solely for convenience, our trademarks and tradenames referred to in this Annual Report on Form 10-K appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks and tradenames.

Available Information

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding whether to invest in shares of our common stock, you should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, liquidity, operating results, and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. See “Special Note Regarding Forward-Looking Statements.”

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
•
Efforts to attract new clients may be unsuccessful.
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
•
We may be unable to enter or expand into new verticals, including our relatively new B2B payment vertical.
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
•
We are subject to governmental laws and requirements regarding economic and trade sanctions, AML, CFT and those applicable to a MSB.
•
We are subject to governmental regulation and other legal obligations, particularly those related to privacy, data protection, information security, anti-corruption, anti-bribery, and similar laws.

Risks Related to Being a Public Company

•
We may fail to develop and maintain proper effective internal control over financial reporting.
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

We were incorporated in 2009 and have experienced net losses from our operations since inception. We generated net losses of $28.1 million, $11.1 million and $20.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. In addition, as of December 31, 2021, we had an accumulated deficit of $125.9 million. We have experienced significant revenue growth in recent periods and we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our solutions, including introducing new functionality, and to expand our marketing programs and sales teams to drive new client adoption, expand strategic partner integrations, and support international and industry expansion. Our operating results are also impacted by the mix of our revenue generated from our different revenue sources, which include transaction revenue and platform and usage-based fee revenue. Changes in our revenue mix from quarter to quarter, including those derived from cross-border or domestic currency transactions, will impact our margins, and we may not be able to grow our revenue margin adequately to achieve or sustain profitability. In addition, the mix of payment methods utilized by our clients’ customers may have an impact on our margins given that our costs associated with certain payment methods, such as credit cards, are higher than other payment methods accepted by our solutions, such as bank transfers. We will also face increased compliance and security costs associated with growth, the expansion of our client base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

If the assumptions we use to plan our business are incorrect or change in reaction to changes in our markets, or if we are unable to maintain consistent revenue or revenue growth, it may be difficult to achieve and maintain profitability. Our revenue from any prior quarterly or annual periods should not be relied upon as an indication of our future revenue or revenue growth or growth in volume of payments processed.

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
•
acquisitions or strategic investments;
•
regulatory compliance and risk management; and
•
general administration, including increased insurance, legal and accounting expenses associated with being a public company.

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

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this section titled “Risk Factors”, our business and operating results will be adversely affected.

If we are unable to retain our current clients, attract new clients and increase the number of our clients’ customers that use our solutions or sell additional functionality to our clients, our revenue growth and operating results will be adversely affected.

To increase our revenue, in addition to acquiring new clients, we must continue to retain existing clients, increase the volume of payments made by our clients’ customers and sell additional functionality to our clients. We expect to derive a significant portion of our revenue from renewal of existing clients’ contracts and sales of additional features and solutions to existing clients. As the market for our solutions matures, solutions evolve, and competitors introduce lower cost or differentiated products or services that are perceived to compete with our solutions, our ability to attract (and our clients’ ability to attract) new customers and maintain our current client base and clients’ customer usage could be hindered. As a result, we may be unable to retain existing clients or increase the usage of our solutions by them or their customers, which would have an adverse effect on our business, revenue, gross margins, and other operating results, and accordingly, on the trading price of our common stock.

As the market for our solutions matures, or as new or existing competitors introduce new products or services that compete with our solutions, we may experience pricing pressure. This competition and pricing pressure could have an adverse effect on our ability to retain existing clients or attract new clients at prices that are consistent with our pricing model, operating budget and expected operating margins. In particular, it has become more common in the education sector for competitors to offer generous revenue sharing arrangements for clients we target. Our business could be adversely affected if clients or their customers perceive that features incorporated into alternative products reduce the need for our solutions or if they prefer to use competitive services. If we are unable to attract new clients and increase the number of our clients’ customers that use our solutions, our revenue growth and operating results will be adversely affected. Further, in an effort to attract new clients and increase usage by their customers, we may need to offer simpler, lower-priced payment options, which may reduce our revenue.

Our ability to sell additional functionality to our existing clients may require more sophisticated and costly sales efforts, especially for our larger clients with more senior management and established accounts receivable solutions. Similarly, the rate at which our clients deploy additional solutions from us depends on several factors, including general economic conditions, the availability of client technical personnel to implement our solutions, and the pricing of additional functionality. If our efforts to sell additional functionality to our clients are not successful, our business and growth prospects would suffer.

Contracts with our clients generally have a stated initial term of three years, are not subject to termination for convenience and automatically renew for one-year subsequent terms. Our clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue. If our clients fail to renew their contracts, renew their contracts upon terms less favorable to us or at lower fee levels or fail to purchase new solutions from us, our revenue may decline or our future revenue growth may be constrained. Should any of our clients terminate their relationship with us after implementation has begun, we would not only lose our time, effort and resources invested in such implementation, but we would also have lost the opportunity to leverage those resources to build a relationship with other clients over that same period of time.

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

Our operating results have varied in the past and are expected to continue to do so in the future. In addition to other risk factors listed in this section titled “Risk Factors”, factors that may affect our quarterly operating results, business and financial condition include the following:

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
•
the seasonality of our business;
•
failure to successfully manage or integrate any acquisitions, including our acquisition of Simplee and recent acquisition of WPM;
•
the outcome or publicity surrounding any pending or threatened lawsuits;
•
general economic and political conditions in our domestic and international markets;

•
unexpected events, including those resulting from climate change or geopolitical events; and
•
the continuing effects of the COVID-19 pandemic and the responses thereto.

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

The global impacts of the COVID-19 pandemic and related government actions taken to reduce the spread of the virus, including the variants of the virus, have significantly increased economic uncertainty and reduced economic activity. The pandemic has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns that began in the second quarter of fiscal year 2020.

In addition, the spread of COVID-19 has caused us to modify our business practices, including restricting employee travel, implementing office closures, having our employees, who we call FlyMates, work remotely and cancelling physical participation in meetings, events and conferences. We may take further actions in response to the continuing effects of the global pandemic as may be required by government authorities or as we determine are in the best interests of our FlyMates, clients and business partners. This has caused us to make modifications to some of our planned activities and has impacted some of our business development and marketing initiatives.

During the year ended December 31, 2020, we experienced periods of reduced payment volume in some of the industries we serve, including travel and education. Cross-border payment volumes were heavily impacted by the decline in travel as a result of the COVID-19 pandemic. During the year ended December 31, 2021 we observed a recovery in payment volumes in the industries we serve, including travel and education. The introduction of COVID-19 vaccines allowed for reopening of many higher education institutions to foreign students, and borders began to open for travel. The emergence of variants (most notably Delta and Omicron) and sub-variants has periodically slowed the reopening, and we will monitor new strains of COVID-19 as they are discovered. International cross-border transaction revenue represents a significant part of our revenue; international regulations and restrictions that inhibit cross-border travel and relocation of international students have had and may continue to have a material impact on our business. In addition, we may experience financial losses due to a number of operational factors, including:

•
third party disruptions, including potential outages at network providers and other suppliers;
•
supply chain impacts, including shortages of goods, raw materials or delays in shipment;
•
challenges to the availability and reliability of our network due to changes to normal operations, including the possibility of one or more clusters of COVID-19 cases occurring at our suppliers’ data centers, affecting our FlyMates, or affecting the systems or employees of our clients or business partners;
•
increased cyber and payment fraud risk related to the COVID-19 pandemic, as cybercriminals attempt DDoS related attacks, phishing scams and other disruptive actions, given the shift to online banking, e-commerce and other online activity, as well as more employees working remotely as a result of the pandemic; and
•
additional regulatory requirements, including, for example, government initiatives or requests to reduce or eliminate payment fees or other costs.

We adopted measures to modify our business practices and reduce operating expenses during the first half of 2020 in response to the COVID-19 pandemic, including a reduction in our workforce, delaying hiring plans, restricting travel, lowering marketing spend and the use of external resources. These measures, while in effect, may have slowed our growth. Although we began increasing our operating expenses since such time, the impact from the COVID-19 pandemic on our business, results of operations and financial condition in the longer term remains difficult to predict.

Our offices are currently open for optional use by FlyMates, in some instances at limited capacity, as allowed under national, state and local orders. While we have implemented what we believe to be a comprehensive protocol to ensure the safety and wellbeing of employees returning to the office, including as required health screenings, physical changes to our floor layout, periodic testing and required proper personal protection equipment, these protocols may not be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

Our clients and their customers who are affected by the ongoing COVID-19 pandemic may continue to demonstrate changed behavior even after the COVID-19 outbreak has subsided. For example, colleges and universities may continue to rely on virtual courses as students may be hesitant to return to full social interaction, and we may continue to see reduced payment volume as economic worries continue, all of which may have adverse implications for our business. In addition, many of our clients who have historically depended upon a steady flow of international students (e.g., language schools) may have curtailed or suspended operations, or permanently closed. In our business model, we function as a merchant of record in connection with the receipt of payments by our clients’ customers, which subjects us to chargeback risk in the event a client’s customer cancels or otherwise does not receive the services for which such customer paid. Although our client contracts allow us to pass such chargeback risk to our client, if the client has gone out of business, we may be unable to collect on the chargeback and will bear the economic loss, which will negatively impact our business.

As a result, we may continue to experience materially adverse impacts to our business as a result of the global economic impact of the COVID-19 pandemic, including lower domestic and cross border spending trends, the availability of credit, adverse impacts on our liquidity, and any recessionary conditions that persist, and exacerbate many of the other known risks described in this section titled “Risk Factors”.

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

Our business depends on our ability to satisfy our clients and their customers with respect to our solutions as well as the services that are performed to help our clients and their customers use the features and functions of our solutions. Services are usually performed by us, and are also on occasion provided together with a third-party partner. If our clients or their customers are not satisfied with the functionality of our solutions or the services that we or a third-party partner provide, such dissatisfaction could damage our ability to retain our current clients or expand our clients’ or their customers’ use of our solutions. In addition, any negative publicity and reviews that we may receive which is related to our client relationships may further damage our business and may invite enhanced regulatory scrutiny at the federal and state level in the United States as well as internationally.

Our financial and operating results are subject to seasonality and cyclicality.

Our financial and operating results are subject to seasonal trends. For example, the volume of education tuition processed typically increases in the northern hemisphere during the summer and early fall months, as well as at year end, as students and their families seek to pay tuition costs for the fall semester, the spring semester, or the entire academic year, respectively. We expect this seasonality of education tuition processing to continue and expect it to impact the amount of processing fees that we earn and the level of expenses we incur to generate tuition payment volume and process the higher volume activity in a particular fiscal quarter. During the COVID-19 pandemic, we initially observed an increasing trend of education institutions delaying tuition invoicing or extending dates for payment due to uncertainties in the academic calendar, on-campus classes or remote learning planning, as well as relief being offered to families experiencing financial challenges. However, with the increase in availability of vaccines, educational institutions have, for the most part, returned to their normal billing cycles and payment due dates. Many higher education institutions are mandating full vaccination to promote normal operations and allowing students from abroad to return to their facilities. Similarly, subsectors of our travel client portfolio will experience increased seasonality as many of our travel clients depend upon advance planning for vacation or holiday travel, which has been hampered by the ongoing COVID-19 pandemic and related governmental and regulatory responses.

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

To grow our business, we will need to maintain and expand our network of global, regional and local banking partners. Our proprietary network of strategic relationships with global, regional and local banking partners is a material asset to our business, which took more than a decade to build. Establishing our strategic partner relationships, particularly with our banking partners entails extensive and highly specific efforts, with little predictability and various ancillary requirements. These partners and suppliers have contractual and regulatory requirements and conditions that we must satisfy and continue to comply with in order to continue and grow the relationships. For example, our financial institution partners generally require us to submit to an exhaustive security audit including adherence to AML policies and KYC procedures. If we are not able to comply with those obligations or if our agreements with our banking partners or our network partners are terminated for any reason, we could experience service interruptions as well as delays and additional expenses in arranging new services, potentially interfering with our existing client relationships or making us less attractive to potential new clients.

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

We have established relationships with a number of other companies, including financial institutions, processors, other financial services suppliers, channel sales partners, providers of electronic health records (EHR) services, implementation partners, technology and cloud-based hosting providers, and others. In order to grow our business, we will need to continue to establish and maintain relationships with these types of third parties, and negotiating and documenting relationships with them requires significant time and resources. Our competitors may be more effective in providing incentives to third parties to favor their products or services. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results could suffer. Even if our strategic relationships are successful, we cannot assure you that these relationships will result in increased client usage of our solutions or increased revenues.

The markets in which we participate are competitive, and if we do not compete effectively, our operating results could be harmed.

The market for payments solutions is fragmented, competitive, and constantly evolving. Our competitors range from legacy payment methods, such as traditional bank wires, to integrated payment providers that focus on cross-border payments. With the introduction of new technologies and market entrants, we expect that the competitive environment will remain intense going forward. Our competitors that offer legacy payment methods or integrated cross-border payment platforms may develop products that compete with ours. Financial institutions that choose to enter into and compete in our market may have the operating flexibility to bundle competing solutions with other offerings, including offering them at a lower price or for no additional cost to clients as part of a larger sale. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships, or strategic relationships. Many of our domestic and foreign competitors have greater resources, experience or more developed customer relationships than we do. For example, foreign competitors may seek to leverage local or common language relationships to cater to potential customers of our clients. There are new market entrants with innovative revenue sharing and other pricing arrangements that are able to attract customers that we compete to serve. Our competitors vary in size, breadth, and scope of the solutions offered. Some of our competitors and potential competitors have greater name recognition, longer operating histories, more established client relationships, larger marketing budgets, and greater resources than us. Our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, and client requirements. For example, an existing competitor or new entrant could introduce new technology that reduces demand for our solutions.

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

We are reliant on our education clients, including colleges, universities and other education-related organizations that include language schools, boarding schools, summer programs, and others, to drive enrollment at their schools and maintain tuition costs. Factors outside of our control will affect enrollments and tuition costs, including the following:

•
Reduced enrollment in higher education due to lack of funding, increases to cost of attendance or other inflationary pressure. Significant reductions in student funding, through grants or loans, may reduce enrollments and decrease the payment volume we process. Potential students may also be deterred by increases in the cost of attendance.
•
Government supported institutions may experience losses or reduction in public funding. Many of our clients rely considerably upon public funding or support, which may not always be available due to budget constraints.
•
Changing perceptions about in-person classes. Students may reject the opportunity to attend courses in person, when online or virtual classes are offered as an option, due to growing familiarity and perceived convenience of remote learning, the ongoing COVID-19 pandemic or a lower price point for online classes.
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

Our success depends on providing high-quality payment solutions that healthcare clients use to improve their financial and operational performance, allowing them to collect payments and enhance their revenue lifecycle management objectives. If we cannot adapt to rapidly evolving industry standards and technology and increasingly sophisticated and varied healthcare client and customer payment needs, our existing technology could become undesirable, obsolete or harm our reputation. We must continue to invest significant resources in our personnel and technology in a timely and cost-effective manner in order to enhance our existing solutions and introduce new high-quality solutions that existing clients and potential new clients will want. Our operating results would also suffer if our innovations are not responsive to the needs of our existing clients or potential new clients, are not appropriately timed with market opportunity, are not effectively brought to market or significantly increase our operating costs. If our new or modified product and service innovations are not responsive to the preferences of healthcare clients and their customers, emerging industry standards or regulatory changes, are not appropriately timed with market opportunity or are not effectively brought to market, we may lose existing clients or be unable to obtain new clients and our results of operations may suffer.

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

Finally, our competitors, including major EHR providers, may have the ability to devote more financial and operational resources than we can to developing new technologies and services, including services that provide improved operating functionality, and adding features to their existing service offerings. Relationships with companies in the EHR space and business focused on revenue lifecycle management are critical to leverage if we are to add to our healthcare customer portfolio. Many of these companies may offer products and services similar to ours. If successful, their development efforts could render our solutions less desirable, resulting in the loss of our existing clients or a reduction in the fees we generate from our solutions.

Our business serving clients in the travel sector may be sensitive to events affecting the travel industry in general.

Events like regional or larger scale conflicts, war or other military conflict, including an escalation of the conflict between Russia and Ukraine, terrorist attacks, mass shooting incidents, natural disasters, such as hurricanes, earthquakes, fires, droughts, floods and volcanic activity, and travel-related health events, such as the COVID-19 pandemic, have a negative impact on the travel industry and affect travelers’ behavior by limiting their ability or willingness to visit certain locations. We are not in a position to evaluate the net effect of these circumstances on our business as these events are largely unpredictable; however, we believe there has been negative impact to our business due to such events. Furthermore, in the longer term, our business might be negatively affected by financial pressures on or changes to the travel industry. For example, certain jurisdictions, particularly in Europe, are considering regulations intended to address the issue of “overtourism” including by restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas, such as by restricting construction of new hotels or the renting of homes or apartments. Such regulations could adversely affect travel and the volume of travel related payments that we process for our clients. The United States has implemented or proposed, or is considering, various travel restrictions and actions that could affect U.S. trade policy or practices, which could also adversely affect travel to or from the United States. If such events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business. The payment volume and resulting revenue from our travel vertical represents, and is expected for the foreseeable future to represent, less than 10% of our total payment volume and revenue. Because we seek to grow the payment volume and the revenue from this vertical in the future, failure to grow our payment volume and resulting revenue from this industry, may have an adverse effect on our business, operating results and financial condition.

In addition, the U.K’s withdrawal from the E.U. (Brexit), including uncertainty, delays or practical difficulties in the implementation of Brexit, could continue to lead to economic uncertainty, sluggish growth or economic retraction, and have a negative impact on the travel industry and our European business. The U.K. could lose access to the single E.U. market, travel between the U.K and E.U. countries could be restricted, and we could face new regulatory costs and challenges, the scope of which is presently unknown.

With respect to the COVID-19 pandemic specifically, our 2020 financial results related to serving our existing travel clients and growing our client base in the travel sector were negatively impacted. During the year ended December 31, 2021, we witnessed recoveries in our financial results and growth in revenue and payment volumes in our travel payment vertical. While improvements have been noted, we are still experiencing impacts to our travel clients. We expect the continued effects of the COVID-19 pandemic, including the emergence and spread of variants or sub-variants of COVID-19, will continue to negatively impact our business into 2022, but the extent and duration of such impact in the long term is largely uncertain as it is dependent on future developments that cannot be accurately predicted at this time, including but not limited to the severity and transmission rate of the virus, global availability of vaccines and administration of vaccination, the rate of “herd immunity” and the extent and effectiveness of containment actions taken, including mobility restrictions, and the impact of these and other factors on travel behavior.

If we are unable to enter or expand new client verticals, including our relatively new B2B payment vertical, or if our solutions for any new vertical fail to achieve market acceptance, our operating results could be adversely affected and we may be required to reconsider our growth strategy.

Our growth strategy is influenced, in part, on our ability to expand into new client verticals, including our relatively new B2B payment vertical. The B2B payment vertical represents a relatively new market for us, and we have limited prior experience with the key ERP platforms that are critical to the B2B payment vertical. Accordingly, our lack of experience in the B2B payment vertical and with the key ERP platforms may result in operational difficulties, which could cause a delay or failure to integrate and realize the benefits of entering into this vertical. In addition, B2B payments carry a higher risk profile than education or healthcare receivables, and we will be required to devote more resources to manage the increased risk inherent in these payments. The payment volume and resulting revenue from our B2B payment vertical represents, and is expected for the foreseeable future to represent, less than 10% of our total payment volume and revenue. We expect both the payment volume and the revenue from this vertical to grow over time. As such, failure to grow our payment volume and resulting revenue from our B2B payment vertical may have an adverse effect on our business, operating results and financial condition.

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

For the year ended December 31, 2021, we processed over $13.2 billion in payments on our solutions, compared to approximately $7.5 billion for the year ended December 31, 2020. For the year ended December 31, 2020, we processed over $7.5 billion in payments on our solutions, compared to approximately $5.8 billion for the year ended December 31, 2019. We have grown rapidly and seek to continue to grow, and our business is subject to the risk of financial losses as a result of chargebacks for client-related losses, credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors in our solutions. As a provider of accounts receivable and other payment solutions, we enable the transfer of funds to our clients from their customers. Software errors in our solutions and operational errors by our FlyMates and business partners may also expose us to losses.

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

We are responsible for data security for ourselves and for third parties with whom we partner and under the rules and regulations established by the payment networks, such as Visa, Mastercard and American Express, and debit card networks and by industry regulations and standards that may be promulgated by organizations such as NACHA, which manages the governance of the ACH network in the United States. These third parties include our distribution partners and other third-party service providers and agents. We and other third parties collect, process, store and/or transmit personal and sensitive data, such as names, addresses, social security numbers, credit or debit card numbers and expiration dates, driver’s license numbers and bank account numbers. We have ultimate liability to the payment networks and to our customers for our failure or the failure of third parties with whom we contract to protect this data in accordance with PCI DSS and network requirements. The loss, destruction or unauthorized modification or disclosure of merchant or cardholder data by us or our contracted third parties could result in significant fines, sanctions and proceedings or actions against us by the payment networks, governmental entities, clients, client customers or others and damage our reputation.

Similarly, there are existing regulatory regimes designed to protect the privacy of categories of personal or otherwise sensitive data. Relevant U.S. federal privacy laws include the FERPA, the Gramm-Leach-Bliley Act (GLBA), and HIPAA. We also are subject to stringent contractual obligations relating to the handling of such data, including obligations that are more restrictive than legally required. For example, under HIPAA, the information we collect during the payment experience may include protected health Information (PHI), and as such, we are considered a “business associate” of the U.S. healthcare clients we serve, and we are required to enter into a business associate agreement (BAA) with these clients. The BAAs largely mirror some of the statutory obligations contained in HIPAA, but many contain additional contractual undertakings that give these clients additional remedies in the event of a breach of our obligations to protect the confidentiality of the client’s PHI or otherwise meet our contractual obligations. Privacy laws impose a variety of compliance burdens on us and our clients, such as requiring notice to individuals of privacy practices, providing individuals with certain rights to prevent the use and disclosure of protected information, and also imposing requirements for safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Privacy laws grant audit rights to our regulators and those of our clients. Any unauthorized disclosure of PHI or other data we are obligated to protect by regulation or contract could result in significant fines, sanctions, or requirements to take corrective action that could materially adversely affect our reputation and business.

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

Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Providers of payment and accounts receivable software have frequently been targeted by such attacks and due to the war in the Ukraine and continued political uncertainty involving Russia and Ukraine and potentially other regions of Europe, there is an increased likelihood that escalation of tensions could result in cyber-attacks that could either directly or indirectly impact our operations. Because of this, we face additional cybersecurity challenges, including threats to our own IT infrastructure or those of our clients, our customers’ clients, and/or third-party providers, that may take a variety of forms ranging from stolen bank accounts, business email compromise, client employee fraud, account takeover, or check fraud, to “mega breaches” targeted against payment and accounts receivable software, which could be initiated by individual or groups of hackers or sophisticated cyber criminals using any of the methods described above. A cybersecurity incident or breach could result in disclosure of confidential information and intellectual property, or cause production downtimes and compromised data. We have in the past experienced cybersecurity incidents of limited scale, and we may in the future experience other data security incidents or breaches affecting personally identifiable information or other confidential business information. We may be unable to anticipate or prevent techniques used in the future to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. As we increase our client base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our clients’ (or our clients’ customers’) data.

Additionally, it is also possible that unauthorized access to sensitive customer and business data may be obtained through inadequate use of security controls by our customers, suppliers or other vendors. While we are still not currently aware of any impact that the SolarWinds supply chain attack had on our business, this is a relatively recent event, and the scope of the attack is still undetermined. Therefore, there is residual risk that we could experience a security breach arising from the SolarWinds supply chain attack.

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

Our software provides payment facilitation solutions for a large number of our clients and their customers. We are responsible for performing KYC reviews of our clients, sanctions screening their customers, and monitoring transactions for fraud. We have been and may continue to be targeted by parties who seek to commit acts of financial fraud using techniques such as stolen identities and bank accounts, compromised business email accounts, employee or insider fraud, account takeover, false applications, and fake invoicing. We may suffer losses from acts of financial fraud committed by our clients, our clients’ customers and purported customers, our employees and payment partners or third parties.

The techniques used to perpetrate fraud are continually evolving and we may not be able to identify all risks created by new solutions or functionality. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Furthermore, our risk management policies, procedures, techniques, and processes may contain errors or our employees or agents may commit mistakes or errors in judgment as a result of which we may suffer large financial losses. The software-driven and highly automated nature of our solutions could enable criminals and those committing fraud to steal significant amounts of money accessing our solutions. As greater numbers of our clients' customers use our solutions, and we serve clients in industries that are at higher risk for fraudulent activity, our exposure to material risk losses from a single client, or from a small number of clients, will increase. In addition, our clients or their customers may suffer losses from acts of financial fraud by third parties posing as us through account takeover, credential harvesting, use of stolen identities and various other techniques, which could harm our reputation, consume significant time of our compliance, security and client relations teams to investigate and remediate, or prompt us to reimburse our clients for such losses in order to maintain client business relationships.

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

A majority of the total payment volume we have historically processed is cross-border payments denominated in many foreign currencies, which subjects us to foreign currency risk. The strengthening or weakening of the U.S. dollar versus these foreign currencies impacts the translation of our net revenues generated in these foreign currencies into the U.S. dollar. In connection with providing our solutions in multiple currencies, we may face financial exposure if we are unable to implement appropriate hedging strategies, negotiate beneficial foreign exchange rates, or as a result of fluctuations in foreign exchange rates between the times that we set them. We also have foreign exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. We also incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies, including the recent depreciation of the Russian ruble, could result in the dollar equivalent of our expenses being higher which may not be offset by additional revenue earned in the local currency. This could have a negative impact on our reported results of operations.

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

The success of any new product and service, or any enhancements or modifications to existing solutions, depends on several factors, including the timely completion, introduction, and market acceptance of such solutions, enhancements, and modifications. Our engineering and software development teams operate in different locations across the globe (including teams in Valencia, Spain, Cluj, Romania, Chicago and Tel Aviv, Israel), which can create logistical challenges. If we are unable to effectively coordinate with our global technology and development teams to enhance our solutions, add new payment methods or develop new solutions that keep pace with technological and regulatory changes to achieve market acceptance, or if new technologies emerge that are able to deliver competitive solutions that are more effective, secure, convenient or cost effective than our solutions, our business, operating results, and financial condition would be adversely affected. Furthermore, modifications to our existing solutions or technology will increase our technology and development expenses. Any failure of our solutions to operate effectively with existing or future network solutions and technologies could reduce the demand for our solutions, result in clients or clients' customer dissatisfaction and adversely affect our business.

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

Our solutions integrate with ERP systems, such as Ellucian Company, L.P. in education, Epic Systems Corporation in healthcare, Rezdy Pty Ltd in travel and Oracle Corporation in B2B payments. We automatically synchronize suppliers, clients, client customers, invoices, and payment transactions between our solutions and these systems. This two-way sync eliminates duplicate data entry and provides the basis for managing cash-flow through an integrated solution for accounts receivable, and payments.

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

We believe that further developing, maintaining and enhancing our brand domestically and on a global basis is important to support the marketing and sale of our existing and future solutions to new clients and to attracting additional and strategic partners. Successfully further developing, maintaining and enhancing our brand will depend largely on the effectiveness of our marketing and demand generation efforts, our ability to provide reliable and seamless solutions that continue to meet the needs of our clients and their customers at competitive prices, our ability to maintain our clients’ trust, our ability to continue to develop new functionality, solutions, and our ability to successfully differentiate solutions from competitive solutions. Our brand promotion activities may not generate client awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, our business could suffer.

If we lose key members of our management team or are unable to attract and retain executives and employees we need to support our operations and growth, our business may be harmed.

Our success and future growth depend upon the continued services of our management team and other key employees. Our Chief Executive Officer, Michael Massaro, and our President and Chief Operating Officer, Rob Orgel, are critical to our overall management, as well as the continued development of our solutions, strategic partnerships, culture, relationships with financial institutions, and strategic direction. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. Our senior management and key employees are employed on an at-will basis. We currently have “key person” insurance on our Chief Executive Officer, Michael Massaro, but not for any of the other members of our management team. Certain of our key employees have been with us for a long period of time and have fully vested stock options or other long-term equity incentives that may become valuable and are publicly tradable subject to Rule 144 limitations, which may reduce the incentive for each of these key employees to remain at our Company. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of our Chief Executive Officer, or our President and Chief Operating Officer, or one or more of our senior management, or other key employees could harm our business, and we may not be able to find adequate replacements.

The failure to attract and retain additional qualified personnel could prevent us from executing our business strategy and growth plans.

To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executive officers, software developers, compliance and risk management personnel and other key employees in our industry and locations is intense and increasing, especially in the U.S., where wage inflation has been increasing. We compete with many other companies for software developers with high levels of experience in designing, developing, and managing payment systems, as well as for skilled legal and compliance and risk operations professionals. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. If we fail to identify, attract, develop and integrate new personnel, or fail to retain and motivate our current personnel, our growth prospects would be adversely affected.

If we cannot maintain our company culture as we grow, our success and our business may be harmed.

We believe our culture has been a key contributor to our success to date and that the critical nature of the solutions that we provide promotes a sense of greater purpose and fulfillment in our FlyMates. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our culture. If we fail to maintain our culture, our business and competitive position may be adversely affected.

Our sales cycles may be long and vary.

We devote significant resources to establish relationships with new clients and deepen relationships with existing clients. The sales cycles of our solutions tend to vary depending on the client industry sector which may make forecasting more complex and uncertain.

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

In addition, we may face unexpected deployment challenges with enterprise clients. It may be difficult to deploy our software solutions if a client has unexpected database, hardware or software technology issues, or if a client insists on a more customized or unique solution that is time intensive or that we have little prior experience in delivering. Decisions on timing of deployments may also be impacted by cost and availability of personnel. Any difficulties or delays in the initial implementation could cause clients to reject our solutions or lead to the delay or non-receipt of future orders, in which case our business, operating results and financial condition would be harmed.

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

Our clients and their customers rely on our support services to resolve issues and realize the full benefits provided by our solutions. High-quality support is also important for the expansion of the use of our solutions with existing clients and their customers. We provide multilingual support over chat, email or via telephone. The number of our clients, and the number of their customers utilizing our solutions, has grown significantly and such growth, as well as any future growth, will put additional pressure on our client service organization. If we do not help our clients and their customers quickly resolve issues and provide effective ongoing support, or if our support personnel or methods of providing support are insufficient to meet the needs of our clients and their customers, our ability to retain clients and their customers and acquire new clients and customers could suffer, and our reputation with existing or potential clients could be harmed. Providing an exceptional client experience requires significant time and resources from our client service team. Therefore, failure to scale our client service organization adequately may adversely impact our business results and financial condition.

In addition, as we continue to grow our operations and continue to expand to new jurisdictions, we need to be able to provide efficient client service that meets our clients’ needs globally at scale. In geographies where we sell through our channel partners, if we are unable to provide a high quality client experience tailored to the language and culture of the applicable jurisdiction, our business operations and reputation may suffer.

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

Any acquisitions we undertake or have recently completed, including the acquisition of WPM in December 2021 and Simplee in February 2020, will likely be accompanied by business risks which may include, among other things:

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
•
the impairment of relationships with our clients, clients' customers, partners or suppliers or those of the acquired business; and
•
the potential loss of key employees of the acquired business.

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

Our systems and those of our service providers and partners have experienced from time to time, and may experience in the future, service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, insider threats, human error, earthquakes, hurricanes, floods, fires, and other natural disasters, war or other military conflict, including an escalation of the conflict between Russia and Ukraine, power losses, disruptions in telecommunications services, fraud, computer viruses or other malware, or other events. Some of our systems are not fully redundant, and our disaster recovery planning may not be sufficient for all possible outcomes or events. In addition, as a provider of payments solutions targeted to highly regulated clients in industries such as education and healthcare, we are subject to heightened scrutiny by regulators that may require specific business continuity, resiliency and disaster recovery plans, and more rigorous testing of such plans, which may be costly and time-consuming to implement, and may divert our resources from other business priorities.

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

We use public cloud hosting with AWS and depend on AWS’ ability to protect their data centers against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. Our operations depend on protecting the cloud infrastructure hosted by AWS by maintaining the configuration, architecture, and interconnection specifications, as well as the information stored in these virtual data centers and transmitted by third-party internet service providers. In limited occasions, we have experienced service disruptions in the past, and may experience interruptions or delays in our solutions in the future. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data storage services we use. Although we have disaster recovery plans that utilize various data storage locations, any incident affecting our data storage or internet service providers’ infrastructure that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, war or other military conflict, including an escalation of the conflict between Russia and Ukraine, terrorist attacks, negligence, and other similar events beyond our control could negatively affect our solutions. Any prolonged service disruption affecting our solutions could damage our reputation with current and potential clients, expose us to liability, cause us to lose clients, or otherwise harm our business. In the event of damage or interruption to our solutions, our insurance policies may not adequately compensate us for any losses that we may incur. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 pandemic, could compromise our ability to provide our solutions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could adversely affect our operating results and financial condition.

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

Our business is subject to risks inherent in conducting business globally, including cross-border payments and domestic payments in the United States and certain other markets. Our handling of domestic and cross-border payments to our clients generates a significant portion of our revenues, with a substantial portion of such revenues coming from payments processed from Asia (including India, China and Korea). We expect that international revenues will continue to account for a significant percentage of total net revenues for the foreseeable future, and that in particular, the proportion of our revenue from Asia will continue to increase. Current events, including the possibility of renegotiated trade deals and international tax law treaties, and the recent escalation of the conflict between Russia and Ukraine, create a level of uncertainty, and potentially increased complexity, for multinational companies. These uncertainties could have a material adverse effect on our business and our results of operations and financial condition. In addition, international operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:

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
•
the impact of government sanctions on our ability to offer services in a region, such as the sanctions recently announced by the U.S. and other countries against Russia;
•
difficulties in developing, staffing, and managing a large number of varying foreign operations as a result of distance, language, and cultural differences;
•
stringent local labor laws and regulations;
•
limitations on the repatriation of cash, including imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;
•
political or social unrest, war or other military conflict, including an escalation of the conflict between Russia and Ukraine, economic instability, repression, or human rights issues;
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
•
antitrust and competition regulations;
•
expanded compliance with potentially conflicting and changing laws of taxing jurisdictions where we conduct business and applicable U.S. tax laws as they relate to international operations, the complexity and adverse consequences of such tax laws, and potentially adverse tax consequences due to changes in such tax laws or levels of enforcement;
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

Restrictions imposed or actions taken by foreign governments could include exchange controls, seizure or nationalization of foreign deposits and adoption of other governmental restrictions which adversely affect the prices of securities or the ability to repatriate profits. For instance, we process a substantial amount of payments from China. The Chinese government imposes controls on the convertibility of the Renminbi the currency of China, into foreign currencies and, in certain cases, the remittance of currency out of China. The Chinese government may at its discretion further restrict access in the future to foreign currencies for current account transactions. In addition, income received by us from sources in some countries may be reduced by withholding and other taxes. Any such taxes paid by us will reduce the net income or return from such investments. While we will take these factors into consideration in making investment decisions, including when hedging positions, no assurance can be given that we will be able to fully avoid these risks or generate sufficient risk-adjusted returns.

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

The local, state, and federal laws, rules, regulations, licensing schemes, and industry standards in the United States and other jurisdictions in which we operate that govern our business include, or may in the future include, those relating to consumer finance and consumer protection, cross-border and domestic money transmission, foreign exchange, payments services (such as money transmission, payment processing, and settlement services), AML and CFT, escheatment, international sanctions regimes, and compliance with the PCI DSS. These laws, rules, regulations, licensing schemes, and standards are enforced by multiple authorities and governing bodies in the United States, including the Department of the Treasury, the Federal Deposit Insurance Corporation, the SEC, CFPB, the Federal Trade Commission, self-regulatory organizations, and numerous state and local regulators and law enforcement agencies. Our clients also have their own regulatory obligations, and they expect our solutions to comply with the regulatory requirements that are applicable to their businesses. For additional discussion about the regulatory environment that we and our clients operate in, please see “Business–Regulation and Industry Standards”. As we expand into new jurisdictions, the number of foreign laws, rules, regulations, licensing schemes, and standards governing our business will expand as well. In addition, as our business and solutions continue to develop and expand, we may become subject to additional laws, rules, regulations, licensing schemes, and standards. We may not always be able to accurately predict the scope or applicability of certain laws, rules, regulations, licensing schemes, or standards to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

Certain of our subsidiaries are registered with FinCEN. Our subsidiary Flywire Global Corp. has obtained licenses to operate as a money transmitter (or the statutory equivalent) in 41 U.S. jurisdictions, and is in the process of applying for a license in, to the best of our knowledge, all U.S. states and territories where such licensure or registration is required in order to be able to offer additional business lines in the future. As a licensed money transmitter, we are (and in the states where we are awaiting licensure, will be) subject to obligations and restrictions with respect to the investment of client funds, reporting requirements, bonding requirements, minimum capital requirements, and inspection by state regulatory agencies concerning various aspects of our business. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our solutions are considered money transmission, are matters of regulatory interpretation and could change over time. In addition, there are substantial costs involved in maintaining and renewing our licenses, certifications, and approvals, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, AML, CFT, capitalization, corporate governance, or other requirements of such licenses.

If we fail to predict how a U.S. law or regulation or a law or regulation from another jurisdiction in which we operate will be applied to us, we could be subject to additional licensure requirements and/or administrative enforcement actions. This could also require changes to the manner in which we conduct some aspects of our business or potential product changes, and require us to pay fines, penalties, or compensation to clients for past non-compliance. At the federal level, we are registered as a MSB with FinCEN. For additional discussion of the requirements of our MSB registration, please see “Business – Regulation and Industry Standards.” At the state level, we rely on various exemptions from state money transmitter licensing requirements, and regulators may find that we have violated applicable laws or regulations because we are not licensed or registered as a money transmitter in all of the U.S. jurisdictions we service. We believe, based on our business model, that we have valid exemptions from licensure under various state money transmission laws, either expressly as a payment processor or agent of the payee, or pursuant to common law as an agent of the payee. While we believe we have defensible arguments in support of our positions under the state money transmission statutes, we have not expressly obtained confirmation of such positions from the state banking departments who administer the state money transmission statutes. It is possible that certain state banking departments may determine that our activities are not exempt. Any determination that we are in fact required to be licensed under the money transmission statute of a state where we are not yet licensed may require substantial expenditures of time and money to remediate and could lead to liability in the nature of penalties or fines, costs, legal fees, reputational damage or other negative consequences. We could be required to cease operations in some or all of the U.S. jurisdictions we service and where we are not yet licensed, which determination would have a materially adverse effect on our business, including our financial condition, operating results, and reputation. In the past, certain competitors have been found to violate laws and regulations related to money transmission, and they have been subject to fines and other penalties by regulatory authorities.

The adoption of new money transmitter or MSB statutes in jurisdictions or changes in regulators’ interpretation of existing state and federal money transmitter or MSB statutes or regulations could subject us to new registration or licensing requirements. There can be no assurance that we will be able to obtain or maintain any such licenses in all of the jurisdictions we service, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material and adverse effect on our business. These factors could impose substantial additional costs, involve considerable delay to the development or provision of our solutions, require significant and costly operational changes, or prevent us from providing our solutions in any given market.

The regulatory environment in which we operate is subject to constant change, and new regulations could make aspects of our business as currently conducted no longer possible.

In the future, as a result of the regulations applicable to our business, we could be subject to investigations and resulting liability, including governmental fines, restrictions on our business, or other sanctions, and we could be forced to cease conducting certain aspects of our business with residents of certain jurisdictions, be forced to change our business practices in certain jurisdictions, or be required to obtain additional licenses or regulatory approvals. For example, because a majority of voters in the U.K. approved an exit from the E.U. (commonly referred to as Brexit), we were required to obtain a license from a member state of the EEA which would allow us to continue to provide our solutions to clients located in the EEA under a principle known as “passporting”. We were able to obtain a license as an authorized payment institution from the Bank of Lithuania in September 2019 and subsequently obtained the right to passport our solutions to other EEA member states.

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

We are subject to governmental laws and requirements regarding economic and trade sanctions, AML and CFT that could impair our ability to compete in international markets or subject us to criminal or civil liability if we violate them.

We are currently required to comply with U.S. economic and trade sanctions administered by OFAC and we have processes in place to comply with the OFAC regulations as well as similar requirements in the foreign jurisdictions in which we already operate. As part of our compliance efforts, we scan our clients against watch lists promulgated by OFAC and certain other international agencies. Our application can be accessed from anywhere in the world, and if our service is accessed from a sanctioned country in violation of applicable trade and economic sanctions, we could be subject to fines or other enforcement actions. We are also subject to various AML and CFT laws and regulations around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal or terrorist activities. In the United States, most of our solutions are subject to AML laws and regulations, including the BSA, and similar laws and regulations. The BSA, among other things, requires MSBs to develop and implement risk-based AML programs, to report large cash transactions and suspicious activity, and in some cases, to collect and maintain information about clients who use their services and maintain other transaction records. Regulators and third-party auditors have identified gaps in how similar businesses have implemented AML programs, and we could likewise be subject to significant fines, penalties, inquiries, audits, investigations, enforcement actions, and criminal and civil liability if our AML program is found to be insufficient by a regulator.

Our business operations in other parts of the world such as the U.K., Lithuania, Australia and Singapore are subject to similar laws and requirements. Regulators in the United States and globally continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our clients and to monitor transactions on our system, including payments to persons outside of the United States. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of clients, and any change in such thresholds could result in greater costs for compliance. Similarly, as a condition to doing business with us, our banking and other strategic partners also impose ongoing obligations on us related to AML and CFT and sanctions screening. Any failure on our part to maintain the necessary processes and policies to comply with these regulations and requirements, or to adapt our processes and policies to changes in laws, would subject us to penalties, fines, or loss of key relationships which would have a material adverse effect on our business and results of operations. Furthermore, government sanctions imposed with respect to Russia's invasion of Ukraine in February and March 2022 are impacting our ability to offer our services in the region, and additional sanctions could be imposed in the future. Further instability or tension in Russia, Ukraine, and the surrounding region could also cause us to adjust our operating model, which would increase our costs of operations.

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

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use, and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising, and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm Leach Bliley Act, FERPA, HIPAA, and the now in question E.U.-U.S. and Swiss—U.S. Privacy Shield protections, as well as state laws relating to privacy and data security. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. For example, California enacted the CCPA, which took effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, and broadly defines personal information. The CCPA creates new individual privacy rights for consumers (as that term is broadly defined) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to California consumers about its data collection, use and sharing practices, provide such consumers with ways to opt-out of certain sales or transfers of personal information, provides for civil penalties for violations, and allows for a new private right of action for data breaches that has resulted in an increase in data breach litigation. It remains unclear, however, how the CCPA will be interpreted. As currently written, it will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

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

The laws and regulations relating to privacy and data security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. The CCPA, in particular, has prompted a number of proposals for new federal and state-level privacy legislation, which could increase our potential liability and adversely affect our business. Virginia became the second state after California to enact a broad privacy law with the passage of the Virginia Consumer Data Protection Act (CDPA) on March 2, 2021. The CDPA contains several new requirements for covered companies that may add operational challenges, including a greater emphasis on transparency, broader affirmative consent or opt-in requirements to process sensitive personal data, broader opt-out rights and data protection assessment requirements for certain sales of personal data as well as targeted advertising and profiling, and an appeal process for denials of consumer rights requests. The law will take effect January 1, 2023, the same day as the CPRA. Colorado became the third state with the passage of the Colorado Privacy Act (CPA) on July 8, 2021. Like the CDPA, the CPA provides consumers the right to opt out of processing for sales of personal data, targeted advertising, and profiling, provides the right to appeal a business’ denial to take action, among other new consumer rights, requires data protection assessments for certain processing activities, and, unlike the CDPA, grants the Attorney General rulemaking powers. The law will take effect on July 1, 2023. Unlike in California, neither law provides for a private right of action. We anticipate that more states may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. For example, the Utah state legislature passed the Utah Consumer Privacy Act in March 2022. The Utah legislation most closely mirrors Virginia’s CDPA, and if signed the law will go into effect on December 31, 2023. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Many of the foreign jurisdictions where we or our clients operate or conduct business, including the E.U., have laws and regulations dealing with the collection, use, storage, and disclosure and other handling (collectively, processing) of personal information, which in some cases are more restrictive than those in the U.S. In addition to regulating the processing of personal information within the relevant jurisdictions, these legal requirements often also apply to the processing of personal information outside these jurisdictions, where there is some specified link to the relevant jurisdiction. For example, we have multiple offices in Europe and serves clients and their customers throughout the E.U., where the GDPR went into effect in 2018. The GDPR, which is also the law in Iceland, Norway, Liechtenstein, and—to a large degree—the U.K., has an extensive global reach and imposes robust obligations relating to the processing of personal information, including documentation requirements, greater control for data subjects (e.g., the “right to be forgotten” and data portability), security requirements, notice requirements, restrictions on sharing personal information, data governance obligations, data breach notification requirements, and restrictions on the export of personal information to most other countries. The solutions that we currently offer subject us to many of these laws and regulations in many of the foreign jurisdictions where we operate or conduct business, and these laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future.

Recent legal developments have created compliance uncertainty regarding some transfers of personal information from the U.K. and EEA to locations where we or our clients operate or conduct business, including the United States and potentially Singapore, particularly with respect to cross-border transfers. Under the GDPR, such transfers can take place only if certain conditions apply or if certain data transfer mechanisms are in place. In July 2020, the Court of Justice of the E.U. ruled in its “Schrems II” decision (C-311/18), that the Privacy Shield, a transfer mechanism used by thousands of companies to transfer data between those jurisdictions and United States (and also used by us), was invalid and could no longer be used due to the strength of United States surveillance laws. In September 2020, the Federal Data Protection and Information Commissioner of Switzerland (where the law has a similar restriction on the export of personal information) issued an opinion concluding that the Swiss-U.S. Privacy Shield Framework does not provide an adequate level of protection for data transfers from Switzerland to the United States pursuant to Switzerland’s Federal Act on Data Protection. We and our clients continue to use alternative transfer strategies, including SCCs, while the authorities interpret the Schrems II decision and the validity of alternative data transfer mechanisms. The SCCs, though previously approved by the European Commission, have faced challenges in European courts (including being called into question in the Schrems II decision), and may be further challenged, suspended or invalidated for transfers to some or all countries. For example, guidance regarding Schrems II issued by the European Data Protection Board (which is comprised of representatives from every E.U. member state’s top data protection authority) have cast serious doubt on the validity of SCCs for most transfers of personal information to the United States. At present, there are few if any viable alternatives to the Privacy Shield and the SCCs, so such developments may necessitate further expenditures on local infrastructure, changes to internal business processes, changes to clients and clients' customer facing solutions, or may otherwise affect or restrict our sales and operations.

On June 4, 2021, the European Commission released the final Implementing Decision on SCCs (New SCCs) for the transfer of personal data from the E.U. to “third countries” such as the US. The New SCCs will repeal and replace the existing SCCs (dating from 2001, 2004 and 2010) and address the entry into force of the GDPR) and the July 2020 decision of the CJEU in Schrems II, which invalidated the E.U.-U.S. Privacy Shield. The New SCCs broadly follow the draft implementing decision on standard contractual clauses (Draft SCCs) issued by the European Commission on November 12, 2020, but there are some material differences. The Draft SCCs’ significant and extensive new requirements for data importers that act as controllers (for example, obligations to give notice to data subjects and to notify personal data breaches to EU authorities) remain, but have been aligned more closely with the GDPR requirements. While the New SCCs are not immediately in force, compliance with them will be required for new transfer agreements entered into from late September 2021. SCCs currently in effect must be replaced with the New SCCs by late December 2022.

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

In Asia, there has been an increase in both regulation and enforcement of privacy laws. The Act on Protection of Personal Information originally enacted in June 2020 by the Japanese government, was amended and will come into effect on April 1, 2022 (Amended APPI). Since the passage of the Amended APPI, a number of implementing regulations and supporting documents have been released, addressing the requirements for transferring personal data outside Japan, notifying security breaches and creating pseudonymous information exempt from certain obligations under the Amended APPI. We have taken steps to address compliance obligations that apply to us under the Amended APPI, but cannot assure you that such steps will be effective, and we may face the risk of increased costs, liability and loss of business.

The People’s Republic of China (home to the most online users in the world), is one of the latest countries to pass a new omnibus privacy law. China passed its new Data Security Law (DSL) in June 2021 and its new Personal Information Protection Law (PIPL) in August 2021. The DSL applies to a wide range of data processing activities including, but not limited to, processing personal information. With extraterritorial scope and severe fines and penalties, these laws are set to impose an increasingly complex and comprehensive legal framework for processing personal information when doing business in China. The PIPL is enforced and administered by the Cyberspace Administration of China and relevant state and local government departments. The law draws from the GDPR, with heavy penalties up to the greater of 5% of the previous year’s revenue (possibly global) or $7.7 million.

We have taken steps to address compliance obligations that apply to us under the Amended APPI, the DSL and PIPL but cannot assure you that such steps will be effective, and we may face the risk of increased costs, liability and loss of business.

In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that, if adopted, may apply to us, or which clients or clients' customers may require us to adopt. Because the interpretation and application of privacy and data protection laws, regulations, rules, and other standards are still uncertain, it is possible that these laws, rules, regulations, and other actual or alleged legal obligations, such as contractual or self-regulatory obligations, may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the functionality of our solutions. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business. Any failure or perceived failure by us to comply with laws, regulations, policies, legal, or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties, or adverse publicity, and could cause our clients and partners to lose trust in us, which could have an adverse effect on our reputation and business. We expect that there will continue to be new proposed laws, regulations, and industry standards relating to privacy, data protection, marketing, consumer communications, and information security, and we cannot determine the impact such future laws, regulations, and standards may have on our business. Future laws, regulations, standards, and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new functionality and maintain and grow our client base and increase revenue. Future restrictions on the collection, use, sharing, or disclosure of data, or additional requirements for express or implied consent of our clients, partners, or end users for the use and disclosure of such information could require us to incur additional costs or modify our solutions, possibly in a material manner, and could limit our ability to develop new functionality.

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

In February 2022, following Russia’s invasion of Ukraine, the United States and other countries announced sanctions against Russia. The sanctions announced by the United States and other countries against Russia to date include restrictions on selling or importing goods, services or technology in or from affected regions, travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia, severing Russia’s largest bank from the U.S. financial system, barring some Russian enterprises from raising money in the U.S. market and blocking the access of Russian banks to financial markets. The United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. While it is difficult to anticipate the impact the sanctions announced to date may have on us, any further sanctions imposed or actions taken by the United States or other countries, and any retaliatory measures by Russia in response, could increase our costs, reduce our sales and earnings or otherwise have an adverse effect on our operations.

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

Relevant foreign taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If disagreements with relevant taxing authorities on other unknown matters were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.

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

We endeavor to enter into agreements with our employees, consultants and contractors and with parties with whom we do business in order to acquire intellectual property rights developed as a result of service to us, as well as to limit access to and disclosure of our proprietary information. No assurance can be given that our intellectual property related agreements with our employees, consultants, contractors clients, their customers, or strategic partners and others will be effective in controlling access to and distribution of our solutions and proprietary information, potentially resulting in the unauthorized use or disclosure of our trade secrets and other intellectual property, including to our competitors, which could cause us to lose any competitive advantage resulting from this intellectual property. Further, these agreements do not prevent our competitors or partners from independently developing technologies that are substantially equivalent or superior to our solutions. In addition, individuals not subject to invention assignment agreements may make adverse ownership claims to our current and future intellectual property.

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

Our agreements with some of our technology partners and certain clients include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, data protection, damages caused by us to property or persons, or other liabilities relating to or arising from our solutions or other contractual obligations. Some of these indemnity agreements provide for uncapped liability and some indemnity provisions survive termination or expiration of the applicable agreement. Large indemnity payments could harm our business, operating results, and financial condition. We may incur substantial liability, and we may be required to cease use of certain functions of our solutions, as a result of intellectual property related claims. Any dispute with a client or technology partner with respect to these obligations could have adverse effects on our relationship with that client or technology partner and other existing or new clients or technology partners, and harm our business and operating results. In addition, although we carry insurance, our insurance may not be adequate to indemnify us for all liability that may be imposed, or otherwise protect us from liabilities or damages with respect to claims alleging compromises of client or clients' customer data, and any such coverage may not continue to be available to us on acceptable terms or at all.

The U.K.’s departure from the E.U. could adversely affect us.

The U.K. formally exited the E.U. on January 31, 2020 and a transition period was in place until December 31, 2020 during which time the U.K. remained in both the E.U. customs union and single market and was subject to E.U. rules. There continues to be a significant lack of clarity over the terms of the U.K.’s future relationship with the E.U. in the future.

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

As of December 31, 2021, we had U.S. federal net operating loss (NOL) carryforwards of approximately $122.1 million and state NOL carryforwards of approximately $164.9 million. The federal and material state NOL carryforwards will begin to expire in 2030 and 2022, respectively. In general, under Sections 382 and 383 of the United States Internal

Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of our initial public offering (IPO) or future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. We are in the process of completing a Section 382 study. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.

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

As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act (Section 404), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with our Annual Report on Form 10-K for the year ending December 31, 2022. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on the effectiveness of our internal control over financial reporting, provided that our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an emerging growth company, as defined in the JOBS Act, which could be as early as our annual report on Form 10-K for the year ending December 31, 2022. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404. Furthermore, if and when we are deemed to be a “large accelerated filer”, we will also have to file a more expansive proxy statement and be subject to shorter filing deadlines, which will require additional time and expense as well.

An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we have undertaken and may need to continue to undertake various actions, such as implementing new internal controls and procedures, hiring risk professionals, accounting and internal audit staff, and engaging outside consultants, which will increase our operating expenses.

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

Increased scrutiny from investors and others regarding our environmental, social, governance, or sustainability responsibilities could result in additional costs or risks and adversely impact our reputation, employee retention, and willingness of partners, clients or our clients’ customers to do business with us.

Investor advocacy groups, certain institutional investors, investment funds, other market participants, stockholders, and consumer groups have focused increasingly on the environmental, social and governance (ESG) or “sustainability” practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. We have convened a cross-functional working group to further enhance our commitment to sustainability and ESG, and recognize the importance of communicating our progress on ESG to our stakeholders. As part of its responsibilities, our ESG working group is assessing opportunities for communicating progress on our priority initiatives. However, if our ESG practices do not meet (or are viewed as not meeting) investor or other industry stakeholder expectations and standards, which continue to evolve, our brand, reputation and employee retention may be negatively impacted, including based on an assessment of our ESG practices. Any sustainability report that we publish or sustainability disclosure we make may include our policies and practices on a variety of social and ethical matters, including corporate governance, community involvement, environmental compliance, employee health and safety practices, cybersecurity and privacy, human capital management, and workforce equity, inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. Also, our failure, or perceived failure, to meet the standards included in any sustainability disclosure could negatively impact our reputation, employee retention, and the willingness of our partners, clients or our clients’ customers to do business with us.

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
•
political or social unrest, war or other military conflict, including an escalation of the conflict between Russia and Ukraine, economic instability, repression, or human rights issues;
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
•
the size of our market float; and
•
any other factors discussed in this Annual Report on Form 10-K.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies.

Concerns over economic recession, the COVID-19 pandemic, interest rate increases and inflation, supply chain delays and disruptions, policy priorities of the U.S. presidential administration, trade wars, unemployment, or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries. The U.S. government and other governments in jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the SWIFT system, and have threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is unknown.

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

We will remain an emerging growth company until the earliest of (i) December 31, 2026, (ii) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities, and (iv) the date on which we are deemed to be a “large accelerated filer,” which will occur as of the end of any fiscal year in which we (x) have an aggregate market value of our common stock held by non-affiliates of $700 million or more as of the last business day of our most recently completed second fiscal quarter, (y) have been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months, and (z) have filed at least one annual report pursuant to the Exchange Act.

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

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, government or private party grants, debt financings and strategic partnership agreements. We may seek additional capital through a variety of means, including through strategic partnership arrangements, public or private equity or debt financings, third-party funding and marketing and distribution arrangements, as well as other strategic alliances and licensing arrangements or any combination of these approaches. However, disruptions in the capital markets could make any financing more challenging, and there can be no assurance that we will be able to raise capital on commercially reasonable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation preferences or other rights, powers or preferences that may adversely affect your rights as a stockholder. To the extent that debt financing is available, and we choose to raise additional capital in the form of debt, such debt financing may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital pursuant to collaborations, licensing arrangements or other strategic partnerships, such agreements may require us to relinquish rights to our technologies.

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

Sales of substantial amounts of our common stock in the public markets could cause the market price of our common stock to decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We had a total of 100,454,177 shares of our voting common stock and 5,988,378 shares of our non-voting common stock outstanding as of December 31, 2021. Other than shares held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements, these shares of common stock generally are freely tradable without restrictions or further registration under the Securities Act.

Certain of our stockholders will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders, subject to market standoff and lock-up agreements. We registered shares of common stock that we have issued and may issue under our employee equity incentive plans. These shares will be able to be sold freely in the public market upon issuance, subject to securities laws.

The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of December 31, 2021, our executive officers, directors and the holders of more than 5% of our outstanding voting and non-voting common stock, in the aggregate, beneficially owned approximately 46.9% of our voting and non-voting common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Boston, Massachusetts, where we occupy facilities totaling approximately 16,419 square feet under a lease that expires in March 2024. We use these facilities for administration, finance, legal, compliance, human resources, global payments, IT, sales and marketing, engineering, and customer success.

We maintain other leased locations in the U.S. and throughout the world. We intend to procure additional space as we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, including patent, commercial, product liability, employment, class action, whistleblower, and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. We are not currently a party to any legal proceedings that we believe to be material to our business or consolidated financial statements. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our voting common stock began trading on the Nasdaq Global Select Market under the symbol “FLYW” on May 26, 2021. Prior to that date, there was no public trading market for our common stock.

Our non-voting common stock is not listed on any stock exchange nor traded on any public market.de

Holders of Record

As of March 25, 2022, there were 71 holders of record of our voting common stock. This number does not include beneficial owners whose shares are held by nominees in street name. As of March 25, 2022, there were 2 holders of record of our non-voting common stock.

Dividend Policy

We have never declared nor paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not expect to pay any dividends on our capital stock in the foreseeable future. Any future determination relating to our dividend policy will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors considers relevant. In addition, the terms of our Revolving Credit Agreement restrict our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2021, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under our existing equity compensation plans, including our 2009 Equity Incentive Plan, which was adopted in 2009 and amended and restated in 2011 (as amended and restated, the 2009 Plan), our 2018 Stock Incentive Plan (2018 Plan), 2021 Equity Incentive Plan (2021 Plan) and Employee Stock Purchase Plan (ESPP).

	A		B		C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
Equity compensation plans approved by security holders	15,068,413	(1)	5.40	(2)	11,060,080	(3)

(1) Of these shares, 161,470 were underlying then outstanding restricted stock units and 507,050 were subject to options then outstanding under the 2021 Plan; 51,651 were underlying then outstanding restricted stock awards and 4,216,996 were subject to options then outstanding under the 2009 Plan; and 10,131,246 were subject to options then outstanding under the 2018 Plan.

(2) Does not take into account restricted stock units, which have no exercise price.

(3) Represents 9,420,270 shares of common stock available for issuance under our 2021 Plan and 1,639,810 shares of common stock available for issuance under our ESPP. No shares are available for future issuance under our 2009 Plan or 2018 Plan. Our 2021 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the lower of: (a) 5% of the total number of shares of common stock and non-voting common stock outstanding on the last business day of the prior fiscal year; or (b) such other amount as our board of directors may determine. Our ESPP provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the least of: (x) 2,000,000 shares; (y) 1% of the shares of common stock and non-voting common stock issued and outstanding on the last business day of the prior fiscal year; or (z) the number of shares determined by our board of directors. On January 1, 2022, an additional 5,322,128 shares became available for future issuance under the 2021 Plan and an additional 1,064,426 shares became available for future issuance under the ESPP. The additional shares from the annual increase on January 1, 2022 are not included in the table above.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, or otherwise subject to the liabilities under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph depicts the total cumulative stockholder return on our common stock from May 26, 2021, the first day of trading of our common stock on the Nasdaq Global Select Market, through December 31, 2021, relative to the performance of the S&P 500 Index and S&P 500 IT Index. The graph assumes an initial investment of $100.00 at the close of trading on May 26, 2021 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Recent Sales of Unregistered Equity Securities

The following sets forth information regarding all unregistered securities sold by us during the year ended December 31, 2021. No underwriters were involved in the sales and the certificates representing the securities sold and issued contain legends restricting transfer of the securities without registration under the Securities Act or an applicable exemption from registration.

(1) We granted stock options to employees, directors, and other service providers to purchase an aggregate of 4,434,200 shares of common stock under our 2018 Plan, with weighted average per share exercise price of $12.59.

(2) We issued 5,910,974 shares of common stock upon exercise of stock options under our 2009 Plan and 2018 Plan.

(3) In February 2021, we issued and sold an aggregate of 2,571,936 shares of our Series F preferred stock at a purchase price of approximately $23.3287 per share for an aggregate purchase price of approximately $60 million to 14 purchasers that each represented to the Registrant that it was an accredited investor.

(4) In May 2021, we issued 182,467 shares of our Series C convertible preferred stock upon the net exercise of warrants to purchase shares of Series C convertible preferred stock.

The offers, sales and issuances of the securities described in Items (1) and (2) above were exempt from registration under the Securities Act under either (1) Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or (2) Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering. The recipients of such securities were the registrant’s directors, officers, employees, consultants or other service providers and received the securities under our 2009 Plan or 2018 Plan. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions.

The offers, sales and issuances of the securities described in Items (3) and (4) above were exempt from registration under the Securities Act under Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited person and had adequate access, through employment, business or other relationships, to information about the registrant.

Use of Proceeds from IPO

In May 2021, we closed our IPO in which we issued and sold 12,006,000 shares of our voting common stock, including 1,566,000 shares of voting common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, at a public offering price of $24.00 per share, for aggregate net proceeds of $263.8 million, after deducting underwriting discounts and commissions of $19.4 million and other offering costs of $4.9 million. Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Citigroup Global Markets Inc. acted as representatives of the underwriters for our IPO. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333- 255706), which was declared effective by the SEC on May 25, 2021, and a Registration Statement on Form S-1 MEF (File No. 333-256471) filed pursuant to Rule 462(b) of the Securities Act.

The IPO terminated after the sale of all securities registered pursuant to the Registration Statements. As of December 31, 2021, the net proceeds of our IPO are in non-interest bearing accounts, but are expected to be invested in investment grade, interest-bearing instruments in the second quarter of 2022. There has been no material change in the expected use of the net proceeds from our IPO as described in our final prospectus, dated May 25, 2021, filed with the SEC pursuant to Rule 424(b) relating to our IPO.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this Annual Report on Form 10-K includes forward-looking statements that involve risks and uncertainties. You should read the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year end is December 31, and our fiscal quarters end on March 31, June 30, September 30, and December 31.

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

History of Flywire

Launch
Payments Platform
Begin Building
Proprietary Network
50
Expansion
EMEA
Expansion
APAC
Acquisition
UniPay
Launch
Healthcare Solution
Acquisition
OnPlan
Launch
International Invoicing Solution
Launch
Domestic EDU Offerings
Launch
Travel Solution
Acquisition
Simplee
Launch
Flywire Charitable Foundation
IPO
Acquisition
WPM
2.5K
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
CLIENTS OVER TIME
Client count as of year end

The combination of our differentiated solution and efficient go-to-market strategy has resulted in strong and consistent client growth.

•
Rapid domestic and international payments volume growth. We have grown our total payment volume by approximately 76.0% period-over-period from approximately $7.5 billion during the year ended December 31, 2020 to over $13.2 billion during the year ended December 31, 2021. We grew our total payment volume by approximately 30.5% period-over-period from approximately $5.8 billion during the year ended December 31, 2019 to over $7.5 billion during the year ended December 31, 2020.
•
Expanded global payments network. We have continued to add to the capabilities of our payment network by means of new local bank accounts and payment partners, and have expanded our global reach to over 240 countries and territories and more than 140 currencies.
•
Enjoyable and personalized user experience. Our NPS score of 64 in fiscal year 2020 demonstrates a strong affinity among our clients for our platform.
•
Strong dollar-based net retention. For the year ended December 31, 2021, our annual net dollar-based retention rate was approximately 140%. For the year ended December 31, 2020, despite the impact of the COVID-19 pandemic on our clients and the industries we serve, our annual net dollar-based retention rate was approximately 100%. For the year ended December 31, 2019, our annual net dollar-based retention rate was approximately 128%.We calculate the annual net dollar-based retention rate for a given year based on the weighted average of the quarterly net dollar-based retention rates for each quarter in that year. We calculate the quarterly net dollar-based retention rate for a given quarter by dividing the revenue we earned in that quarter by the revenue we earned from the same clients in the corresponding quarter of the previous year. Our calculation of quarterly net dollar-based revenue rate for a given quarter only includes revenue from clients that were clients at the beginning of the corresponding quarter of the previous year.

As of December 31, 2021, we serve over 2,500 clients around the world. In education, we serve more than 2,000 institutions and 2.0 million students globally. In healthcare, we power more than 80 healthcare systems, including four of the top 10 healthcare systems in the United States ranked by hospital size as of December 31, 2021. In our newer payment verticals of travel and B2B payments, we have a growing portfolio of more than 300 clients as of December 31, 2021.

Our success in building our client base around the world and expanding utilization by our clients’ customers has allowed us to achieve significant scale. We enabled more than $13.2 billion in TPV during the year ended December 31, 2021 and 7.5 billion in TPV during the year ended December 31, 2020. We generated revenue of $201.1 million, $131.8 million and $94.9 million for the years ended December 31, 2021, 2020 and 2019, respectively, and incurred net losses of $28.1 million, $11.1 million, and $20.1 million for those same years. Pro forma revenue and pro forma net loss for the year ended December 31, 2020, as if our acquisition of Simplee had occurred on January 1, 2020, was $136.3 million and $13.4 million, respectively.

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

While we have experienced significant growth and increased demand for our solutions over recent periods, we expect to continue to incur losses in the short term and may not be able to achieve or maintain profitability in the future. Our marketing is focused on generating leads to develop our sales pipeline, building our brand and market awareness, scaling our network of partners and growing our business from our existing client base. We believe that these efforts will result in an increase in our client base, revenues, and improved margins in the long term. To manage any future growth effectively, we must continue to improve and expand our IT and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. Additionally, we face intense competition in our market, and to succeed, we need to innovate and offer solutions that are differentiated from legacy payment solutions. We must also effectively hire, retain, train, and motivate qualified personnel and senior management. If we are unable to successfully address these challenges, our business, operating results, and prospects could be adversely affected.

Initial Public Offering

On May 28, 2021, we completed our IPO, in which we issued and sold 12,006,000 shares of common stock at a public offering price of $24.00 per share, which included 1,566,000 shares of common stock issued pursuant to the exercise in full of the underwriters' option to purchase additional shares. We received $263.8 million in net proceeds from the IPO, after deducting underwriting discounts and commissions of $19.4 million and other offering costs of $4.9 million.

Recent Acquisition

In December 2021, we acquired all of the issued and outstanding shares of WPM for a purchase price of $59.6 million including $56.1 million of cash consideration, net of cash acquired and the estimated fair value of contingent consideration of $3.5 million. Contingent consideration represents additional payments that we may be required to make in the future in the form of restricted stock units, which totals up to $7.9 million depending on our achievement of specified minimum payment volume targets and integration targets established for the years ended December 31, 2022 and 2023. WPM is a leading software provider that enables seamless and secure payment experiences for universities and colleges across the U.K. The acquisition of WPM is intended to build on our existing education payments business and is expected to further accelerate our market share in the U.K. education sector. WPM contributed $0.3 million in platform revenue during the year ended December 31, 2021.

In February 2020, we acquired all of the issued and outstanding shares of Simplee for a purchase price of $86.5 million including $79.4 million of cash consideration, net of cash acquired and the estimated fair value of contingent consideration of $7.1 million. Contingent consideration represents additional payments that we may be required to make in the future, which totals up to $20.0 million, depending on our reaching certain revenue and integration targets established for the years ended December 31, 2020 and 2021, as well as retaining key clients. Simplee is a provider of healthcare payment and collection software. The Simplee acquisition brings a highly complementary client base with whom we can further expand our capabilities, and additional platform and healthcare specific software capabilities with which we believe we can acquire additional clients in the healthcare market.

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

Key Operating Metrics and Non-GAAP Financial Measures

The following table sets forth our key operating metrics and non-GAAP measures for the periods presented:

	For the Year Ended December 31,
Dollars In Millions	2021	2020	2019
Total Payment Volume	$13,201.3	$7,513.3	$5,756.9
Revenue	$201.1	$131.8	$94.9
Revenue Less Ancillary Services	$181.1	$114.6	$88.2
Gross Margin	62.3%	60.3%	58.7%
Adjusted Gross Margin	69.2%	69.4%	63.2%
Net Loss	$(28.1)	$(11.1)	$(20.1)
Adjusted EBITDA	$22.8	$6.2	$(9.7)

For the year ended December 31, 2021, transaction revenue and platform and usage-based fee revenue represented 73.6% and 26.4% of our revenue, respectively. For the year ended December 31, 2021 transaction revenue and platform and usage-based fee revenue represented 80.7% and 19.3% of our total revenue less ancillary services, respectively.

For the year ended December 31, 2020, transaction revenue and platform and usage-based fee revenue represented 68.0% and 32.0% of our revenue, respectively. For the year ended December 31, 2020, transaction revenue and platform and usage-based fee revenue represented 77.0% and 23.0% of our total revenue less ancillary services, respectively.

For the year ended December 31, 2019, transaction revenue and platform and usage-based fee revenue represented 91.3% and 8.7% of our revenue, respectively. For the year ended December 31, 2019 transaction revenue and platform and usage-based fee revenue represented 92.0% and 8.0% of our total revenue less ancillary services, respectively.

For the year ended December 31, 2021, our total payment volume was approximately $13.2 billion, consisting of $8.4 billion of total payment volume from transactions included in transaction revenue and $4.8 billion of total payment volume from transactions included in platform and usage-based fee revenue. For the year ended December 31, 2020, our total payment volume was approximately $7.5 billion, consisting of $4.7 billion of total payment volume from transactions included in transaction revenue and $2.8 billion of total payment volume from transactions included in platform and usage-based fee revenue. For the year ended December 31, 2019, our total payment volume was approximately $5.8 billion, consisting of $4.7 billion of total payment volume from transactions included in transaction revenue and $1.1 billion of total payment volume from transactions included in platform and usage-based fee revenue.

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

We use supplemental measures of our performance which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with GAAP. These non-GAAP financial measures include the following:

•
Revenue Less Ancillary Services represents our consolidated revenue in accordance with GAAP less (i) pass-through cost for printing and mailing services and (ii) marketing fees we receive. We exclude these amounts to arrive at this supplemental non-GAAP financial measure as we view these services as ancillary to the primary services we provide to our clients.
•
Adjusted Gross Margin - Adjusted gross margin represents adjusted gross profit divided by Revenue Less Ancillary Services. Adjusted gross profit represents Revenue Less Ancillary Services less cost of revenue adjusted to (i) exclude pass-through cost for printing services and (ii) offset marketing fees against costs incurred. Management believes this presentation supplements the GAAP presentation of gross margin with a useful measure of the gross margin of our payment-related services, which are the primary services we provide to our clients.
•
Adjusted EBITDA - Adjusted EBITDA represents EBITDA further adjusted by excluding (i) stock-based compensation expense, (ii) the impact from the change in fair value measurement for contingent consideration associated with acquisitions, (iii) the impact from the change in fair value measurement of our preferred stock warrants prior to our IPO, (iv) other income (expense), net, (v) indirect taxes related to intercompany activity, (vi) acquisition related transaction costs, and (vii) employee retention costs, such as incentive compensation, associated with acquisition activities. Management believes that the exclusion of these amounts to calculate Adjusted EBITDA provides useful measures for period-to-period comparisons of our business.

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

Reconciliations of Non-GAAP Financial Measures

The tables below provide reconciliations of Revenue Less Ancillary Services, Adjusted Gross Margin and Adjusted EBITDA to the most comparable GAAP figure on a consolidated basis for the periods presented.

Revenue Less Ancillary Services and Adjusted Gross Margin:

	Year Ended December 31,
(Dollars In Millions)	2021	2020	2019
Revenue	$201.1	$131.8	$94.9
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	(18.2)	(15.8)	(1.2)
Marketing fees	(1.8)	(1.4)	(5.5)
Revenue Less Ancillary Services	$181.1	114.6	88.2
Payment processing services costs	70.2	47.8	36.7
Hosting and amortization costs within technology and development expenses	5.7	4.5	2.5
Adjusted to:
Exclude printing and mailing costs	(18.2)	(15.8)	(1.2)
Offset marketing fees against related costs	(1.8)	(1.4)	(5.5)
Costs of revenue less ancillary services	$55.9	$35.1	$32.5
Gross Profit	$125.3	$79.5	$55.7
Gross Margin	62.3%	60.3%	58.7%
Adjusted Gross Profit	$125.3	$79.5	$55.7
Adjusted Gross Margin	69.2%	69.4%	63.2%

(Dollars In Millions)	Transaction	Platform and Usage-Based Fee	Twelve Months Ended December 31, 2021
Revenue	$148.0	$53.1	$201.1
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(18.2)	(18.2)
Marketing fees	(1.8)	—	(1.8)
Revenue Less Ancillary Services	$146.2	$34.9	$181.1
Percentage of Revenue	73.6%	26.4%	100.0%
Percentage of Revenue less Ancillary Services	80.7%	19.3%	100.0%

(Dollars In Millions)	Transaction	Platform and Usage-Based Fee	Twelve Months Ended December 31, 2020
Revenue	$89.6	$42.2	$131.8
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(15.8)	(15.8)
Marketing fees	(1.4)	—	(1.4)
Revenue Less Ancillary Services	$88.2	$26.4	$114.6
Percentage of Revenue	68.0%	32.0%	100.0%
Percentage of Revenue less Ancillary Services	77.0%	23.0%	100.0%

(Dollars In Millions)	Transaction	Platform and Usage-Based Fee	Twelve Months Ended December 31, 2019
Revenue	$86.6	$8.3	$94.9
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(1.2)	$(1.2)
Marketing fees	(5.5)	—	(5.5)
Revenue Less Ancillary Services	$81.1	$7.1	$88.2
Percentage of Revenue	91.3%	8.7%	100.0%
Percentage of Revenue less Ancillary Services	92.0%	8.0%	100.0%

EBITDA and Adjusted EBITDA:

	Year Ended December 31,
(Dollars In Millions)	2021	2020	2019
Net loss	$(28.1)	$(11.1)	$(20.1)
Interest expense	2.0	2.5	2.5
Provision for (benefit from) income taxes	2.2	(7.2)	0.6
Depreciation and amortization	9.0	6.8	3.7
EBITDA	(14.9)	(9.0)	(13.3)
Stock-based compensation expense	18.9	3.8	2.9
Change in fair value of contingent consideration	2.3	5.4	0.7
Change in fair value of preferred stock liability, prior to IPO	10.8	0.7	0.1
Other (income) expense, net (1)	(0.1)	(0.7)	(0.5)
Indirect taxes related to transfer price arrangement	0.9	—	—
Acquisition related transaction costs (2)	0.7	1.5	0.4
Acquisition related employee retention costs (3)	4.2	4.5	—
Adjusted EBITDA	$22.8	$6.2	$(9.7)

(1)
For the year ended December 31, 2021, other (income) expense consisted of gains of ($0.1) million from the remeasurement of foreign currency transactions into their functional currency. For the year ended December 31, 2020, other (income) expense consisted of interest income of $0.1 million and gains from the remeasurement of foreign currency transactions into their functional currency of ($0.6) million. For the year ended December 31, 2019, other (income) expense consisted of interest income of $0.6 million and losses from remeasurement of foreign currency transactions into their functional currency of $0.1 million.
(2)
Acquisition related costs consisted of legal and advisory fees incurred in connection with the Simplee and WPM acquisitions.
(3)
Acquisition related employee retention costs consisted of costs incurred to retain and compensate Simplee and WPM's employees in connection with integration of the business.

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

Economic Conditions and Resulting Consumer Spending Trends

Changes in macro-level consumer spending for education, healthcare and travel trends, including as a result of COVID-19 pandemic, could affect the amounts of volumes processed on our platform, thus resulting in fluctuations to our revenue streams.

Impact of the COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 in 2020 as well as the shelter-in-place orders, promotion of social distancing measures, restrictions to businesses deemed non-essential, and travel restrictions implemented throughout the United States and globally have significantly impacted the verticals in which we have been predominantly focused over the last decade, including payment volumes, sales cycles and time to implementation in those verticals. However, we have not experienced any significant client attrition and our quarterly and annual net dollar-based retention rate remained strong. For the year ended December 31, 2021, our annual net dollar-based retention rate was approximately 140%. For the year ended December 31, 2020, despite the impact of the COVID-19 pandemic on our clients and the industries we serve, our annual net dollar-based retention rate was approximately 100%. For the year ended December 31, 2019, our annual net dollar-based retention rate was approximately 128%. During the year ended December 31, 2021, we added an additional 300 clients and have observed a recovery in payment volumes and growth in clients. As a result of the payment volume growth, client growth and public company complexities, we have increased hiring. As variants (most notably Delta and Omicron) or sub-variants of COVID-19 emerge, we will continue to evaluate the nature and extent of these potential impacts to our business, consolidated financial statements, and liquidity.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. The CARES Act did not have a material impact on our consolidated financial statements for the years ended December 31, 2020 and 2021. We continue to monitor any effects that may result from the CARES Act or other government relief programs that are made available.

Diversified Mix of Clients

Following the onset of the COVID-19 pandemic, payment volumes and revenue from education clients relying on international enrollments declined significantly, but we saw significant strength in revenue from healthcare clients, particularly as out-of-pocket costs for our clients’ customers continued to remain high. There can be no assurance that such trends or that the levels of total revenue that we generate from our healthcare clients will continue.

During the year ended December 31, 2021, we have observed a recovery in payment volumes and growth in clients.

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

Business Continuity

In response to COVID-19 developments, we implemented measures to focus on the safety of our employees and support of our clients, while at the same time seeking to mitigate the impact on our financial position and operations. We have implemented remote working capabilities for our entire organization and to date, there has been minimal disruption to our operations. During the spring of 2020, due to initial COVID-19 uncertainty, we reduced our workforce by approximately 12%. By the end of 2020, and throughout 2021, we had an aggressive hiring plan to meet the demand of customers and life as a public company. As vaccination rates have increased, our offices have reopened in limited capacity. We have also increased our hiring plan to address key roles with the goal of ensuring continuity and growth.

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

Payment Processing Services Costs

Payment processing services costs consist of costs incurred to process payment transactions which include banking and credit card processing fees, foreign currency translation costs, partner fees, personnel-related expenses for our employees who facilitate these payments and personnel related expenses for our employees who provide implementation services to our clients. We expect that payment processing services costs will increase in absolute dollars but may fluctuate as a percentage of total revenue from period to period, as we continue to invest in scaling our processing operations and grow our revenue base.

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

We believe delivering new functionality is critical to attract new clients and expand our relationship with existing clients. We expect to continue to make investments to expand our solutions in order to enhance our clients’ experience and satisfaction, and to attract new clients. We expect our technology and development expenses to increase in absolute dollars, but they may fluctuate as a percentage of total revenue from period to period as we expand our technology and development team to develop new solutions and enhancements to existing solutions.

Selling and Marketing

Selling and marketing expenses consist of personnel-related expenses, including stock-based compensation expense, sales commissions, amortization of acquired customer relationship intangible assets, marketing program expenses, travel-related expenses and costs to market and promote our solutions through advertisements, marketing events, partnership arrangements, and direct customer acquisition.

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

General and Administrative

General and administrative expenses consist of personnel-related expenses, including stock-based compensation expense for finance, risk management, legal and compliance, human resources and IT functions, costs incurred for external professional services, as well as rent and facility and insurance costs. We expect to incur additional general and administrative expenses as we continue to invest in our planned growth of our business. We also expect to increase the size of our general and administrative functions to support the growth in the business and to operate as a public company. As a result, we expect that our general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of total revenue from period to period.

Interest Expense

Interest expense consists of interest previously incurred on our Loan and Security Agreement (LSA) and interest on a new Revolving Credit Facility. During 2018, we borrowed $25.0 million under the LSA to complete the acquisition of OnPlan Holdings LLC. On April 25, 2020, we entered into a Joinder and Second Amendment to the LSA to refinance the LSA. As part of the refinancing, the lender re-advanced $4.2 million of principal paid on the loan through May 1, 2020. The LSA was interest only until May 2023 and carried annual interest at a rate equal to the greater of (i) 5.25% above the prime rate or (ii) 8.50%. In July 2021, we refinanced the LSA by entering into a $50.0 million Revolving Credit Facility. The Revolving Credit Facility has an adjustable rate of interest based on the type of loan requested, either at an annual rate based on the Alternate Base Rate (ABR), which references the prime rate plus an applicable margin or LIBOR plus an applicable margin. Loans based on ABR bear interest at a rate between ABR plus 0.75% and ABR plus 1.25%, and loans based on LIBOR bear interest at a rate between LIBOR plus 1.75% and LIBOR plus 2.25%, depending on our liquidity.

Change in Fair Value of Preferred Stock Warrant Liability

In connection with our financing arrangements, we issued warrants to purchase convertible preferred stock to a lender. The warrants to purchase preferred stock provided for net share settlement under which the maximum number of shares that could be issued represented the total amount of shares under the warrant agreements. These warrants were classified as liabilities on our consolidated balance sheets as these were free standing instruments that may have required us to transfer an asset upon exercise. The warrant liability associated with these warrants was recorded at fair value on the issuance date of the warrants and was marked to market each reporting period based on changes in the warrants’ fair value calculated using the Black-Scholes model. Following our IPO, all preferred stock warrants were either fully exercised or converted to warrants to purchase common stock and no longer require liability classification. As a result, we no longer recognize the change in fair value of preferred stock warrant liability in our consolidated statements of operations and comprehensive loss.

Other Income (Expense), Net

Other income (expense), net consists of interest income and gains and losses from the remeasurement of foreign currency transactions into its functional currency.

Provision for (Benefit From) Income Tax

Provision for (benefit from) income taxes largely consists of foreign and state income taxes. We have generated NOL carryforwards for U.S. Federal and state tax purposes as we expand the scale of our operations. Any changes in the U.S. and foreign taxation of such activities may increase our overall provision for income taxes in the future.

We have a valuation allowance for our U.S. deferred tax assets, including federal and state NOLs. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized through expected future taxable income generated in the United States.

Results of Operations

Comparison of results for the years ended December 31, 2021 and 2020

The following table sets forth our consolidated statements of operations for periods presented:

	Year Ended December 31,
(Dollars In Millions)	2021	2020	$ Change	% Change
Revenue	$201.1	$131.8	$69.3	52.6%
Payment processing services costs	70.2	47.8	22.4	46.9%
Technology and development	31.3	24.5	6.8	27.8%
Selling and marketing	51.3	32.6	18.7	57.4%
General and administrative	61.6	42.7	18.9	44.3%
Total costs and operating expenses	214.4	147.6	66.8	45.3%
Loss from operations	(13.3)	(15.8)	2.5	(15.8)%
Interest expense	(2.0)	(2.5)	0.5	(20.0)%
Change in fair value of preferred stock warrant liability	(10.8)	(0.7)	(10.1)	1442.9%
Other income (expense), net	0.1	0.7	(0.6)	(85.7)%
Total other expenses, net	(12.7)	(2.5)	(10.2)	408.0%
Loss before income taxes	(25.9)	(18.3)	(7.6)	41.5%
Provision for (benefit from) income taxes	2.2	(7.2)	9.4	(130.6)%
Net loss	(28.1)	(11.1)	(17.0)	153.2%
Foreign currency translation adjustment	(0.2)	(0.3)	0.1	(33.3)%
Comprehensive income (loss)	$(28.3)	$(11.4)	$(16.9)	148.2%

Revenue

Revenue was $201.1 million for the year ended December 31, 2021, compared to $131.8 million for the year ended December 31, 2020, an increase of $69.3 million or 52.6%. Revenue is comprised of transaction revenue and platform and usage-based fee revenue as follows:

	Year Ended December 31,
(Dollars In Millions)	2021	2020	$ Change	% Change
Transaction revenue	$148.0	$89.6	$58.4	65.2%
Platform and usage-based fee revenue	53.1	42.2	10.9	25.8%
Revenue	$201.1	$131.8	$69.3	52.6%

Transaction revenue was $148.0 million for the year ended December 31, 2021, compared to $89.6 million for the year ended December 31, 2020, an increase of $58.4 million or 65.2%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes from both our existing clients and new clients added during the year ended December 31, 2021. We experienced strong growth in payment volume across all regions during the period. Total payment volume increased 76.0% during the year ended December 31, 2021 to $13.2 billion. Our marketing services revenue remained consistent in the year ended December 31, 2021, compared to the year ended December 31, 2020.

Platform and usage-based fee revenue was $53.1 million for the year ended December 31, 2021, compared to $42.2 million for the year ended December 31, 2020, an increase of $10.9 million or 25.8%. The increase in platform and usage-based fee revenue was driven by the full year of revenue from Simplee, increased usage by our clients and new clients signed during the year ended December 31, 2021.

Payment Processing Services Costs

Payment processing services costs were $70.2 million for the year ended December 31, 2021, compared to $47.8 million for the year ended December 31, 2020, an increase of $22.4 million or 46.9%. The increase in payment processing services costs is correlated with the increase in total payment volume of 76.0% over the same period, and was offset by lower processing costs related to bank, credit card and alternative payment transactions.

Technology and Development

Technology and development expenses were $31.3 million for the year ended December 31, 2021, compared to $24.5 million for the year ended December 31, 2020, an increase of $6.8 million or 27.8%. The increase in technology and development cost was primarily driven by an increase in personnel costs, stock-based compensation expense, software and hosting expenses and amortization expense. Personnel costs were $18.6 million for the year ended December 31, 2021, compared to $16.1 million for the year ended December 31, 2020, an increase of $2.5 million or 15.5%. The increase in personnel costs was primarily driven by an increase in headcount within our technology and development teams. Stock-based compensation expense was $2.5 million for year ended December 31, 2021, compared to $0.9 million for the year ended December 31, 2020, an increase of $1.6 million. The increase in stock-based compensation is attributable to grants awarded to existing and new employees and the additional compensation charges taken in relation to a secondary sale during the period that involved stockholders who were also employees. Software and hosting expenses was $3.9 million for the year ended December 31, 2021, compared to $2.9 million for the year ended December 31, 2021, and increase of $1.0 million. The increase is primarily related to increased hosting fees based on growth in payment volumes and additional software needs based on headcount growth. Amortization of intangible assets was $4.1 million for the year ended December 31, 2021, compared to $3.2 million for the year ended December 31, 2020, an increase of $0.9 million or 28.1%. The increase in amortization expense is attributable to the full year of amortization expense for acquired Simplee intangible assets in 2021 versus a partial year in 2020.

Selling and Marketing Expenses

Selling and marketing expenses were $51.3 million for the year ended December 31, 2021, compared to $32.6 million for the year ended December 31, 2020, an increase of $18.7 million or 57.4%. The increase in selling and marketing expenses was primarily driven by an increase in personnel costs, stock-based compensation, professional fees, and marketing costs. Personnel costs were $31.7 million for the year ended December 31, 2021, compared to $23.1 million for the year ended December 31, 2020, an increase of $8.6 million or 37.2%. The increase in personnel costs was primarily driven by an increase in headcount within our selling and marketing teams and commissions earned on sales during the period. Stock-based compensation was $5.2 million for year ended December 31, 2021, compared to $1.3 million for the year ended December 31, 2020, an increase of $3.9 million. The increase in stock-based compensation is attributable to grants awarded to existing and new employees and the additional compensation charges taken in relation to a secondary sale during the period that involved stockholders who were also employees Professional fee expenses were $4.9 million for the year ended December 31, 2021, compared to $1.5 million for the year ended December 31, 2020, an increase of $3.4 million. The increase in professional fees was due to increases in third party commissions, expenses incurred related to our public offering and consulting fees. Marketing costs were $4.0 million during the year ended December 31, 2021, compared to $2.0 million for the year ended December 31, 2020, an increase of $2.0 million or 100%. The increase in marketing costs was due to increased marketing initiatives and hosted events.

General and Administrative Expenses

General and administrative expenses were $61.6 million for the year ended December 31, 2021, compared to $42.7 million for the year ended December 31, 2020, an increase of $18.9 million or 44.3%. The increase in general and administrative expenses was primarily driven by an increase in stock-based compensation, personnel costs, professional fees, general and administrative and other costs offset by a change in the fair value of contingent consideration and acquisition related expenses. Stock-based compensation was $11.3 million for year ended December 31, 2021, compared to $1.7 million for the year ended December 31, 2020, an increase of $9.6 million. The increase in stock-compensation is attributable to grants awarded to existing and new employees, and the additional compensation charges taken in relation to a secondary sale during the period that involved stockholders who were also employees. Personnel costs were $23.9 million for the year ended December 31, 2021, compared to $19.6 million for the year ended December 31, 2020, an increase of $4.3 million or 21.9% primarily due to increased headcount. Professional fees were $7.1 million for the year ended December 31, 2021, compared to $4.2 million for the year ended December 31, 2020, an increase of $2.9 million or 69.0%. The increase in professional fees was due to increased legal and audit fees. General and administrative costs were $3.8 million for the year ended December 31, 2021, compared to $1.0 million for the year ended December 31, 2020, an increase of $2.8 million. The increase in general and administrative costs was primarily due to increased insurance costs as a public company. Other costs were $3.0 million for the year ended December 31, 2021, compared to $2.0 million for the year ended December 31, 2020, an increase of $1.1 million or 55.0%. The increase in other costs is primarily due to indirect taxes recorded during the period and increased hedging fees related to increase in total payment volume. The fair value change of contingent consideration was $2.2 million for the year ended December 31, 2021 compared to $5.4 million for the year ended December 31, 2020, a decrease of $3.2 million. Acquisition related expenses were $0.5 million for the year ended December 31, 2021 compared to $1.5 million for the year ended December 31, 2020, a decrease of $1.0 million.

Interest Expense

Interest expense was $2.0 million for the year ended December 31, 2021, compared to $2.5 million for the year ended December 31, 2020, a decrease of 0.5 million or 20.%. During July 2021, we entered into a Revolving Credit Facility with three banks for a total commitment of $50.0 million. We drew $25.9 million on the Revolving Credit Facility and used the proceeds to early prepay our existing LSA of $25.0 million, which resulted in a new interest rate per year.

Change in Fair Value of Preferred Stock Warrant Liability

Change in fair value of preferred stock warrant liability was $10.8 million for the year ended December 31, 2021, compared to $0.7 million for the year ended December 31, 2020, an increase of $10.1 million. The increase in preferred stock warrant liability was the result of an increase in the value of our preferred stock. Upon the completion of the IPO, all preferred stock warrants were either fully exercised or converted to warrants to purchase common stock. As a result, we no longer recognize the change in fair value of preferred stock warrant liability in our consolidated statements of operations and comprehensive loss.

Other Income (Expense), net

Other income (expense), net, was $0.1 million for the year ended December 31, 2021, compared to $0.7 million for the year ended December 31, 2020, a decrease of $0.6 million or 85.7%. Gains from the remeasurement of foreign currency transactions into their functional currencies were $0.1 million for the year ended December 31, 2021, compared to $0.6 million for the year ended December 31, 2020, a decrease of $0.5 million or 83.3%. The decrease was the result of the changes in foreign exchange rates against the U.S. Dollar, our financial reporting currency.

Provision for (Benefit From) Income Taxes

Provision for income taxes was $2.2 million during the year ended December 31, 2021, compared to a tax benefit of $ 7.2 million during the year ended December 31, 2020, an increase of 9.4 million. During the year ended December 31, 2021, we recorded an income tax expense of $2.2 million, which was primarily attributable to income taxes related to our profitable foreign subsidiaries and U.S. state taxes. During the year ended December 31, 2020, we recorded an income tax benefit of $7.2 million, which was primarily attributable to a non-recurring benefit of $8.4 million relating to the release of a portion of our valuation allowance. This release was due to taxable temporary differences recorded as part of the Simplee acquisition which were a source of income to realize certain pre-existing federal and state deferred tax assets. Our effective tax rate was 8.3% for the year ended December 31, 2021, compared to 39.3% for the year ended December 31, 2020.

Comparison of results for the years ended December 31, 2020 and 2019

The following table sets forth our consolidated statements of operations for periods presented:

	Year Ended December 31,
(Dollars In Millions)	2020	2019	$ Change	% Change
Revenue	$131.8	$94.9	$36.9	38.9%
Payment processing services costs	47.8	36.7	11.1	30.2%
Technology and development	24.5	15.0	9.5	63.3%
Selling and marketing	32.6	26.6	6.0	22.6%
General and administrative	42.7	34.1	8.6	25.2%
Total costs and operating expenses	147.6	112.4	35.2	31.3%
Loss from operations	(15.8)	(17.5)	1.7	(9.7)%
Interest expense	(2.5)	(2.5)	—	—
Change in fair value of preferred stock warrant liability	(0.7)	(0.1)	(0.6)	600.0%
Other income (expense), net	0.7	0.5	0.2	40.0%
Total other expenses, net	(2.5)	(2.1)	(0.4)	19.0%
Loss before income taxes	(18.3)	(19.6)	1.3	(6.6)%
Provision for (benefit from) income taxes	(7.2)	0.5	(7.7)	(1540.0)%
Net loss	(11.1)	(20.1)	9.0	(44.8)%
Foreign currency translation adjustment	(0.3)	0.1	(0.4)	(400.0)%
Comprehensive income (loss)	$(11.4)	$(20.0)	$8.6	(43.0)%

Revenue

Revenue was $131.8 million for the year ended December 31, 2020, compared to $94.9 million for the year ended December 31, 2019, an increase of $36.9 million or 38.9%. Revenue is comprised of transaction revenue and platform and usage-based fee revenue as follows:

	Year Ended December 31,
(Dollars In Millions)	2020	2019	$ Change	% Change
Transaction revenue	$89.6	$86.6	$3.0	3.5%
Platform and usage-based fee revenue	42.2	8.3	33.9	408.4%
Revenue	$131.8	$94.9	$36.9	38.9%

Transaction revenue was $89.6 million for the year ended December 31, 2020, compared to $86.6 million for the year ended December 31, 2019, an increase of $3.0 million or 3.5%. Although total payment volume from transactions included in transaction revenue were unchanged for the year ended December 31, 2020, as compared to the year ended December 31, 2019, the increase in transaction revenue was primarily driven by an increase in the relative percentage of our total payment volume originating in regions where we generate higher transaction revenue. This increase was offset by a $4.1 million or 74.5% decrease in marketing services revenue. Our marketing services revenue declined as a result of our payment partners using fewer of our marketing services for the year ended December 31, 2020, as compared to the year ended December 31, 2019.

Platform and usage-based fee revenue was $42.2 million for the year ended December 31, 2020, compared to $8.3 million for the year ended December 31, 2019, an increase of $33.9 million or 408.4%. The increase in platform and usage-based fee revenue was driven primarily by the Simplee acquisition contributing $34.1 million for the year ended December 31, 2020, of which $14.6 million was related to ancillary printing and mailing services.

Payment Processing Services Costs

Payment processing services costs were $47.8 million for the year ended December 31, 2020, compared to $36.7 million for the year ended December 31, 2019, an increase of $11.1 million or 30.2%. The increase in payment processing services costs is correlated with the increase in total payment volume of 30.5%, offset by lower processing costs incurred related to bank, credit card and alternative payment transactions.

Technology and Development

Technology and development expenses were $24.5 million for the year ended December 31, 2020, compared to $15.0 million for the year ended December 31, 2019, an increase of $9.5 million or 63.3%. The increase in technology and development cost was primarily driven by an increase in personnel cost and an increase in amortization expense. Personnel costs were $16.1 million for the year ended December 31, 2020, compared to $9.3 million for the year ended December 31, 2019, an increase of $6.8 million or 73.1%. The increase in personnel costs was primarily driven by an increase in headcount within our technology and development teams. Amortization of intangible assets was $3.2 million for the year ended December 31, 2020, compared to $1.8 million for the year ended December 31, 2019, an increase of

$1.4 million or 77.8%. The increase in amortization expense was the result of the acquisition of Simplee which added $10.5 million of acquired developed technology in connection with this acquisition, which has a weighted-average amortization period of eight years.

Selling and Marketing Expenses

Selling and marketing expenses were $32.6 million for the year ended December 31, 2020, compared to $26.6 million for the year ended December 31, 2019, an increase of $6.0 million or 22.6%. The increase in selling and marketing expenses was primarily driven by an increase in personnel costs and an increase in amortization expenses, offset by a decrease in travel related expenses. Personnel costs were $23.1 million for the year ended December 31, 2020, compared to $18.5 million for the year ended December 31, 2019, an increase of $4.6 million or 24.9%. The increase in personnel costs was primarily driven by an increase in headcount within our selling and marketing teams. Amortization of intangibles was $2.7 million for the year ended December 31, 2020, compared to $0.4 million for the year ended December 31, 2019, an increase of $ 2.3 million or 575.0%. The increase in amortization expense was the result of the acquisition of Simplee which added $48.3 million of acquired customer relationships, which have a weighted-average amortization period of 12 years. These increases were offset by reductions in travel-related expenses of $1.9 million due to COVID-19.

General and Administrative Expenses

General and administrative expenses were $42.7 million for the year ended December 31, 2020, compared to $34.1 million for the year ended December 31, 2019, an increase of $8.6 million or 25.2%. The increase in general and administrative expenses was primarily driven by the change in the fair value of contingent consideration, an increase personnel costs and an increase in professional services fees. The change in the fair value of contingent consideration related to acquisitions was $5.4 million for the year ended December 31, 2020, compared to $ 0.7 million in 2019, an increase of $4.7 million or 671.4%. Personnel costs were $ 19.6 million for the year ended December 31, 2020, compared to $16.6 million for the year ended December 31, 2019, an increase of $3.0 million or 18.1%. The increase in personnel costs was primarily driven by retention bonuses offered to Simplee employees as a result of our acquisition of Simplee. Professional fees were $4.2 million for the year ended December 31, 2020, compared to $3.8 million for the year ended December 31, 2019, an increase of $0.4 million or 10.5%. This increase was also attributable to our acquisition of Simplee. These increases were offset by a reduction in various other expenses due to COVID-19.

Interest Expense

Interest expense was $2.5 million for each of the years ended December 31, 2020 and December 31, 2019. During March 2020, we refinanced our LSA which resulted in $4.2 million in net proceeds, and a new interest rate per year.

Change in Fair Value of Preferred Stock Warrant Liability

Change in fair value of preferred stock warrant liability was $0.7 million for the year ended December 31, 2020, compared to $0.1 million for the year ended December 31, 2019, an increase of $0.6 million. The increase in preferred stock warrant liability was the result of an increase in the value of our preferred stock.

Other Income (Expense), net

Other income (expense), net, was $0.7 million for the year ended December 31, 2020, compared to $0.5 million for the year ended December 31, 2019, an increase of $ 0.2 million or 40.0%. Interest income was $0.1 million for the year ended December 31, 2020, compared to $0.6 million for the year ended December 31, 2019, a decrease of $0.5 million or 83.0% The decrease was attributable to lower interest rates on deposits, and a change in our investment policy due to the uncertainty caused by COVID-19. Gains from the remeasurement of foreign currency transactions into their functional currencies were $0.6 million for the year ended December 31, 2020, compared to losses of $0.1 million for the year ended December 31, 2019, an increase of $0.7 million. The increase was the result of the changes in foreign exchange rates against the U.S. Dollar, our financial reporting currency.

Provision for (Benefit From) Income Taxes

Provision for (benefit from) income taxes was ($ 7.2) million during the year ended December 31, 2020, compared to $0.5 million for the year ended December 31, 2019, an improvement of ($7.7) million or 1,540%. During the year ended December 31, 2020, we recorded an income tax benefit of $7.2 million, which was primarily attributable to a non-recurring benefit of $ 8.4 million relating to the release of a portion of our valuation allowance. This release was due to taxable temporary differences recorded as part of the Simplee acquisition which are a source of income to realize certain pre-existing federal and state deferred tax assets. Our effective tax rate was 39.3% for the year ended December 31, 2020, compared to (3.0%) for the year ended December 31, 2019.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through proceeds received from sales of equity securities, credit facilities and payments received from our clients as further detailed below.

In May 2021, we completed our IPO which resulted in aggregate net proceeds of $263.8 million, after underwriting discounts of $19.4 million and issuance costs of $4.9 million. As of December 31, 2021, our principal source of liquidity is cash of $389.4 million.

We believe that our existing cash will be sufficient to support our working capital and material cash requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from clients, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the price at which we are able to purchase public cloud capacity, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

Contractual Obligations

Contractual obligations consist of outstanding indebtedness under the Revolving Credit Facility and operating leases that relate to real estate for our primary facilities.

The following table summarizes our contractual obligations as of December 31, 2021:

	Payments Due by Year
(In Thousands)	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
Operating lease obligations	$4,020	$1,848	$2,140	$32	—
Debt obligations	25,939	—	25,939	—	—
Total	$29,959	$1,848	$28,079	$32	—

The following table sets forth summary cash flow information for the periods presented.

	Year Ended December 31,
(In Millions)	2021	2020	2019
Net cash provided by (used in) operating activities	$17.1	$(14.2)	$4.1
Net cash used in investing activities	(62.9)	(81.5)	(3.7)
Net cash provided by (used in) financing activities	327.5	119.0	(3.9)
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(0.3)	—
Net increase (decrease) in cash, cash equivalents and restricted cash.	$280.3	$23.0	$(3.5)

Operating Activities

Net cash provided by (used in) operating activities consists of net loss adjusted for certain non-cash items and changes in other assets and liabilities.

During 2021, cash provided by operating activities of $17.1 million was primarily the result of net loss of $28.1 million adjusted for non-cash expenses of $41.8 million, which primarily include stock-based compensation expense of $18.9 million, change in fair value of preferred stock warrant liability of $10.8 million, depreciation and amortization of $9.0 million, the revaluation of contingent consideration of $2.3 million, non-cash interest expense of $0.3 million, amortization of deferred contract costs of $0.2 million, bad debt expense of $0.2 million and deferred tax provision of $0.1 million, benefited by changes in operating assets and liabilities of $3.5 million.

During 2020, cash used in operating activities of $14.2 million was primarily the result of net loss of $11.1 million adjusted for non-cash expenses of $9.0 million, which primarily include depreciation and amortization of $6.8 million, stock-based compensation expense of $3.8 million, revaluation of contingent consideration of $5.4 million and the change in fair value of preferred stock warrant liability of $0.7 million, offset by $8.5 million related to deferred taxes and $12.1 million related to changes in our operating assets and liabilities.

During 2019, cash provided by operating activities of $4.1 million was primarily the result of net loss of $20.1 million adjusted for non-cash expenses of $8.0 million, which primarily include depreciation and amortization of $3.7 million, stock-based compensation expense of $2.9 million, revaluation of contingent consideration of $0.7 million, and change in fair value of preferred stock warrant liability of $0.1 million, benefited by changes in operating assets and liabilities of $16.2 million.

Investing Activities

During 2021, cash used in investing activities of $62.9 million was the result of our acquisition of WPM for a purchase price of $56.1 million in cash, purchase of property and equipment for $6.7 million and asset acquisition of $0.1 million.

During 2020, cash used in investing activities of $81.5 million was the result of our acquisition of Simplee for a purchase price of $79.4 million in cash, and $2.1 million related to purchases of computer equipment and software.

During 2019, cash used in investing activities of $3.7 million was the result of leasehold improvements and purchases of computer equipment and software costs.

Financing Activities

During 2021, cash provided by financing activities of $327.5 million was primarily driven by the net proceeds received from our IPO of $263.8 million, net proceeds received from our sale of preferred stock of $59.7 million and proceeds from the exercise of stock options and warrants of $6.9 million, net proceeds from borrowings under our Revolving Credit facility of $25.9 million, offset by the payoff of our previously existing term loan of $25.0 million, payments for contingent consideration of $3.8 million related to our acquisition of Simplee and $0.4 million related to issuance costs associated with our revolving credit facility.

During 2020, cash provided by financing activities of $119.0 million was the result of our sale of preferred stock for aggregate proceeds of $119.8 million and proceeds from the exercise of stock options of $0.8 million, primarily offset by payments for contingent consideration of $1.3 million related to our acquisition of OnPlan Holdings, LLC during 2018.

During 2019, cash used in financing activities of $3.9 million was the result of proceeds from issuance of long-term debt of $10.0 million and proceeds from the exercise of stock options of $0.5 million, primarily offset by payments for contingent and deferred consideration of $14.1 million related to our acquisition of OnPlan Holdings, LLC during 2018.

As of December 31, 2021, we had $25.9 million of outstanding indebtedness under the Revolving Credit Facility. The proceeds of the Revolving Credit Facility were used to pay off the existing loan of $25.0 million. The Revolving Credit Facility consists of ABR loans or Eurodollar Borrowings, at our option. ABR loans bear interest at the ABR plus the applicable rate. Eurodollar Borrowings bear interest at the Adjusted LIBO Rate plus the applicable rate. The ABR rate is based on the greatest of (a) the Prime Rate (b) the Federal Funds Effective Rate plus 1/2 of 1% and (c) the Adjusted LIBO Rate for a one-month Interest Period plus 1%. The adjusted LIBO rate is based on (a) the LIBO Rate multiplied by (b) the Statutory Reserve Rate. The applicable rate is based upon our liquidity as of the most recent consolidated financial information and ranges from 0.75% to 2.25%. The Revolving Credit Facility incurs a commitment fee ranging from 0.25% to 0.35% based upon our liquidity as of the most recent consolidated financial information assessed on the average undrawn portion of the available commitment. We have access to an additional $24.1 million of additional funds under the Revolving Credit Facility to draw in the future.

As of December 31, 2020, we had $25.0 million of outstanding indebtedness under the LSA. The proceeds of the Term Loan were used to purchase OnPlan Holdings, LLC. The LSA was interest only until May 2023 and bore annual interest at a rate equal to the greater of (i) 5.25% above the prime rate of (ii) 8.50%. Refer to Note 10 - Debt for additional details related to the LSA.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated, and reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 1 - Business Overview and Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We believe that the following critical accounting policies are most important to the judgments and estimates used in the preparation of our consolidated financial statements.

Intangible Assets

Intangible assets consist of acquired developed technology, customer relationships, trade names and associated trademarks and noncompete agreements. Intangible assets are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired, and reported net of accumulated amortization, separately from goodwill.

We estimate the fair value of acquired developed technology using the relief-from-royalty method, a form of the income approach, which estimates the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for similar technology. The fair value of customer relationships is estimated using the multi-period excess earnings method under the income approach, which represents the total income to be generated by the asset. Under this method, the value of an intangible asset is equal to the present value of the incremental after-tax cash flows attributable solely to the intangible asset. We value noncompete agreements using the with and without method. This method compares our projected discounted cash flows in two distinct scenarios: first, we assume that the covenant not-to-compete is in-place and, second, we assume that the covenant not-to-compete is not in-place. A probability adjustment factor is then applied to the difference between the two scenarios to determine the fair value of the noncompete agreement. We value trade names and trademarks using the relief from royalty method. The relief-from-royalty method determines the present value of the economic royalty savings associated with the ownership or possession of the trade name or trademark based on an estimated royalty rate applied to the cash flows to be generated by the business. The estimated royalty rate is determined based on the assessment of a reasonable royalty rate that a third party would negotiate in an arm’s-length license agreement for the use of the trade name or trademark.

The useful lives for developed technology are determined based on expectations regarding the evolution of existing technology and future investments. The useful lives for customer-related intangible assets are determined based primarily on forecasted cash flows, which include estimates for the revenues, expenses and customer attrition associated with the assets. The useful lives of definite-lived trademarks and trade names are based on our plans to phase out the trademarks and trade names in the applicable markets. The useful lives for noncompete agreements are determined based on the term of the related agreements.

Intangible assets are amortized using a method that reflects the pattern in which the economic benefits of the intangible asset are expected to be realized over their estimated useful lives ranging from one to twelve years. No significant residual value is estimated for intangible assets.

The estimated fair values of these intangible assets reflect various assumptions including discount rates, revenue growth rates, operating margins, terminal values, useful lives and other prospective financial information.

The judgments made in determining the estimated fair value of intangibles as well as the estimated lives, can materially impact net income or loss in periods subsequent to the acquisition through depreciation and amortization, and in certain instances through impairment charges, if the assets become impaired in the future.

Contingent Consideration

Contingent consideration in business combinations is recognized at fair value on the acquisition date.

In connection with the acquisition of WPM, we entered into an agreement to make certain earn-out payments based on the achievement of certain platform integration objectives as well as the achievement of minimum payment volume targets. The platform integration objectives are payable upon completion, and the payment volume targets are payable based on the results of the 15 month and subsequent 12 month periods after acquisition. The fair value of the contingent consideration related to the payment volume targets was determined using an option pricing model and the fair value of the contingent consideration related to the platform integration objectives was determined using a scenario based method that reflects our expectation about the probability of payment based on facts and circumstances that existed at the acquisition closing date. The option pricing model includes significant unobservable inputs such as expectations regarding payment volume, a market price of risk adjustment for revenue and revenue volatility. The scenario based method includes significant unobservable inputs such as the probability of completing certain platform integrations. Increases or decreases in any of the probabilities of success in which the platform integration objectives are expected to be achieved would result in higher or lower fair value measurement, respectively. Increases or decreases in expectations regarding the level at which payment volume are expected to be achieved would result in a higher or lower fair value measurement, respectively. Increases or decreases in the market price of risk adjustment of revenue would result in a decrease or increase in the fair value measurement, respectively. Increases or decreases in the revenue volatility would result in a decrease or increase in the fair value measurement, respectively.

In connection with the acquisition of Simplee, we entered into an agreement to make certain earn-out payments based on the achievement of applicable objectives as well as the achievement of certain revenue targets established for the years ended December 31, 2020 and 2021. The earn-outs related to the Simplee acquisition were payable at the one-year and two-year acquisition anniversary dates based on the prior year calendar revenue results. The fair value of the contingent consideration was determined using an option pricing model that reflects our expectation about the probability of payment based on facts and circumstances that existed at the acquisition closing date. The option pricing model includes significant unobservable inputs such as a discount rate that equals risk-free rate plus a spread to reflect the credit risk as estimated by our cost of debt, the probability of achieving established revenue, the probability of retaining key employees and the probability of completing certain platform integrations. Increases or decreases in any of the probabilities of success in which volume targets are expected to be achieved would result in a higher or lower liability, respectively. Increases or decreases in the discount rate would result in a lower or higher liability, respectively.

Subsequent to the acquisition date, at each reporting date, the contingent consideration is remeasured and changes in the fair value resulting from a change in the underlying inputs are recognized in general and administrative expense in the consolidated statements of operations and comprehensive loss until the contingent consideration is settled. The maximum amount we would be required to pay related to WPM and Simplee acquisitions is $7.9 million and $20.0 million, respectively. The fair value of the contingent consideration at December 31, 2021 and 2020 was $11.3 and $12.5 million, respectively.

Valuation of Warrants to Purchase Preferred Stock

Prior to our IPO, we classified warrants to purchase shares of our convertible preferred stock as liabilities on our balance sheets as these were free standing instruments that may have required us to transfer assets upon exercise. The warrant liability associated with these warrants was recorded at fair value on the issuance date of each warrant and was subsequently marked to market each reporting period based on changes in the warrants’ fair value calculated using the Black-Scholes model. Inputs used in the fair value calculation included exercise price, risk-free interest rate, expected dividend yield, remaining contractual term and expected volatility. We determined the fair value per share of the underlying preferred stock by taking into consideration the most recent sales of our convertible preferred stock, results obtained from third-party valuations and additional factors that we deemed relevant. We were a private company and lacked company-specific historical and implied volatility information of our stock. Therefore, we estimated expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. We estimated a 0% dividend yield based on the fact that we have never paid or declared dividends. Following our IPO, the preferred stock warrants were either fully exercised or converted to warrants to purchase common stock. As of December 31, 2021, there were no preferred stock warrants outstanding.

The table below quantifies the weighted average of the most significant inputs used for the warrants valuation:

	Year Ended December 31,
	2020	2019
Fair value of preferred stock	$6.48	$4.67
Risk-free interest rate	0.7%	1.8%
Expected volatility	42.5%	44.0%
Expected dividend yield	—	—
Remaining contractual term (in years)	4	5

Changes in fair value of the warrants were recognized on the consolidated statements of operations and comprehensive loss. There were no warrants to purchase preferred stock issued during the year ended on December 31, 2021 and 2020.

Revenue Recognition

We derive revenue from transactions and platform and usage-based fees.

Transaction Revenue

Our transaction revenue is derived from fees charged for payment processing services provided to educational institutions, healthcare entities and other commercial entities. Our services relate to facilitating payments from individuals, such as students and patients, and organizations to clients. Fees charged for payment processing services consists of a rate applied to the monetary value of the payment and can vary based on the payment method, currency pair conversion the transaction is settling in, as well as the geographic region in which the client and the client’s customer resides. Fees received are recorded as revenue in the consolidated statements of operations and comprehensive loss upon completion of the payment processing transaction. We do not recognize the underlying amount of the transaction being settled between client and client’s customer, as revenue or cost of revenue in the consolidated statements of operations and comprehensive loss, as we are not the responsible party for fulfilling the obligation between the client and client’s customer. Therefore, revenue is only recognized for the fee for which we are entitled for processing the payment.

We also earn revenue from fees charged to credit card service providers for marketing arrangements in which we perform certain marketing activities to increase the awareness of the credit card provider and promote certain methods of payment. Consideration under these arrangements include fixed fees and variable fees based on a percentage of transactions processed during the duration of the marketing program.

The money can be wired directly from the client’s customer to us, however, in certain situations when the client’s customer lives in a country where we do not have an active bank account, we use third-party service providers to collect wired funds before remitting the funds to us. The third-party service provider invoices us on a recurring basis with a fee for each payment processed and deposited into our bank account. The fee paid to third-party service providers as well as any foreign exchange banking fees paid by us are reflected in the payment processing service costs line in the consolidated statements of operations and comprehensive loss.

Platform and Usage-Based Fee Revenue

Our platform and usage-based fee revenue is derived from fees earned for utilizing our platform to collect accounts receivables on behalf of our clients from their customers, fees collected on payment plans established by a client for obligations due by a client’s customer, subscription fees and fees related to printing and mailing statements. Fees charged consist of a fixed fee and a variable fee determined based on volume of transaction processed through our platform.

Performance Obligations

We use significant judgement on determining the performance obligations in the arrangement based on considerations such as whether the client can benefit from each service on its own or together with other resources that are readily available from third parties or from us and whether each service is distinct in the context of the arrangement, whereby the transfer of the service is separately identifiable from other promises in the contract. In addition, we consider whether the arrangements contain a series of distinct services that are substantially the same and whether they have the same pattern of transfer.

Substantially all of our arrangements represent a single promise to provide continuous access to our platform to perform a series of activities such as payment processing services, cash collection optimization services, marketing, printing and mailing services, on an as-needed basis. As each day of providing these services is substantially the same and the client simultaneously receives and consumes the benefits as services are provided, these services are viewed as a single performance obligation comprised of a series of distinct daily services. We satisfy the performance obligation as these services are provided. Revenue is recognized in the month the service is complete.

For those arrangements that include fixed consideration, the fixed component is recognized ratably over the service period while variable consideration is recognized in the period earned.

We consider implementation service an activity to fulfill a contract, rather than a distinct performance obligation as the client does not obtain benefits from the implementation service alone. We charge an immaterial amount for implementation services.

Variable Consideration

Our contracts contain variable consideration as the amount we expect to receive in a contract is based on the occurrence or non-occurrence of future events, such as processing services performed as a transaction-based pricing arrangement. The variable consideration relates specifically to our effort to transfer each distinct daily service, as such we allocate the variable consideration earned to the distinct day in which those activities are performed and we recognize these fees as revenue in period earned, at which point the variable amount is known and it does not require estimation.

Other Revenue Recognition Policies

We incur costs in processing payments which may include banking, credit card processing, foreign currency translation and partner fees. These fees are direct costs incurred in providing payment processing services. The determination of whether we are a principal to a transaction (gross revenue) or an agent (net revenue) can require considerable judgment. Changes in judgments with respect to these assumptions and estimates could impact the amount of revenue recognized. Since we control the payment processing service, we are responsible for completing the payment, bear primary responsibility for the fulfillment of the payment service, and have full discretion in determining the fee charged, we act as a principal. As such, we recognize payment processing fee charged on a gross basis.

Stock-Based Compensation

We determine stock-based compensation expense associated with stock options based on the estimated grant date fair value method using the Black-Scholes option-pricing model. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. We account for forfeitures as they occur.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock- based awards. These assumptions include:

Expected term—The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the stock-based awards.

Expected volatility—Since we are a recent public company with limited trading history for our common stock, the expected volatility is estimated based on the average volatility for comparable publicly traded companies over a period equal to the expected term of the stock option grants. The comparable companies are chosen based on their similar size, stage in the lifecycle or area of specialty.

Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.

Expected dividend yield—We have never paid dividends on our common stock and non-voting common stock and have no plans to pay dividends on our common stock.

Common Stock Valuation—Given the absence of an active market for our common stock and non-voting common stock prior to our IPO, the fair value of the shares of common stock underlying our share-based awards was estimated on each grant date by our board of directors with input from management and contemporaneous third-party valuations. These third-party valuations were performed in accordance with the guidance outlined by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation using either an option-pricing method, or OPM, or a hybrid method, both of which used market approaches and income approaches to estimate our enterprise value. The hybrid method is a probability-weighted expected return method, or PWERM, where the equity value in one or more of the scenarios is calculated using an OPM. The PWERM is a scenario-based methodology that estimates the fair value of common stock based upon an analysis of future values for a company, assuming various outcomes. The common stock value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common stock. A discount for lack of marketability of the common stock is then applied to arrive at an indication of value for the common stock. The OPM treats common stock and redeemable convertible preferred stock as call options on an equity value, with exercise prices based on the liquidation preference of our redeemable convertible preferred stock. Under this method, our common stock has value only if the funds available for distribution to stockholders exceed the value of the liquidation preference at the time of a liquidity event, such as a merger or sale, assuming we have funds available to make a liquidation preference meaningful and collectible by the stockholders. The common stock is considered to be a call option with a claim at an exercise price equal to the remaining value immediately after the redeemable convertible preferred stock is liquidated.

In addition to considering the results of third-party valuations, our board of directors exercised reasonable judgment and considered various objective and subjective factors to determine the fair value of our common stock as of the date of each grant, including:

•
our actual operating results and financial performance;
•
conditions in the industry and economy in general;
•
the rights, preferences and privileges of our redeemable convertible preferred stock and convertible preferred stock relative to those of our common stock;
•
the likelihood of achieving a liquidity event for the holders of our common stock, such as an IPO or a sale of our company, given prevailing market conditions;
•
equity market conditions affecting comparable public companies and the market performance of comparable publicly traded companies;
•
the U.S. and global capital market conditions; and
•
the lack of marketability of our common stock and the results of independent third-party valuations.

The assumptions underlying these valuations represented management’s best estimate, which involved inherent uncertainties and the application of management’s judgment. As a result, if we had used significantly different assumptions or estimates, the fair value of our common stock and our stock-based compensation expense could have been materially different.

Following our IPO, our board of directors no longer estimate the fair value of our common stock in connection with granted stock options and other granted equity awards as the fair value of our common stock is determined based on the quoted market price of our common stock.

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

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. See “Risk Factors - Risks Related to Ownership of Our Common Stock - We are an emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

Recent Accounting Pronouncements

See Note 1 - Business Overview and Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of December 31, 2021.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the United States and globally, and we are exposed to market risks in the ordinary course of our business, including foreign currency fluctuations and the effects of interest rate changes. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Interest Rate Risk

Our Revolving Credit Facility consists of ABR loans or Eurodollar Borrowings, at our option. ABR loans bear interest at the ABR plus applicable rate. Eurodollar Borrowings bear interest at the Adjusted LIBO Rate plus the applicable rate. The ABR rate is based on the greatest of (a) the Prime Rate (b) the Federal Funds Effective Rate plus 1/2 of 1% and (c) the Adjusted LIBO Rate for a one-month Interest Period plus 1%. The adjusted LIBO rate is based on (a) the LIBO Rate multiplied by (b) the Statutory Reserve Rate. The applicable rate is based upon our liquidity as of the most recent consolidated financial information and ranges from 0.75% to 2.25%. The Revolving Credit Facility incurs a commitment fee ranging from 0.25% to 0.35% based upon our liquidity as of the most recent consolidated financial information assessed on the average undrawn portion of the available commitment. As of December 31, 2021, $25.9 million was outstanding under our Revolving Credit Facility. An immediate 10% increase or decrease in interest rates would not have a material effect on our financial position, results of operations or cash flows.

Prior to our Revolving Credit Facility, we incurred borrowings under the LSA which accrued interest at a floating per annum rate equal to the greater of (i) 5.25% above the prime rate; or (ii) 8.50%. As of December 31, 2020, $24.3 million was outstanding under the LSA.

Foreign Currency Risk

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Flywire Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Flywire Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock, redeemable convertible preferred stock and stockholders’ equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts, U.S.A.

March 29, 2022

We have served as the Company’s auditor since 2019.

FLYWIRE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$385,360	$104,052
Restricted cash	4,000	5,000
Accounts receivable, net of allowance for doubtful accounts of $106 and $481, respectively	12,968	11,573
Unbilled receivables	3,340	1,698
Funds receivable from payment partners	28,286	22,481
Prepaid expenses and other current assets	9,834	3,754
Total current assets	443,788	148,558
Property and equipment, net	9,442	5,101
Intangible assets, net	93,598	68,211
Goodwill	85,841	44,650
Other assets	7,176	4,922
Total assets	$639,845	$271,442
Liabilities, Convertible Preferred Stock, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$10,242	$5,436
Funds payable to clients	71,302	59,986
Accrued expenses and other current liabilities	22,726	14,991
Deferred revenue	5,488	1,227
Contingent consideration	7,719	6,740
Total current liabilities	117,477	88,380
Deferred tax liabilities	8,401	481
Contingent consideration, net of current portion	3,590	5,760
Preferred stock warrant liability	—	1,932
Long-term debt	25,939	24,352
Other liabilities	2,237	2,129
Total liabilities	157,644	123,034
Commitments and contingencies (Note 16)
Convertible preferred stock (Series A, B, B1, B1-NV, C and D), $0.0001 par value; 0 and 62,915,394 shares authorized at December 31, 2021 and 2020, respectively; 0 and 54,208,461 shares issued and outstanding at December 31, 2021 and 2020, respectively; liquidation preference of $0 and $110,716 at December 31, 2021 and 2020, respectively	—	110,401
Redeemable convertible preferred stock (Series E-1, E-2, F1 and F-2), $0.0001 par value; 0 and 16,023,132 shares authorized at December 31, 2021 and 2020, respectively; 0 and 11,239,920 shares issued and outstanding at December 31, 2021 and 2020, respectively; liquidation preference of $0 and $150,000 at December 31, 2021 and 2020, respectively	—	119,769

FLYWIRE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31,
	2021	2020
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and 0 shares authorized as of December 31, 2021 and 2020, respectively; and none issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Voting common stock, $0.0001 par value; 2,000,000,000 and 146,898,270 shares authorized as of December 31, 2021 and 2020, respectively; 102,771,899 shares issued and 100,454,177 shares outstanding as of December 31, 2021; 22,240,872 shares issued and 19,923,150 shares outstanding as of December 31, 2020	10	2
Non-voting common stock, $0.0001 par value; 10,000,000 and 0 shares authorized as of December 31, 2021 and 2020, respectively; 5,988,378 and 0 issued and outstanding as of December 31, 2021 and 2020, respectively	1	—
Treasury stock, 2,317,722 shares as of December 31, 2021 and 2020, held at cost	(748)	(748)
Additional paid-in capital	609,194	16,970
Accumulated other comprehensive loss	(399)	(214)
Accumulated deficit	(125,857)	(97,772)
Total stockholders’ equity (deficit)	482,201	(81,762)
Total liabilities, convertible preferred stock, redeemable convertible preferred stock and stockholders’ equity (deficit)	$639,845	$271,442

The accompanying notes are an integral part of these consolidated financial statements.

FLYWIRE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$201,149	$131,783	$94,918
Costs and operating expenses:
Payment processing services costs	70,191	47,805	36,726
Technology and development	31,295	24,501	15,008
Selling and marketing	51,297	32,612	26,606
General and administrative	61,623	42,680	34,035
Total costs and operating expenses	214,406	147,598	112,375
Loss from operations	$(13,257)	$(15,815)	$(17,457)
Other income (expense):
Interest expense	(2,021)	(2,533)	(2,459)
Change in fair value of preferred stock warrant liability	(10,758)	(625)	(127)
Other income (expense), net	109	697	477
Total other expenses, net	(12,670)	(2,461)	(2,109)
Loss before provision for (benefit from) income taxes	(25,927)	(18,276)	(19,566)
Provision for (benefit from) income taxes	2,158	(7,169)	550
Net loss	$(28,085)	$(11,107)	$(20,116)
Foreign currency translation adjustment	(185)	(316)	66
Comprehensive loss	$(28,270)	$(11,423)	$(20,050)
Net loss attributable to common stockholders - basic and diluted	$(28,098)	$(11,121)	$(20,116)
Net loss per share attributable to common stockholders - basic and diluted	$(0.39)	$(0.60)	$(1.25)
Weighted average common shares outstanding - basic and diluted	71,168,054	18,389,898	16,067,088

The accompanying notes are an integral part of these consolidated financial statements.

FLYWIRE CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Amounts in thousands, except share and per share amounts)

	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Voting 'Common Stock		Non-Voting 'Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	(Deficit)	(Deficit)
Balances at December 31, 2018	54,208,461	$110,401	—	—	19,788,243	$1	—	—	(2,227,722)	$(453)	$8,630	$36	$(66,549)	$(58,335)
Issuance of common stock upon exercise of stock options	—	—	—	—	705,903	1	—	—	—	—	452	—		453
Repurchase of common stock	—	—	—	—	—	—	—	—	(90,000)	(295)	—	—	—	(295)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	66	—	66
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,949	—	—	2,949
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(20,116)	(20,116)
Balances at December 31, 2019	54,208,461	$110,401	—	—	20,494,146	$2	—	—	(2,317,722)	$(748)	12,031	$102	$(86,665)	$(75,278)
Issuance of common stock upon the exercise of stock options	—	—	—	—	1,852,695	— *	—	—	—	—	773	—	—	773
Issuance of common stock warrants	—	—	—	—		—	—	—	—	—	336	—	—	336
Forfeiture of unvested restricted stock awards	—	—	—	—	(105,969)	— *	—	—	—	—	—	—	—	—
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $245	—	—	11,239,920	119,755	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	—	—	14	—	—	—	—	—	—	(14)	—	—	(14)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(316)	—	(316)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	3,844	—	—	3,844
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,107)	(11,107)
Balances at December 31, 2020	54,208,461	$110,401	11,239,920	$119,769	22,240,872	$2	—	—	(2,317,722)	$(748)	$16,970	$(214)	$(97,772)	$(81,762)
Issuance of common stock upon exercise of stock options, net of shares withheld	—	—	—	—	5,893,600	1	—	—	—	—	6,582	—	—	6,583
Issuance of Series F-1 redeemable convertible preferred stock, net of issuance costs of $265	—	—	2,571,936	59,735	—	—	—	—	—	—	—	—	—	—
Exercise of common stock warrants	—	—	—	—	417,021	—	—	—	—	—	294	—	—	294
Accretion of redeemable convertible preferred stock	—	—	—	13	—	—	—	—	—	—	(13)	—	—	(13)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(185)	—	(185)

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	18,928	—	—	18,928
Issuance of common stock in connection with IPO, net of underwriting discounts and commissions	—	—	—	—	12,006,000	1	—	—	—	—	268,693	—	—	268,694
Costs incurred in connection with IPO	—	—	—	—	—	—	—	—	—	—	(4,860)	—	—	(4,860)
Issuance of Series C preferred stock upon net exercise of Series C preferred stock warrants	182,467	6,417	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock upon IPO	(54,390,928)	(116,818)	—	—	54,390,928	5	—	—	—	—	116,813	—	—	116,818
Conversion of redeemable convertible preferred stock upon IPO	—	—	(13,811,856)	(179,517)	7,823,478	1	5,988,378	1	—	—	179,515	—	—	179,517
Reclassification of warrant liability to additional paid-in capital upon IPO	—	—	—	—	—	—	—	—	—	—	6,272	—	—	6,272
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(28,085)	(28,085)
Balances at December 31, 2021	—	—	—	—	102,771,899	$10	5,988,378	$1	(2,317,722)	$(748)	$609,194	$(399)	$(125,857)	$482,201

* amount is less than $1 thousand

The accompanying notes are an integral part of these consolidated financial statements.

FLYWIRE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(28,085)	$(11,107)	$(20,116)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,998	6,794	3,730
Stock-based compensation expense	18,928	3,844	2,949
Amortization of deferred contract costs	245	414	—
Change in fair value of preferred stock warrant liability	10,758	625	127
Change in fair value of contingent consideration	2,263	5,400	660
Deferred tax provision	146	(8,535)	(11)
Bad debt expense	165	237	253
Non-cash interest expense	252	227	308
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(587)	(1,555)	(431)
Unbilled receivables	(1,642)	(401)	(1,055)
Funds receivable from payment partners	(5,805)	(6,033)	1,223
Prepaid expenses and other current assets	(7,854)	(3,840)	(410)
Funds payable to clients	11,316	(5,279)	13,314
Accounts payable, accrued expenses and other current liabilities	11,230	5,669	2,250
Contingent consideration	(3,212)	(693)	—
Other liabilities	174	83	444
Deferred revenue	(159)	(73)	838
Net cash provided by (used in) operating activities	17,131	(14,223)	4,073
Cash flows from investing activities:
Purchases of property and equipment	(6,684)	(2,141)	(3,748)
Acquisitions of businesses, net of cash acquired	(56,111)	(79,401)	—
Asset acquisition, net of cash acquired	(119)	—	—
Net cash used in investing activities	(62,914)	(81,542)	(3,748)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discount and commissions	268,694	—	—
Payment of costs related to initial public offering	(4,860)	—	—
Proceeds from issuance of long-term debt	25,939	4,167	10,000
Payment of long-term debt issuance costs	(418)	(172)	—
Repayment of long-term debt	(25,000)	(4,167)	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	59,735	119,755	—
Repurchase of common stock	—	—	(295)
Proceeds from exercise of warrants	294	—	—
Contingent consideration paid for acquisitions	(3,800)	(1,307)	(12,423)
Deferred consideration paid for acquisitions	—	—	(1,650)
Proceeds from exercise of stock options	6,928	773	453
Net cash provided by (used in) financing activities	327,512	119,049	(3,915)
Effect of exchange rates changes on cash and cash equivalents	(1,421)	(259)	15
Net increase (decrease) in cash, cash equivalents and restricted cash	280,308	23,025	(3,575)
Cash, cash equivalents and restricted cash, beginning of year	$109,052	$86,027	$89,602
Cash, cash equivalents and restricted cash, end of year	$389,360	$109,052	$86,027

The accompanying notes are an integral part of these consolidated financial statements.

FLYWIRE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosures of cash flow and noncash information
Cash paid during the period for interest	1,600	2,098	1,851
Accretion of redeemable convertible preferred stock	(13)	(14)	—
Issuance of common stock warrants	—	336	—
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$385,360	$104,052	$86,027
Restricted cash	4,000	5,000	—
Cash, cash equivalents and restricted cash	$389,360	$109,052	$86,027

The accompanying notes are an integral part of these consolidated financial statements.

FLYWIRE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Business Overview and Summary of Significant Accounting Policies

Flywire Corporation (we, our, Flywire or the Company) was incorporated under the laws of the State of Delaware in July 2009 as peerTransfer Corporation. In 2016, the Company changed its name to Flywire Corporation. The Company is headquartered in Boston, Massachusetts and has a global footprint in 11 countries across 5 continents.

Flywire provides a secure global payments platform, offering its clients an innovative and streamlined process to receive reconciled domestic and international payments in a more cost effective and efficient manner. The Company’s solutions are built on three core elements: (i) a next-gen payments platform; (ii) a proprietary global payment network; and (iii) vertical-specific software backed by its deep industry expertise.

Initial Public Offering

On May 28, 2021, in connection with the Company’s initial public offering (IPO), the Company filed an amended and restated certificate of incorporation, which became effective on that date. The amended and restated certificate of incorporation authorized the issuance of 2,000,000,000 shares of voting common stock, 10,000,000 shares of non-voting common stock and 10,000,000 shares of preferred stock. Each class of stock has a par value of $0.0001 per share.

On May 28, 2021, the Company completed its IPO, in which the Company issued and sold 12,006,000 shares of voting common stock at a public offering price of $24.00 per share, which included 1,566,000 shares of voting common stock issued pursuant to the exercise in full of the underwriters' option to purchase additional shares. The Company received $263.8 million in net proceeds from the IPO, after deducting underwriting discounts and commissions of $19.4 million and other offering costs of $4.9 million.

Immediately prior to the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock and redeemable convertible preferred stock, including 182,467 shares of preferred stock issued upon exercise of a warrant immediately prior to the closing of the IPO, were converted into 62,214,406 shares of voting common stock and 5,988,378 shares of non-voting common stock. Prior to the closing of the IPO, the Company had warrants to purchase 190,500 shares of its convertible preferred stock outstanding, such warrants were converted immediately prior to the closing of the IPO into warrants to purchase 190,500 shares of the Company’s voting common stock and the associated preferred stock warrant liabilities were remeasured to its fair value of $6.3 million and reclassified to additional paid-in capital.

Prior to the IPO, deferred offering costs, which consist of legal, accounting, consulting and other direct fees and costs relating to the IPO, were capitalized in other long-term assets. Upon the completion of the IPO, these costs were offset against the proceeds from the IPO and recorded as a reduction to additional paid-in capital.

Stock Split

In May 2021, the Company filed an amendment to its amended and restated certificate of incorporation to effect a 3-for-1 forward stock split of its common stock, convertible preferred stock and redeemable convertible preferred stock. In connection with the forward stock split, each issued and outstanding share of common stock, automatically and without action on the part of the holders, became three shares of common stock, each issued and outstanding share of convertible preferred stock, automatically and without action on the part of the holders, became three shares of convertible preferred stock and each issued and outstanding share of redeemable convertible preferred stock, automatically and without action on the part of the holders, became three shares of redeemable convertible preferred stock. The par value per share of common stock, convertible preferred stock and redeemable convertible preferred stock was not adjusted. All references to the convertible preferred stock, redeemable convertible preferred stock, common stock, treasury stock, options to purchase common stock, restricted stock awards, warrants to purchase convertible preferred stock, warrants to purchase common stock, per share amounts and related information contained in the consolidated financial statements have been retroactively adjusted to reflect the effect of the stock split for all periods presented.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Intercompany accounts and transactions have been eliminated upon consolidation.

Segment Information

The Company has a single operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. See Note 2 - Revenue and Recognition for information regarding the Company's revenue by geographic area.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the valuation of common stock and the preferred stock warrant liability prior to the Company's IPO, stock-based compensation, impairment assessment of goodwill, intangibles and other long-lived assets, the valuation of acquired intangible assets and their useful lives, and the valuation of contingent consideration. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Impact of COVID-19

On March 11, 2020, the World Health Organization (WHO) declared the outbreak of a novel coronavirus (COVID-19) as a global pandemic. The unprecedented and rapid spread of COVID-19 as well as the shelter-in-place orders, promotion of social distancing measures, restrictions to businesses deemed non-essential, and travel restrictions implemented throughout the United States and globally significantly impacted the verticals in which the Company has been predominantly focused over the last decade, including payment volumes, sales cycles and time to implementation in those verticals. However, during this period the Company had not experienced any significant client attrition and our net dollar-based retention rate remained strong.

In response to the COVID-19 pandemic, the Company executed a reduction in force in May of 2020, cut corporate bonus programs, eliminated corporate travel and reduced professional service and other fees. Further, the Company implemented remote working capabilities and measures focused on the safety of employees. For the year ended December 31, 2021, the Company observed recoveries in total payment volume and revenue. The growth in both total payment volume and revenue was a result of economies re-opening. Additionally, the Company has resumed hiring across all departments to meet growth and public company challenges. The Company does not currently foresee the need to take additional actions; however, as variants or sub-variants of COVID-19 emerge, the Company continues to evaluate the nature and extent of these potential impacts to the Company's business, consolidated financial statements, and liquidity.

Impact of the Conflict between Russia and Ukraine

The Company does not have any operations, including long-lived assets, in Ukraine or Russia, nor do Clients receive material payments from payers in these regions. As of the issuance date of these consolidated financial statements, management is not aware of any and does not foresee material impact to future revenue or operations. However, the Company notes Ukraine is a major engineering hub and the conflict may create a global challenge in outsourcing or hiring engineering talent.

Out-of-period Adjustment

During the fourth quarter of 2021, the Company identified immaterial errors related to direct and indirect taxes in its historical financial statements. The cumulative effect of the errors generated in the fiscal year 2017 through the third quarter of 2021 was corrected during the fourth quarter of 2021, resulting in an increase to net loss for the fiscal year 2021 of $1.0 million. The Company concluded that the errors were not material to any prior period consolidated financial statements and the correction of the errors was not material to the consolidated financial statements for the year ended December 31, 2021.

Concentrations of Credit Risk, Financial Instruments and Significant Clients

Financial instruments that potentially subject the Company to concentration of credit risk consists principally of cash, cash equivalents, accounts receivable and funds receivable from payment partners. The Company maintains its cash and cash equivalents with financial institutions that management believes are of high credit quality. To manage credit risk related to accounts receivable, the Company evaluates credit worthiness of its clients and maintains allowances, to the extent necessary, for potential credit losses based upon the aging of its accounts receivable balances and known collection issues. The Company did not experience any material credit losses during the years ended December 31, 2021, 2020 and 2019.

The Company has corporate deposit balances with financial institutions which exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000. As part of the cash management process, the Company performs periodic reviews of the financial institution credit standing.

Accounts receivable are derived from revenue earned from clients located in the U.S. and internationally. Significant clients are those that represent 10% or more of accounts receivable, net as set forth in the following table:

	December 31,
	2021	2020
Client A	36%	19%
Client B	12%	10%

Funds receivable from payment partners consist primarily of cash held by the Company’s global payment processing partners that have not yet remitted to the Company. Significant partners are those that represent 10% or more of funds receivable from payment partners as set forth in the following table:

	December 31,
	2021	2020
Partner A	*	24%
Partner B	14%	12%
Partner C	15%	12%
Partner D	12%	*
Partner E	21%	*

* Less than 10% of total balance.

During the years ended December 31, 2021, 2020 and 2019, no client accounted for 10% or more of revenue.

During the year ended December 31, 2021, revenue from clients located outside of the United States in the aggregate accounted for 34.6% of the Company’s total revenues, with the United Kingdom accounting for 13.8% and Canada accounting for 13.9%. No other countries accounted for greater than 10% of revenues for the year ended December 31, 2021.

During the year ended December 31, 2020, revenue from clients located outside of the United States in the aggregate accounted for 25.7% of the Company’s total revenues, with the United Kingdom accounting for 13.8% and Canada accounting for 9.1%. No other countries accounted for greater than 10% of revenues for the year ended December 31, 2020.

During the year ended December 31, 2019, revenue from clients located outside of the United States in the aggregate accounted for 28.5% of the Company’s total revenues, with the United Kingdom accounting for 16.4% and Canada accounting for 9.5%. No other countries accounted for greater than 10% of revenues for the year ended December 31, 2019.

Summary of Significant Accounting Policies

Cash Equivalents and Restricted Cash

Cash equivalents consist of short-term, highly liquid investments with stated maturities of three months or less from the date of purchase.

Restricted cash consists of amounts required to be maintained to cover certain banks’ or clients’ credit risk exposure related to facilitating payments for the Company. As of December 31, 2021 and 2020, the Company had $4.0 million and $5.0 million of restricted cash, respectively.

Allowance for Doubtful Accounts

Accounts receivable represent customer obligations that are unconditional. Accounts receivable are presented net of an estimated allowance for doubtful accounts for amounts that may not be collectible. The Company’s accounts receivable do not bear interest and generally does not require collateral or other security to support related receivables. The Company establishes an allowance for doubtful accounts for estimated losses expected from amounts that may not be collectible, through a provision for bad debt. Subsequent recoveries, if any, are credited to the allowance. The allowance for doubtful accounts is evaluated on a regular basis and is based on the credit risk of specific customers, past collection history and management’s evaluation of accounts receivable. Account balances are written off after all means of collection are exhausted and the potential for nonrecovery is determined to be probable. Adjustments to the allowance for doubtful accounts are recorded within general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Property and Equipment, net

Property and equipment consist primarily of computer equipment and software, internal use software, furniture and fixtures and leasehold improvements. Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which is between three to five years for computer equipment and software, five years for internal use software, three years for furniture and fixtures, and the lesser of the useful life or remaining non-cancelable term of the lease for leasehold improvements. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation are removed from the consolidated balance sheets and the resulting gain or loss is reflected in loss from operations in the consolidated statements of operations and comprehensive loss.

Impairment of Long-Lived Assets

The Company continually evaluates the recoverability of long-lived asset (asset group) when events and changes in circumstances indicate that the carrying amount of the long-lived asset group may not be fully recoverable. Factors the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. When indicators of impairment are present, the Company compares forecasts of undiscounted future cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. There were no impairments recorded for the Company’s long-lived assets during any of the periods presented.

Intangible Assets, net

Intangible assets consist of acquired customer relationships, developed technology, trade names and associated trademarks and noncompete agreements. Intangible assets are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired, and reported net of accumulated amortization, separately from goodwill.

The Company estimates the fair value of acquired intangible assets under the income approach using the relief-from-royalty method (for developed technology, trade name and trademarks) or using the multi-period excess earnings method (for customer relationships). The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or a license fee on revenues earned through the use of the asset. The estimated royalty rate is determined based on the assessment of a reasonable royalty rate that a third party would negotiate in an arm’s-length license agreement for the use of the technology, trade name or trademark. The multi-period excess earnings method estimates the present value of the incremental after-tax cash flows solely attributable to the intangible asset. The estimated fair values of these intangible assets reflect various assumptions including discount rates, revenue growth rates, operating margins, terminal values and other prospective financial information.

Intangible assets are amortized using a method that reflects the pattern in which the economic benefits of the intangible asset are expected to be realized over their estimated useful lives ranging from one to twelve years. The useful lives for developed technology are determined based on expectations regarding the evolution of existing technology and future investments. The useful lives for customer-related intangible assets are determined based primarily on forecasted cash flows, which include estimates for the revenues, expenses and customer attrition associated with the assets. The useful lives of definite-lived trademarks and trade names are based on the Company’s plans to phase out the trademarks and trade names in the applicable markets.

No significant residual value is estimated for intangible assets.

Software Developed for Internal Use

The Company capitalizes costs related to internal-use software during the application development stage including third-party consulting costs and compensation expenses related to employees who devote time to the development of the projects. The Company records software development costs in property and equipment. Costs incurred in the preliminary stages of development activities and post implementation activities are expensed in the period incurred and are included in technology and development expense in the consolidated statements of operations and comprehensive loss. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Once the additional functionality is available for general use, capitalization ceases and the asset begins being amortized. The Company periodically assesses whether triggering events are present to review internal-use software for impairment. Unforeseen circumstances in software development, such as a significant change in the manner in which the software is intended to be used, obsolescence or a significant reduction in revenues due to attrition, could require us to implement alternative plans with respect to a particular effort, which could result in the impairment of previously capitalized software development costs. The Company capitalized $5.6 million and $1.8 million in costs related to internal use software during the years ended December 31, 2021 and 2020. Software developed for internal use is amortized straight-line over its estimated useful life of five years.

Goodwill

The Company tests goodwill for impairment on an annual basis on the first day of the fourth quarter or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company’s goodwill impairment test is performed at the enterprise level given it is the sole reporting unit. Events that could indicate goodwill impairment and trigger an interim impairment assessment include, but are not limited to, market conditions, economic conditions, entity-specific financial performance and other events such as significant adverse change in legal factors, business climate, operational performance of the business or key personnel, and an adverse action or assessment by a regulator. Goodwill is tested for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value, including goodwill. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The fair value of the reporting unit is estimated using a combination of income and market approaches. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. The market approach uses comparable company prices and other relevant information generated by market transactions (either publicly traded entities or mergers and acquisitions) to develop pricing metrics to be applied to historical and expected future operating results of the reporting unit. Failure to achieve these expected results, changes in the discount rate or market pricing metrics, may cause a future impairment of goodwill.

Business Combinations

In determining whether an acquisition should be accounted for as a business combination or an asset acquisition, the Company first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not considered a business acquisition. If substantially all of the fair value of the gross assets acquired is not concentrated in a single identifiable asset or group of similar identifiable assets, the Company further evaluates whether the integrated set of assets and activities include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If so, the Company concludes that the integrated set of assets and activities is a business acquisition.

The Company accounts for business acquisitions using the acquisition method of accounting. In accordance with this method, assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. The fair value of the consideration paid, including contingent consideration, is assigned to the assets acquired and liabilities assumed based on their respective fair values. Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed.

Determining the fair value of assets acquired and liabilities assumed is judgmental in nature and can involve the use of significant estimates and assumptions. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows, revenue growth rates, operating margins and appropriate discount rates used in computing present values. These estimates may materially impact the net income or loss in periods subsequent to acquisition through depreciation and amortization, and in certain instances through impairment charges, if assets become impaired in the future. Additionally, actual results may vary from these estimates that may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever comes first. Adjustments to fair values of assets and liabilities made after the end of the measurement period are recorded within operating results.

Contingent consideration in business combinations is recognized at fair value on the acquisition date. Subsequent to the acquisition date, at each reporting date, the contingent consideration is remeasured and changes in the fair value resulting from changes in the underlying inputs are recognized in general and administrative expense in the consolidated statements of operations and comprehensive loss until the contingent consideration is settled.

The fair value of the contingent consideration in the Company's consolidated balance sheets was determined using an option pricing model that reflects the Company’s expectations about the probability of payment, based on facts and circumstances that existed at the acquisition closing date. The option pricing model includes unobservable inputs such as a discount rate that equals risk-free rate plus a spread to reflect the credit risk as estimated by the Company’s cost of debt, the probability of achieving established revenue targets and the probability of retaining key customers. See Note 4 - Fair Value Measurements for inputs used to fair value contingent consideration.

Transaction costs related to business combinations are expensed as incurred and are included in general and administrative expense in consolidated statements of operations and comprehensive loss.

Asset Acquisition

The Company measures and recognizes asset acquisitions that are not deemed to be business combinations based on the cost to acquire the assets, which includes transaction costs. Goodwill is not recognized in asset acquisitions.

Contingent consideration in asset acquisitions payable in the form of cash is recognized when payment becomes probable and reasonably estimable, unless the contingent consideration meets the definition of a derivative, in which case the amount becomes part of the asset acquisition cost when acquired. Upon recognition of the contingent consideration payment, the amount is included in the cost of the acquired asset or group of assets.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date in the principal or most advantageous market for the asset or liability. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying amounts of the Company’s long-term debt approximates the fair value as it bears interest at a rate approximating a market interest rate (Level 2 inputs)

. The Company’s cash equivalents are carried at fair value (Level 1) as determined according to the fair value hierarchy described above. The carrying values of accounts receivable, funds receivable from payment partners, unbilled receivables, prepaid expenses, accounts payable, funds payable to customers and accrued expenses and other current liabilities approximate their respective fair values due to the short-term nature of these assets and liabilities. The Company’s contingent consideration are carried at fair value, determined using Level 3 inputs in the fair value hierarchy.

Preferred Stock Warrant Liability

In connection with the Company's financing arrangements, the Company issued warrants to purchase convertible preferred stock to a lender. The warrants to purchase preferred stock provided for net share settlement under which the maximum number of shares that could be issued represented the total amount of shares under the warrant agreements. These warrants were classified as liabilities on the Company's consolidated balance sheets as these were free standing instruments that could require us to transfer an asset upon exercise. The warrant liability associated with these warrants was recorded at fair value on the issuance date of the warrants and was marked to market each reporting period based on changes in the warrants’ fair value calculated using the Black-Scholes model. The preferred stock warrants were converted immediately prior to the closing of the IPO into warrants to purchase shares of the Company’s voting common stock and the associated preferred stock warrant liabilities were remeasured to its fair value and reclassified to additional paid-in capital. As of December 31, 2021, there were no preferred stock warrants outstanding.

Common Stock Warrants

The Company issued warrants to purchase common stock in conjunction with the refinancing of its long-term debt during the year ended December 31, 2020. The warrants were classified as equity based on the specific terms of the warrant agreement. The warrants were recorded at fair value upon issuance, as a discount to debt in the consolidated balance sheets and were not required to be remeasured after the issuance date, see Note 12 - Stockholders’ Equity (Deficit). There were no common stock warrants outstanding as of December 31, 2021.

Foreign Currency Translation and Transactions

The Company’s reporting currency is the U.S. Dollar. The financial statements of the Company’s foreign subsidiaries are translated from local currency into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities, and the average exchange rate in effect during the period for revenue and expenses. The functional currency of the Company and its subsidiaries, with the exception of its UK subsidiary, is the U.S. Dollar. The functional currency for the UK subsidiary is considered to be the local currency and, accordingly, translation adjustments for this entity are included as a component of accumulated other comprehensive loss in the Company’s consolidated balance sheets. Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as other income (expense), net in the consolidated statements of operations and comprehensive loss and were not material for the periods presented.

Derivative Instruments and Hedging

The Company generates revenues and incurs expenses by processing payments in foreign currencies. Changes in the value of foreign currencies could impact the Company’s consolidated statements of operations and comprehensive loss. To mitigate the volatility related to fluctuations in the foreign exchange rates, the Company enters into non-deliverable forward foreign currency contracts.

The Company’s foreign currency forward contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes, and accordingly, all changes in the fair value of these derivative instruments are recorded as unrealized foreign currency transaction gains or losses and are included in the consolidated statements of operations and comprehensive loss as a component of payment processing services costs. The Company records all derivative instruments in the consolidated balance sheet at their fair values in prepaid expenses and other current assets and accrued expenses and other current liabilities.

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the IPO, these costs were recorded in stockholder’s equity as a reduction of the additional paid-in capital generated as a result of the IPO. There were no deferred offering costs as of December 31, 2021.

Revenue Recognition

Revenue is recognized when a customer obtains control of the promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In order to achieve this core principle, the Company applies the following five steps:

(i)
Identify the contract(s) with a customer.
(ii)
Identify the performance obligations in the contract.
(iii)
Determine the transaction price.
(iv)
Allocate the transaction price to the performance obligations in the contract.
(v)
Recognize revenue as the entity satisfies a performance obligation.

The Company derives revenue primarily from transactions and platform and usage-based fees.

Transaction Revenue - relate to fees charged for payment processing services provided to educational institutions, healthcare entities and other commercial entities (each a Client). The Company’s services relate to facilitating payments from individuals, such as students and patients, and organizations (Client’s Customer) to Clients. Fees charged for payment processing services consist of a rate applied to the monetary value of the payment and can vary based on the currency pair conversion the transaction is settling in, as well as the geographic region in which the Client and the Client’s Customer resides. Fees received are recorded as revenue in the consolidated statements of operations and comprehensive loss upon completion of the payment processing transaction. The Company does not recognize the underlying amount of the transaction being settled between the Client and the Client’s Customer as revenue in the consolidated statements of operations and comprehensive loss, as the Company is not the responsible party for fulfilling the obligation between the Client and the Client’s Customer. Therefore, revenue is only recognized for the fee to which the Company is entitled for processing the payment.

The money can be wired directly from the Client’s Customer to the Company; however, in certain situations when the Client’s Customer resides in a country where the Company does not have an active bank account, the Company uses third-party service providers (Partners) to collect wired funds before remitting the funds to the Company. On a recurring basis, the Partner invoices the Company a fee for each payment processed and deposited into the Company’s bank account. The fee paid to Partners as well as any foreign exchange banking fees paid by the Company are reflected in the payment processing services costs line in the consolidated statements of operations and comprehensive loss.

Once a Partner receives funds from a Client’s Customer, the Company has the right to receive those funds from the Partner. The funds are not remitted to the Company immediately. When the Partner receives funds from the Client’s Customer, the Company records a receivable, which is included in funds receivables from payment partners, and a corresponding liability, included in funds payable to customers, in the consolidated balance sheets. The amounts are generally collected or paid within one to 30 days. Partners report to the Company the funds received from the Client’s Customer on a daily basis. Revenue in transactions where Partners are involved is not recognized until the payment is remitted to Clients.

The Company also earns revenue from fees charged to credit card service providers for marketing arrangements in which the Company performs certain marketing activities to increase the awareness of the credit card provider and promote certain methods of payment. Consideration under these arrangements include fixed fees and variable fees based on a percentage of transactions processed during the duration of the marketing program. Marketing services provided leverages the Company’s existing network and transaction processing platform; therefore, these arrangements are considered part of the Company’s ordinary business activities.

In certain circumstances, the Company provides marketing services to financial institutions that are considered both a Client (for marketing services) and a service provider (for processing payments). Each one of these services are negotiated separately, each agreement is for distinct service and they are priced at fair value; therefore, fees included in the marketing arrangements are accounted for as revenue, while fees paid by the Company are accounted for as payment processing services cost.

Platform and usage-based fee revenue - relate to fees earned for utilizing the Company’s platform to collect their accounts receivable from Client’s Customers, fees collected on payment plans established by the Client for obligations due by Client’s Customer, subscription fees and fees related to printing and mailing statements. Fees charged consist of a fixed fee and a variable fee determined based on volume of transactions processed through the Company’s platform.

Performance Obligations

Substantially all of the Company’s arrangements represent a single promise to provide continuous access to the Company’s platform to perform payment processing services, cash collection optimization services, marketing, printing and mailing services, on an as-needed basis.

As each day of providing these services is substantially the same and the Client simultaneously receives and consumes the benefits as services are provided, these services are viewed as a single performance obligation comprised of a series of distinct daily services. The Company satisfies its performance obligation as these services are provided. Revenue is recognized in the month the service is complete.

For those arrangements that include fixed consideration, the fixed component is recognized ratably over the service period while variable consideration is recognized in the period earned.

The Company considers implementation services as an activity to fulfill a contract, rather than a distinct performance obligation as the Client does not obtain benefits from the implementation service alone. The Company charges an immaterial amount for implementation services.

Variable Consideration

The Company’s contracts contain variable consideration as the amount the Company expects to receive in a contract is based on the occurrence or non-occurrence of future events, such as processing services performed as a transaction-based pricing arrangement. The variable consideration relates specifically to the Company’s effort to transfer each distinct daily service, as such the Company allocates the variable consideration earned to the distinct day in which those activities are performed and it recognizes these fees as revenue in period earned, at which point the variable amount is known and it does not require estimation.

Payment Terms

The Company’s payment terms vary by type of Client, Client’s Customer and services offered and ranges between one and 60 days. Typically, the Company charges either a fixed fee, a fixed fee per transaction or percentage of transaction value or a combination of both.

The Company does not assess whether a significant financing component exists if the period between performance obligations under the contract and payment is one year or less. None of the Company’s contracts contain a significant financing component as of December 31, 2021, 2020 and 2019.

Other Revenue Recognition Policies

The Company incurs costs in processing payments which may include banking, credit card processing, foreign currency translation, partner fees, printing and mailing fees. These fees are direct costs of the Company in providing payment processing services. Since the Company controls the payment processing service, it is responsible for completing the payment, bears primary responsibility for the fulfillment of the payment service, and it has full discretion in determining the fee charged, the Company is acting as a principal. As such, the Company recognizes fees charged to its Clients on a gross basis.

Remaining Performance Obligations

The Company does not disclose the value of remaining performance obligations for (i) contracts with an original contract term of one year or less, (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice when that amount corresponds directly with the value of services performed, and (iii) variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied distinct service that forms part of a single performance obligation. The Company does not have material remaining performance obligations associated with contracts with terms greater than one year.

See Note 2 - Revenue and Recognition for additional information on revenue recognition.

Payment Processing Services Costs

Payment processing services costs consist of costs incurred to process payment transactions which include banking and credit card processing fees, foreign currency translation costs, partner fees personnel-related expenses for the Company’s employees who facilitate these payments and personnel related expenses for the Company’s employees who provide implementation services to its clients.

Technology and Development

Technology and development includes (a) costs incurred in connection with the development of the Company’s transaction processing and payments platform, new solutions, and the improvement of existing solutions, including the amortization of software and website development costs incurred in developing transaction processing and payments platform, which are capitalized, and acquired developed technology, (b) site operations and other infrastructure costs incurred to support the transaction processing and payments platform, (c) amortization related to capitalized cost to fulfill a contract, (d) personnel-related expenses, including salaries, stock based compensation and other expenses, (e) hardware and software engineering, consultant services and other costs associated with the Company’s technology platform and products, (f) research materials and facilities and (g) depreciation and maintenance expense.

Selling and Marketing

Selling and marketing expenses consist of personnel-related expenses, including stock-based compensation expense, sales commissions, amortization of acquired customer relationship intangible assets, marketing program expenses, travel-related expenses and costs to market and promote the Company's solutions through advertisements, marketing events, partnership arrangements, and direct customer acquisition.

General and Administrative

General and administrative expenses consist of personnel-related expenses, including stock-based compensation expense for finance, risk management, legal and compliance, human resources and IT functions, costs incurred for external professional services, as well as rent, and facility and insurance costs.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expenses in the consolidated statements of operations and comprehensive loss. Advertising expenses were $3.2 million, $1.3 million and $2.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Stock-Based Compensation

The Company recognizes compensation cost for all stock-based compensation awards made to employees. The Company determines compensation expense associated with restricted stock awards and restricted stock units based on the fair value of common stock on the date of grant. The Company determines compensation expense associated with stock options based on grant date fair value method using the Black-Scholes valuation model.

Determining the fair value of each stock option grant requires judgements and estimates. Such estimates include the exercise price, option term, volatility, risk free rate and expected dividend yield. Any changes to those estimates may have a significant impact on the stock-based compensation expense recorded and could materially impact the Company’s results of operations.

The exercise price per share of stock options granted may not be less than the fair market value of the Company's common stock at the date of the grant.

Prior to the Company's IPO, the fair value of shares of common stock was determined by the Company’s board of directors, with input from management and the assistance of a third-party valuation specialist. The Company’s board of directors exercised judgment in determining the estimated fair value of the Company’s common stock on the date of grant based on a number of objective and subjective factors, including the Company’s operating and financial performance, external market conditions affecting the Company’s industry sector, an analysis of publicly traded peer companies, the prices at which the Company sold shares of convertible preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time of each grant, and the likelihood of achieving a liquidity event such as an IPO or sale of the Company. Following the Company’s IPO, its board of directors no longer estimate the fair value of the Company’s common stock in connection with granted stock options and other granted equity awards as the fair value of the Company’s common stock is determined based on the quoted market price of the Company’s common stock.

Since the Company’s IPO occurred in 2021, the Company lacks sufficient Company-specific historical and implied volatility information for its stock; therefore, the Company estimates its expected stock volatility based on the historical volatility of publicly traded peer companies. The expected term of the Company’s stock options is determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the stock-based awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero based on the fact that the Company does not have a history of declaring or paying cash dividends.

Compensation expense is recognized using a straight-line amortization method over the requisite service period of the award, which is generally the vesting term of four years for stock options, restricted stock awards and restricted stock units. The Company accounts for forfeitures as they occur.

The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and the tax basis of assets and liabilities, as measured by enacted tax rates anticipated to be in effect when these differences are expected to reverse.

The measurement of deferred tax assets is reduced by a valuation allowance if, based upon available evidence, it is more-likely-than-not that some or all of the deferred tax assets will not be realized. The Company classifies deferred tax assets and liabilities as noncurrent within the consolidated balance sheets.

The Company accounts for uncertain tax positions using a two-step process to determine the amount of tax benefit to be recognized. First, the tax position is evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.

The Company accounts for the earnings of its foreign subsidiaries, if any, as permanently reinvested and therefore does not provide for U.S. income taxes that could result from the distribution of those earnings to the U.S. parent.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. The comprehensive loss for the Company equals its net loss plus changes in foreign currency translation for all periods presented.

Net Income (Loss) per Share

The Company follows the two-class method when computing net income (loss) per share as the Company has issued shares that meet the definition of participating securities. Prior to the automatic conversion of all of its convertible preferred stock and redeemable convertible preferred stock into voting and non-voting common stock upon the completion of the IPO, the Company considered all series of its preferred stock and unvested common stock to be participating securities as the holders of such stock had the right to receive nonforfeitable dividends on a pari passu basis in the event that a dividend was paid on common stock. Under the two-class method, the net income (loss) attributable to common stockholders was not allocated to the convertible preferred stock or the redeemable convertible preferred stock as the preferred stockholders did not have a contractual obligation to share in the Company’s losses.

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

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2021, 2020 and 2019; accordingly, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders.

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

Emerging Growth Company Status

The Company qualifies as emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012 and has elected to opt in to the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company will adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to opt out of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for nonpublic companies.

Accounting Pronouncements Adopted

During 2021, the Company adopted the following Accounting Standards Updates (ASU) issued by the Financial Accounting Standards Board (FASB):

ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers: ASU 2021-08 amends ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. Under the new guidance, contract assets and contract liabilities will be accounted as if the acquirer entered into the original contract at the same time and same date as the acquiree. This is a shift from existing guidance, which required the acquirer to recognize contract assets and contract liabilities at their fair value as of the acquisition date. Early adoption of ASU 2021-08 is permitted, including adoption in an interim period. An entity that early adopts in an interim period should apply the amendments (i) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (ii) prospectively to all business combinations that occur on or after the date of initial application. The Company early adopted ASU 2021-08 as of October 1, 2021. The adoption of this standard did not have a material impact on Flywire's consolidated financial statements and disclosures.

Accounting Pronouncements Not Yet Adopted as of December 31, 2021

ASU 2016-02, Leases (Topic 842) and subsequent related ASUs: The new lease standard sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. In addition, a lessee is required to record (i) a right-of-use (ROU) asset and a lease liability on its balance sheet for all leases with accounting lease terms of more than 12 months regardless of whether it is an operating or financing lease and (ii) lease expense for operating leases and amortization and interest expense for financing leases. Leases with a term of 12 months or less may be accounted for similar to the prior guidance for operating leases. In 2018, the FASB issued ASU 2018-11, which added an optional transition method under the new lease standard that allows companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented.

Flywire adopted ASU 2016-02 and subsequent related ASUs as of January 1, 2022. The Company elected the modified retrospective transition option which allows for application of Topic 842 at the adoption date. Therefore, comparative prior period financial information was not adjusted and will continue to be reported under the previous accounting guidance of ASC 840, Leases. No cumulative-effect adjustment to the opening accumulated deficit balance as of as of January 1, 2022 was necessary as a result of adopting the new standard. The Company elected the “package of practical expedients” permitted under the transition guidance which allowed the Company not to reassess (i) whether any expired or existing contracts are, or contain, leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. The Company elected the practical expedient not to separate lease and non-lease components. The Company also elected the short-term lease recognition exemption and will not recognize ROU assets or lease liabilities for leases with a term less than 12 months. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. As the implicit rate of the leases is not determinable, the Company uses an incremental borrowing rate in determining the present value of the lease payments. The lease expense associated with operating leases is recognized on a straight-line basis over the lease term, consistent with the expense recognition prior to adoption. Variable lease payments for maintenance, property taxes and other operating expenses are recognized as expense in the period in which the obligation for the payment is incurred. As a result of the adoption, the Company recognized ROU assets in the approximate range of $5.1 million to $5.6 million in Other Assets and a corresponding lease liability in the approximate range of $5.7 million to $6.2 million in Other liabilities as of January 1, 2022. The ROU assets were adjusted per Topic 842 transition guidance for the existing deferred rent balance.

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes: ASU simplifies the accounting for income taxes by removing certain exceptions for intra period tax allocations and deferred tax liabilities for equity method investments and adds guidance on whether a step-up in tax basis of goodwill relates to a business combination or a separate transaction. The Company adopted this guidance as of January 1, 2022. The adoption of this standard did not have a material impact on Flywire's consolidated financial statements and disclosures.

ASU 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): ASU 2021-04 requires issuers to account for modifications or exchanges of freestanding equity-classified written call options (e.g., warrants) that remain equity classified after the modification or exchange based on the substance of the modification or exchange (e.g., a financing transaction to raise equity versus one to raise debt). The Company adopted this guidance as of January 1, 2022. The adoption of this standard did not have any impact on Flywire's consolidated financial statements and disclosures as the Company currently does not have any freestanding equity-classified written call options within the scope of this rule.

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

2.
Revenue and Recognition

The following tables present revenue disaggregated by geographical area and major solutions. The categorization of revenue by geographical location is determined based on location of where the Client resides.

	Year Ended December 31,
	2021	2020	2019
(in thousands)
Primary geographical markets
United States	$131,675	$97,768	$67,896
Canada	27,945	11,956	9,043
United Kingdom	27,735	18,217	15,532
Other countries (1)	13,794	3,842	2,447
Total revenue	$201,149	$131,783	$94,918
Major solutions
Transactions	$147,994	$89,607	$86,580
Platform and usage-based fees	53,155	42,176	8,338
Total revenue	$201,149	$131,783	$94,918

(1)
No single country included in the other countries category generated 10% or more of total revenue.

Contract Balances from Contracts with Customers

The timing of revenue recognition, billing and cash collection results in billed receivables, unbilled receivables and deferred revenue on the consolidated balance sheet.

When fees are received prior to transferring services to the client under the terms of a contract, deferred revenue, which is a contract liability, is recorded. Contract liabilities are recognized as revenue when services are performed and all other revenue recognition criteria have been met.

In certain instances, the Company delivers services in advance of billing. In this case the Company recognizes unbilled receivables which is not a contract asset as the Company has an unconditional right for payment.

The following table provides information about accounts receivable, unbilled receivables and deferred revenue from contracts with customers (in thousands):

	Year Ended December 31,
	2021	2020
Accounts receivable, net of allowances	$12,968	$11,573
Unbilled Receivables	3,340	1,698
Deferred revenue—current	5,488	1,227
Deferred revenue—non-current	185	108

For the year ended December 31, 2021, the Company recognized $0.7 million in revenue from amounts that were included in deferred revenue as of December 31, 2020.

For the year ended December 31, 2020, the Company recognized $1.3 million in revenue from amounts that were included in deferred revenue as of December 31, 2019.

Contract Costs

Incremental costs for obtaining contracts that are deemed recoverable are capitalized as contract costs and are included in other assets in the consolidated balance sheets. Such costs result from the payment of sales incentives and totaled $0.4 million and less than $0.1 million as of December 31, 2021 and 2020, respectively. There was no cost qualifying for capitalization during the year ended December 31, 2019. Capitalized sales incentives are amortized over the period of benefits, which the Company has determined to be three years. The amortization is included in selling and marketing expense line in the consolidated statements of operations and comprehensive loss, and totaled less than $0.1 million and $0 for the years ended December 31, 2021 and 2020, respectively.

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations and are recoverable. Such costs primarily represent set-up and implementation costs, which include any direct cost incurred at inception of a contract. The Company capitalized $1.4 million and $1.5 million of costs in 2021 and 2020, respectively within other assets on the consolidated balance sheets. There was no cost qualifying for capitalization during the year ended December 31, 2019. These capitalized costs are amortized on a straight-line basis over the expected contract life, which generally is five years, starting on go-live date. The amortization is included in technology and development expense line in the consolidated statements of operations and comprehensive loss, and totaled $0.2 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively.

There was no impairment of capitalized contract costs during the years ended December 31, 2021, 2020 and 2019.

3.
Allowance for doubtful accounts

Changes in the allowance for doubtful accounts for the years ended December 31, 2021, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Allowance for doubtful accounts at the beginning of the year	$(481)	$(298)	$(200)
Provisions	(165)	(237)	(253)
Write-offs, net of recoveries	540	54	155
Allowance for doubtful accounts at the end of the year	$(106)	$(481)	$(298)

4.
Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Financial Assets:
Foreign exchange contracts	$—	$—	$43	$43
	$—	$—	$43	$43
Financial Liabilities:
Contingent consideration	$—	$—	$11,309	$11,309
	$—	$—	$11,309	$11,309

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Financial Assets:
Foreign exchange contracts	$—	$—	$54	$54
	$—	$—	$54	$54
Financial Liabilities:
Preferred stock warrant liability	$—	$—	$1,932	$1,932
Contingent consideration	—	—	12,500	12,500
	$—	$—	$14,432	$14,432

During the years ended December 31, 2021 and 2020, there were no transfers between Level 1, Level 2 or Level 3.

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

The fair value measurement of the preferred stock warrant liability was determined using significant inputs not observable in the market, which represent a Level 3 measurement within the fair value hierarchy. The Company estimated the fair value of the liability using the Black-Scholes option-pricing model and any change in fair value was recognized as either gain or loss and included in the consolidated statements of operations and comprehensive loss.

Contingent consideration

The following table presents the unobservable inputs incorporated into the valuation of contingent consideration related to Simplee acquisition:

	Year Ended December 31,
	2021	2020
Discount rate	5.7%	10.0%
Probability of successful achievement*	0% - 100%	71% - 100%
Performance period	0.25 Years	2 Years

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

The following table presents the unobservable inputs incorporated into the valuation of contingent consideration related to WPM acquisition:

Year Ended December 31, 2021
Market price of risk adjustment for revenue	4.2%
Revenue volatility	21.6%
Probability of successful achievement*	29% - 100%
Performance period	2.25 Years

* Probability of successful achievement was set at different targets based on the Company’s best estimates on achieving them.

Increases or decreases in expectations regarding the level at which payment volume are expected to be achieved would result in a higher or lower fair value measurement, respectively. Increases or decreases in the market price of risk adjustment of revenue would result in a decrease or increase in the fair value measurement, respectively. Increases or decreases in the revenue volatility would result in a decrease or increase in the fair value measurement, respectively.

The following table summarizes the changes in the carrying value of the contingent consideration for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$12,500	$2,000	$13,763
Additions	3,519	7,100	—
Change in fair value	2,263	5,400	660
Contingent consideration paid	(7,012)	(2,000)*	(12,423)
Foreign currency translation adjustment	39	—	—
Ending balance	$11,309	$12,500	$2,000

* Amounts of $0.7 million paid in excess of fair value initially recorded in purchase accounting were classified as operating cash flows in the Consolidated Statements of Cash Flows.

5.
Derivative Instruments

As part of the Company’s foreign currency risk management program, the Company uses foreign currency forward contracts to mitigate the volatility related to fluctuations in the foreign exchange rates. These foreign currency forward contracts are not designated as hedging instruments. Derivative transactions such as foreign currency forward contracts are measured in terms of the notional amount; however, this amount is not recorded on the consolidated balance sheets and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged but is used only as the underlying basis on which the value of foreign exchange payments under these contracts is determined. As of December 31, 2021 and 2020, respectively, the Company had 8,653 and 3,647 open foreign exchange contracts. As of December 31, 2021 and 2020, the Company had foreign currency forward contracts outstanding with a notional amount of $27.9 million and $11.8 million, respectively.

The Company records all derivative instruments in the consolidated balance sheets at their fair values. For the years ended December 31, 2021 and 2020, the Company recorded an asset of less than $0.1 million and $0.1 million related to outstanding foreign exchange contracts. The Company recognized a loss of $0.8 million, $0.5 million and $0.1 million during the years ended December 31, 2021, 2020 and 2019, respectively, which was included in the general and administrative line within the consolidated statements of operations and comprehensive loss.

6.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates presented (in thousands):

	Year Ended December 31,
	2021	2020
Accrued employee compensation and related taxes	$13,854	$9,371
Accrued vendor liabilities	1,763	2,542
Accrued income and other non-employee related taxes	2,652	1,027
Accrued professional services	1,307	937
Other accrued expenses and current liabilities	3,150	1,114
	$22,726	$14,991

7.
Property and Equipment, net

Property and equipment, net consisted of the following as of the dates presented (dollars in thousands):

	Estimated Useful Life	December 31,
	(Years)	2021	2020
Computer equipment and software	3 - 5	$2,211	$1,465
Internal-use software	5	7,414	1,779
Furniture and fixtures	3	953	687
Leasehold improvements	Shorter of lease term or useful life	4,995	3,989
		15,573	7,920
Less: Accumulated depreciation and amortization		(6,131)	(2,819)
		$9,442	$5,101

Depreciation and amortization expense was $2.3 million, $1.9 million and $1.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

During the year ended December 31, 2020 the Company wrote off $2.6 million of property and equipment with accumulated depreciation of $2.5 million, as the assets were determined to no longer have any future economic benefits.

As of December 31, 2021 and 2020, the carrying value of internal-used software was $6.5 million and $ 1.7 million, respectively. Amortization expense related to internal-used software was $0.8 million, $0.1 million and $0 for the years ended December 31, 2021, 2020 and 2019, respectively.

Geographic Information

The following table summarizes the Company’s property and equipment, net based on geography (in thousands):

	December 31,
	2021	2020
Long-lived assets:
U.S.	$8,232	$4,485
U.K.	189	220
Other countries	1,021	396
	$9,442	$5,101

8.
Business Combinations

2021 Business Acquisition

WPM

On December 14, 2021, Flywire completed its acquisition of WPM Group Ltd. (WPM), a leading software provider that enables seamless and secure payment experiences for universities and colleges across the U.K. The acquisition of WPM was intended to build on Flywire’s existing education payments business and is expected to further accelerate the Company's market share in the U.K. education sector. The acquisition of WPM has been accounted for as a business combination.

Pursuant to the terms of the agreement, the Company acquired all outstanding equity of WPM for estimated total purchase consideration of $59.6 million, which consists of (in thousands):

Cash consideration, net of cash acquired	$56,111
Estimated fair value of contingent consideration	3,499
Total purchase consideration, net of cash acquired	$59,610

Contingent consideration represents additional payments that the Company may be required to make in the future in the form of restricted stock units, which totals up to $7.9 million depending on the Company's achievement of specified minimum payment volume targets and integration targets established for the years ended December 31, 2022 and 2023. A portion of the contingent consideration is also tied to continuing employment of certain key employees; accordingly, $2.0 million has been excluded from the purchase price. Therefore, total consideration included in the purchase price totals up to $5.9 million. During the years ended December 31, 2021, the Company expensed less than $0.1 million in personnel costs associated with the contingent consideration. These personnel costs are included in the Company’s consolidated statements of operations and comprehensive loss and a liability is recorded in accrued expenses and other current liabilities on the consolidated balance sheet. Contingent consideration related to minimum payment volume targets is payable at 15 months and 27 months after acquisition date based on the 15 months and subsequent 12 months result. Contingent consideration related to integration targets is payable upon completion, which is expected in the second quarter 2022. The contingent consideration related to continuing employment of certain key employees is payable at the two-year acquisition anniversary date.

The Company incurred $0.6 million in transaction costs related to the WPM acquisition for the year ended December 31, 2021.

Except for deferred revenue, which has been recognized in accordance with ASU 2021-08 - see Note 1 - Business Overview and Summary of Significant Accounting Policies for more details, the following table summarizes the allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed (in thousands):

Cash	$2,101
Accounts receivable	973
Prepaid expenses and other assets	209
Property and equipment, net	5
Goodwill	40,389
Identifiable intangible assets	31,301
Total assets acquired	74,978
Deferred tax liabilities	7,776
Deferred revenue	4,525
Accounts payable	51
Accrued expenses	915
Total liabilities assumed	13,267
Net assets acquired	61,711
Less: cash acquired	2,101
Net assets, less cash acquired	$59,610

Goodwill arising from the acquisition of $40.4 million was attributable to the assembled workforce of WPM and the synergies expected to arise from the acquisition. The Company expects that no goodwill from this acquisition will be deductible for income tax purposes.

The following table reflects the estimated fair values of the identified intangible assets of WPM and their respective weighted-average estimated amortization periods.

	Estimated Fair Values	Weighted-Average Estimated Amortization Periods
	(in thousands)	(years)
Developed technology	$1,400	4
Customer relationships	29,901	15
	$31,301

The results of WPM have been included in the consolidated financial statements since the date of the acquisition. WPM’s consolidated revenue included in the consolidated financial statements since the acquisition date was $0.3 million. The Company has not disclosed net income or loss since the acquisition date as the business was fully integrated into the consolidated Company’s operations and therefore it was impracticable to determine this amount. The Company has not disclosed unaudited pro forma financial information that shows the results of the Company’s operations for the years ended December 31, 2020 and 2021 as if the acquisition had occurred on January 1, 2020 as the historical results of WPM are not material to the Company’s consolidated financial statements in any period presented.

2020 Business Acquisition

Simplificare Inc.

On February 13, 2020, the Company completed its acquisition of Simplificare Inc. (Simplee), a provider of healthcare payment and collections software. The acquisition of Simplee was intended to further expand the capabilities of the Company and to acquire additional customers in the healthcare market. The acquisition of Simplee has been accounted for as a business combination.

Pursuant to the terms of the agreement, the Company acquired all outstanding equity of Simplee for estimated total purchase consideration of $86.5 million, which consists of (in thousands):

Cash consideration, net of cash acquired	$79,401
Estimated fair value of contingent consideration	7,100
Total purchase consideration, net of cash acquired	$86,501

Contingent consideration represents additional payments that the Company may be required to make in the future, which totals up to $20.0 million depending on the Company reaching certain revenue and integration targets established for the years ended December 31, 2020 and 2021, as well as retaining key clients. A portion of the contingent consideration is also tied to continuing employment of certain key employees; accordingly, $2.1 million has been excluded from the purchase price allocation. During the years ended December 31, 2021 and 2020, the Company expensed $1.4 million and $1.1 million, respectively in personnel costs associated with the contingent consideration. These personnel costs are included in the Company’s consolidated statements of operations and comprehensive loss and a liability is recorded in accrued expenses and other current liabilities on the consolidated balance sheet. The contingent consideration was payable at the one-year and two-year acquisition anniversary dates based on the prior year results.

The Company incurred $1.9 million in transaction costs related to the Simplee acquisition, of which $1.5 million was incurred during the year ended December 31, 2020 and $0.4 million was incurred during the year ended December 31, 2019. No costs were incurred during the year ended December 31, 2021. Additionally, the Company incurred $2.7 million and $3.4 million of retention costs during the years ended December 31, 2021 and 2020 to compensate employees of Simplee for future services. These amounts were included in personnel costs in the Company’s consolidated statements of operations and comprehensive loss.

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

	Estimated Fair Values	Weighted-Average Estimated Amortization Periods
	(in thousands)	(years)
Developed technology	$10,500	8
Customer relationships	48,300	12
	$58,800

The results of Simplee have been included in the consolidated financial statements since the date of the acquisition. Simplee’s consolidated revenue included in the consolidated financial statements since the acquisition date was $34.1 million. The Company has not disclosed net income or loss since the acquisition date as the business was fully integrated into the consolidated Company’s operations and therefore it was impracticable to determine this amount.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information shows the results of the Company’s operations for the years ended December 31, 2019 and 2020 as if the acquisition had occurred on January 1, 2019. The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired operations of Simplee. The unaudited pro forma information reflects the effects of applying the Company’s accounting policies and certain pro forma adjustments to the combined historical financial information of the Company and Simplee. The pro forma adjustments include:

•
incremental amortization expense associated with the estimated fair value of identified intangible assets and property and equipment;
•
revenue and cost of revenue adjustments as a result of the reduction in deferred revenue and the cost related to their estimated fair value;
•
incremental employee compensation expense for Simplee employees; and

•
the estimated tax impact of the above items.

In addition, the pro forma net loss attributable to the Company includes recognition of transaction costs related to the acquisition in net loss as of the beginning of the earliest period presented. Accordingly, pro forma net loss attributable to the Company for the year ended December 31, 2019 includes $1.9 million of transaction costs.

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Actual	Pro Forma	Actual	Pro Forma
	(in thousands)
Revenue	$131,783	$136,269	$94,918	$120,516
Net Loss	$(11,107)	$(13,444)	$(20,116)	$(20,343)

9.
Goodwill and Acquired Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance	$44,650	$12,924
Goodwill related to Simplee acquisition	—	31,696
Goodwill related to WPM acquisition	40,389	—
Foreign currency translation adjustment	802	30
Ending balance	$85,841	$44,650

No goodwill impairment was recorded during the years ended December 31, 2021, 2020 and 2019.

Acquired Intangible Assets

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	December 31, 2021
	Gross Carrying Value*	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$26,600	$(10,635)	$15,965	5.11
Customer Relationships	82,887	(5,356)	77,531	11.89
Trade Name/Trademark	511	(511)	—	—
Non-Compete Agreement	469	(367)	102	1.15
	$110,467	$(16,869)	$93,598

* Includes $0.6 million of foreign currency translation adjustments and $0.1 million in acquired developed technology assets

	December 31, 2020
	Gross Carrying Value*	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$25,063	$(6,595)	$18,468	6.13
Customer Relationships	52,312	(2,772)	49,540	10.88
Trade Name/Trademark	511	(504)	7	0.04
Non-Compete Agreement	469	(273)	196	2.05
	$78,355	$(10,144)	$68,211

* Includes less than $0.1 million of foreign currency translation adjustments

Amortization expense for the years ended December 31, 2021, 2020 and 2019 was $6.7 million, $4.9 million and $2.5 million, respectively.

As of December 31, 2021, the estimated annual amortization expense of intangible assets for each of the next five years and thereafter is expected to be as follows (in thousands):

Estimated Amortization Expense
2022	$8,690
2023	9,478
2024	9,660
2025	9,255
2026	7,443
Thereafter	49,072
$93,598

10.
Debt

Revolving Credit Syndication Loan

On July 29, 2021, the Company entered into a three-year senior secured revolving credit syndication loan (the Revolving Credit Facility) with three banks for a total commitment of $50.0 million. The Revolving Credit Facility includes a $5.0 million letter of credit sub-facility and a $5.0 million swingline sub-facility, with available borrowings under the Revolving Credit Facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. The Revolving Credit Facility is guaranteed by Flywire’s material domestic subsidiaries. One of the lenders in the syndicate was the existing debt holder under the Loan and Security Agreement (the LSA) entered into in 2018 and amended in 2020.

The Revolving Credit Facility consists of Alternate Base Rate (ABR) loans or Eurodollar Borrowings, at the Company’s option. ABR loans bear interest at the ABR plus the applicable rate. Eurodollar Borrowings bear interest at the Adjusted LIBO Rate plus the applicable rate. The ABR rate is based on the greatest of (a) the Prime Rate (b) the Federal Funds Effective Rate plus 1/2 of 1% and (c) the Adjusted LIBO Rate for a one-month Interest Period plus 1%. The adjusted LIBO rate is based on (a) the LIBO Rate multiplied by (b) the Statutory Reserve Rate. The applicable rate is based upon the Company’s liquidity as of the most recent consolidated financial information and ranges from 0.75% to 2.25%. The Revolving Credit Facility incurs a commitment fee ranging from 0.25% to 0.35% based upon the Company’s liquidity as of the most recent consolidated financial information assessed on the average undrawn portion of the available commitment.

The Revolving Credit Facility contains customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, require the Company to satisfy certain financial covenants and restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Revolving Credit Facility becoming immediately due and payable and termination of the commitments. The Company was in compliance with all covenants associated with the Revolving Credit Facility as of December 31, 2021.

On July 29, 2021, the Company drew $25.9 million on the Revolving Credit Facility and used the proceeds to early prepay the LSA $25.0 million term loan. In connection with the transaction, the Company incurred $0.4 million in prepayment costs and $0.3 million in debt issuance costs. Debt issuance costs related to new lenders in the syndication are amortized on a straight-line basis over the term of the Revolving Credit Facility. Debt issuance costs related to the existing lender in the syndication were expensed. The exchange of the LSA term loan with the Revolving Credit Facility from the same lender was accounted for as a modification. Prior to the closing of the Revolving Credit Facility, debt issuance costs and debt discounts were amortized to interest expense using the effective interest method over the repayment term of the debt and were presented as an offset to the outstanding debt balance on the Consolidated Balance Sheets. Upon the closing of the Revolving Credit Facility, debt issuance costs and debt discount are amortized on a straight-line basis over the contractual term of the agreement and are presented as a component of other assets on the Company's Consolidated Balance Sheets.

As of December 31, 2021, the Company had $25.9 million outstanding under the Revolving Credit Facility.

For the year ended December 31, 2021, the Company recorded interest expense of $2.0 million, including amortization of debt issuance cost and debt discount of $0.3 million. For the year ended December 31, 2020, the Company recorded interest expense of $2.5 million, including amortization of debt issuance cost and debt discount of $0.2 million. In 2019, the Company recorded interest expense of $2.5 million, including amortization of debt issuance cost and debt discount of $0.3 million.

The components of the Company’s outstanding debt consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Long term debt	$25,939	$25,000
Less unamortized debt discount	—	(430)
Less unamortized debt issuance costs	—	(218)
Long term debt, net	$25,939	$24,352

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

On July 29, 2021, the Company drew $25.9 million on its new Revolving Credit Facility and used the proceeds to early prepay the $25.0 million LSA. In connection with the transaction, the Company incurred $0.4 million of prepayment costs.

11.
Convertible Preferred Stock and Redeemable Convertible Preferred Stock

Prior to the IPO, the Company issued Series A convertible preferred stock (the Series A Preferred Stock), Series B convertible preferred stock (the Series B Preferred Stock), Series B1-NV convertible preferred stock (the Series B1-NV Preferred Stock), Series B1 convertible preferred stock (the Series B1 Preferred Stock), Series C convertible preferred stock (the Series C Preferred Stock), Series D convertible preferred stock (the Series D Preferred Stock), Series E-1 redeemable convertible preferred stock and Series E-2 redeemable convertible preferred stock (the Series E Preferred Stock). The Series A Preferred Stock, the Series B Preferred Stock, the Series B1-NV Preferred Stock, the Series B1 Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock, and the Series E Preferred Stock are

collectively referred to as the Preferred Stock. The Series B, B1, and B1-NV are collectively referred to as Senior Preferred Stock.

In February 2020, the Company issued and sold 11,239,920 shares of Series E Preferred Stock at $10.67623 per share for total gross proceeds of $120.0 million. The Company incurred issuance costs in connection with this transaction of $0.2 million. In conjunction with the sale of the Series E Preferred Stock, the Company amended its certificate of incorporation to increase shares authorized for issuance to a total of 78,938,526 shares of Preferred Stock with a par value of $0.0001 per share.

Upon issuance of each class of Preferred Stock, the Company assessed the embedded conversion and liquidation features of the securities and determined that such features did not require the Company to separately account for these features. The Company also concluded that no beneficial conversion feature existed on the issuance date of each class of Preferred Stock.

Immediately prior to the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock and redeemable convertible preferred stock, including 182,467 shares of preferred stock issued upon exercise of a warrant immediately prior to the closing of the IPO, were converted into 68,202,784 shares of common stock. As of December 31, 2021, there were no convertible preferred stock and redeemable convertible preferred stock outstanding.

At December 31, 2020, convertible preferred stock and redeemable convertible preferred stock consisted of the following:

	December 31, 2020
(in thousands, except share data)	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Preference	Common Stock Issuable Upon Conversion
Series A Preferred Stock	14,475,186	14,475,186	$14,807	$14,843	14,475,186
Series B Preferred Stock	9,917,487	9,917,487	9,163	9,199	9,917,487
Series B1-NV Preferred Stock	8,325,933	1,145,526	1,174	1,174	1,145,526
Series B1 Preferred Stock	8,325,933	7,180,407	7,326	7,357	7,180,407
Series C Preferred Stock	15,245,853	14,864,853	28,072	28,143	14,864,853
Series D Preferred Stock	6,625,002	6,625,002	49,859	50,000	6,625,002
Series E-1 Preferred Stock	7,124,862	5,251,542	55,960	70,080	5,251,542
Series E-2 Preferred Stock	8,898,270	5,988,378	63,809	79,920	5,988,378
	78,938,526	65,448,381	$230,170	$260,716	65,448,381

Significant rights and preferences of the above convertible preferred stock and redeemable convertible preferred stock prior to its conversion into shares of common stock were as follows:

Voting

The holders of the Preferred Stock were entitled to vote, together with the holders of common stock, on all matters submitted to stockholders for a vote. Each holder of Preferred Stock was entitled to the number of votes equal to the number of whole shares of common stock into which each Preferred Stock was convertible at the time of such vote. The holders of Preferred Stock would vote together with the holders of common stock as a single class, except for the election of the board of directors. For such election, the holders of Preferred Stock would vote exclusively as a separate class to elect three directors. The holders of Class A common stock would vote exclusively to elect one director. The remainder of the directors of the Company would be elected by the holders of common stock and Preferred Stock voting as a single class and were entitled to elect three directors.

Except as may have been otherwise required under Delaware General Corporation Law, holders of the Series B1-NV Preferred Stock and the Series E-2 Preferred Stock would have no right to vote in respect of such shares.

Conversion

Each share of Preferred Stock was convertible, at the option of the holder, at any time after the date of issuance of such share, into such number of fully paid and nonassessable shares of common stock.

The conversion ratio of each series of Preferred Stock was determined by dividing the applicable Original Issue Price of each series by the applicable Conversion Price of each series in effect on the date the certificate was surrendered for conversion. The Original Issue Price per share was $ 0.6580 for Series A Preferred Stock, $0.6580 for Series B Preferred Stock, $0.7507 for Series B1 Preferred Stock and Series B1 -NV Preferred Stock, $1.480 for Series C Preferred Stock, $7.54717 for Series D Preferred Stock, and $10.67623 for Series E Preferred Stock, each subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization and other adjustments. The Conversion Price per share was $0.6580 for Series A Preferred Stock, $0.6580 for Series B Preferred Stock, $0.7507 for Series B1 Preferred Stock and Series B1-NV Preferred Stock, $1.480 for Series C Preferred Stock, $7.54717 for Series D Preferred Stock, and $10.67623 for Series E Preferred Stock.

Mandatory Conversion

Each share of Preferred Stock would be automatically converted into shares of the Company’s common stock, at the then effective conversion price upon the closing of the sale of shares of common stock at a price to the public of at least $14.9468 per share, subject to appropriate adjustment for stock splits, stock dividends, combinations and other similar recapitalizations affecting such shares, in a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, with net proceeds to the Company of at least $50 million.

Immediately prior to the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock and redeemable convertible preferred stock were converted into shares of common stock.

Liquidation

Series A Preferred Stock

In the event of a voluntary or involuntary liquidation, dissolution, or winding up of the Company (a Liquidation Event), the holders of the Series A Preferred Stock then outstanding would be entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment was made to the holders of the common stock by reason of their ownership thereof, an amount per share equal to the greater of (i) the Series A Preferred Stock Original Issue Price, plus any dividends accrued but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon or (ii) such amount per share as would have been payable had all shares of Series A Preferred Stock been converted into common stock immediately prior to the Liquidation Event.

If upon any such Liquidation Event, the assets of the Company available for distribution to its stockholders were insufficient to pay in full the holders of shares of Series A Preferred Stock, the holders of shares of Series A Preferred Stock would share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

Senior Preferred Stock (Series B, B1 and B1-NV)

In the event of a Liquidation Event, the holders of the Senior Preferred Stock then outstanding would be entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment was made to the holders of (i) Series A Preferred Stock or (ii) common stock by reason of their ownership thereof, an amount per share equal to the greater of (i) the applicable Preferred Stock Original Issue Price, plus any dividends accrued but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon or (ii) such amount per share as would have been payable had all shares of Senior Preferred Stock been converted into common stock immediately prior to the Liquidation Event.

If upon any such Liquidation Event, the assets of the Company available for distribution to its stockholders were insufficient to pay in full the holders of shares of Senior Preferred Stock, the holders of shares of Senior Preferred Stock would share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

Series C Preferred Stock

In the event of a Liquidation Event, the holders of the Series C Preferred Stock then outstanding would be entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment was made to the holders of (i) Senior Preferred Stock (ii) Series A Preferred Stock or (iii) common stock by reason of their ownership thereof, an amount per share equal to the greater of (i) the Series C Preferred Stock Original Issue Price, plus any dividends accrued but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon or (ii) such amount per share as would have been payable had all shares of Series C Preferred Stock been converted into common stock immediately prior to the Liquidation Event.

If upon any such Liquidation Event, the assets of the Company available for distribution to its stockholders were insufficient to pay in full the holders of shares of Series C Preferred Stock, the holders of shares of Series C Preferred Stock would share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

Series D Preferred Stock

In the event of a Liquidation Event, the holders of the Series D Preferred Stock then outstanding would be entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment was made to the holders of (i) Series C Preferred Stock (ii) Senior Preferred Stock (iii) Series A Preferred Stock or (iv) common stock by reason of their ownership thereof, an amount per share equal to the greater of (i) the Series D Preferred Stock Original Issue Price, plus any dividends accrued but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon or (ii) such amount per share as would have been payable had all shares of Series D Preferred Stock been converted into common stock immediately prior the Liquidation Event.

If upon any such Liquidation Event, the assets of the Company available for distribution to its stockholders were insufficient to pay in full the holders of shares of Series D Preferred Stock, the holders of shares of Series D Preferred Stock would share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

Series E Preferred Stock (Series E-1 and E-2)

In the event of a Liquidation Event, the holders of the Series E Preferred Stock then outstanding would be entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment was made to the holders of (i) Series D Preferred Stock, (ii) Series C Preferred Stock, (iii) Senior Preferred Stock, (iv) Series A Preferred Stock, (v) Common Stock, or (vi) any other class or series of capital stock of the Corporation, in each case by reason of their ownership thereof, an amount per share equal to the greater of (a) (i) 125% of the Series E Preferred Stock Original Issue Price, plus any dividends declared but unpaid thereon (if the Liquidation Event or any deemed liquidation event was consummated before the second anniversary of the Series E original issue date) and (ii) Series E Original Issue Price, plus any dividends declared but unpaid (if the Liquidation Event or any deemed liquidation event was consummated on or after the second anniversary of the Series E original issue date) or (b) such amount per share as would have been payable had all shares of Series E Preferred Stock been converted into common stock immediately prior to the Liquidation Event, if the Liquidation Event or any deemed liquidation event was consummated before the second anniversary of the Series E original issue date.

If upon any such Liquidation Event, the assets of the Company available for distribution to its stockholders were insufficient to pay in full the holders of shares of Series E Preferred Stock, the holders of shares of Series E Preferred Stock would share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

Dividends

In July 2018, coinciding with the issuance of Series D Preferred Stock, the certificate of incorporation was amended to eliminate the future accrual of dividends. Holders of Series A Preferred Stock, Senior Preferred Stock and Series C Preferred Stock were entitled to accrue dividends through the Series D Preferred Stock issuance date of July 5, 2018 (the Preferred Stock Dividends) out of any assets legally available therefor, prior and in preference to any declaration or payment of any dividend to shareholders of common stock. The Preferred Stock Dividends were cumulative and accrued, day to day through the Series D Preferred Stock issuance date, at a rate per annum of 8% per share on such shares of Preferred Stock, subject to appropriate adjustment in the event of any stock dividend, stock split, combination, or other similar recapitalization with respect to the Preferred Stock. The holders of Series D Preferred Stock and Series E Preferred Stock were not entitled to accrue dividends. The Preferred Stock Dividends were terminated in connection with the conversion of the Company’s Preferred Stock in its IPO.

Accumulated dividends were as follows (in thousands):

December 31, 2020
Series A Preferred Stock	$5,318
Series B Preferred Stock	1,967
Series B1-NV Preferred Stock	314
Series B1 Preferred Stock	2,673
Series C Preferred Stock	6,143
Series D Preferred Stock	—
Series E Preferred Stock	—
16,415

No dividends were declared or paid by the Company during the years ended December 31, 2021, 2020 and 2019.

Redemption

Series A, B, B1 B1-NV, C and D of Preferred Stock did not contain any date-certain redemption features. At any time on or after the fifteenth anniversary of the Series E Preferred Stock issue date, any holder of Series E Preferred Stock could elect to have all outstanding shares of Series E Preferred Stock redeemed. The redemption price for each share of Series E Preferred Stock would be the original issue price per share, plus any declared but unpaid dividends. All classes of the Company’s Preferred Stock were contingently redeemable upon a deemed liquidation event.

Classification of Convertible Preferred Stock

The Preferred Stock was contingently redeemable upon certain deemed liquidation events outside of the Company’s control such as a dissolution, winding up of the Company, merger or consolidation, or other disposition of all or substantially all the assets of the Company. Accordingly, all shares of convertible preferred stock were presented outside of permanent equity in mezzanine equity on the consolidated balance sheets.

The Company recorded the convertible preferred stock at fair value on the dates of issuance, net of issuance costs. Shares of convertible preferred stock were not redeemable. The Company did not adjust the carrying values of the convertible preferred stock to the deemed liquidation values of such shares since a liquidation event was not probable at the balance sheet date. Subsequent adjustments to increase or decrease the carrying values to the ultimate liquidation values would be made only if, and when, it became probable that such a liquidation event would occur.

Classification and Accretion of Redeemable Convertible Preferred Stock

The Company classified redeemable convertible preferred stock outside of stockholders’ equity (deficit) because the shares contained certain redemption features that were not solely within the control of the Company. Costs incurred in connection with the issuance of each series of redeemable convertible preferred stock were recorded as a reduction of gross proceeds from issuance. The Company recorded periodic accretion to the carrying values of its outstanding redeemable convertible preferred stock such that the carrying value of the redeemable convertible preferred stock would be equal to the original issuance cost at the earliest date of redemption. Adjustments to the carrying values of the redeemable convertible preferred stock to record this accretion at each reporting date were considered a deemed dividend, which adjusted additional paid-in capital and increased or decreased net loss attributable to common stockholders in computing basic and diluted net loss per share.

12.
Stockholders’ Equity (Deficit)

Preferred Stock

In connection with the IPO, the Company’s amended and restated certificate of incorporation became effective, which authorized the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.

Common Stock

In connection with the IPO, the Company’s current amended and restated certificate of incorporation authorized the issuance of 2,000,000,000 shares of voting common stock with a par value of $0.0001 per share and 10,000,000 shares of non-voting common stock with a par value of $0.0001 per share. The voting and non-voting shares are identical, except that holders of voting common stock are entitled to one vote for each share on each matter properly submitted to the Company’s stockholders for their vote, while holders of non-voting common stock are not entitled to vote on such matters. Holders of voting common stock and non-voting common stock are entitled to receive any dividends as may be declared from time to time by the board of directors. As of December 31, 2021 and 2020, no cash dividends have been declared or paid.

As of December 31, 2021, the Company had reserved shares of common stock for future issuance as follows:

Year Ended December 31,
2021
Issued and outstanding stock options	$14,855,292
Issued and outstanding restricted stock units and awards	213,121
Available issuance under stock options and restricted stock units	9,420,270
Available issuance under employee stock purchase plan	1,639,810
$26,128,493

Warrants to Purchase Convertible Preferred Stock

In connection with the January 2018 LSA, the Company issued warrants to purchase 381,000 shares of Series C Convertible Preferred Stock. Prior to the closing of the IPO, the Company had warrants to purchase 190,500 shares of its convertible preferred stock outstanding. Such warrants were converted immediately prior to the closing of the IPO into warrants to purchase 190,500 shares of the Company’s voting common stock and the associated preferred stock warrant liabilities were remeasured to its fair value of $6.3 million and reclassified to additional paid-in capital.

Warrants to purchase convertible preferred stock were exercised or net settled for voting common stock after the IPO. As of December 31, 2021, there were no preferred stock warrants outstanding. As of December 31, 2020 warrants to purchase the following classes of preferred stock were outstanding:

Series of Preferred Stock	Issuance Date	Number of Preferred Shares Issuable under Warrant	Weight Average Exercise Price	Remaining Contractual Term (In Years)	Fair Value of Warrants (In Thousands)
Series C	January 16, 2018	381,000	$1.48	4.0	$1,932

As a result of changes in the fair value of these preferred stock warrants, the Company recorded other expense of $0.6 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively.

The following table provides a roll forward of the aggregate fair value of the Company’s preferred stock warrants for the year ended December 31, 2020 (in thousands):

Year Ended December 31,
2020
Balance at beginning of period	$1,307
Changes in fair value	625
Balance at end of period	$1,932

Common Stock Warrants

As of December 31, 2021, there were no common stock warrants outstanding. The following table summarizes information about the Company’s outstanding common stock warrants as of December 31, 2020:

	Date		Strike	Total Warrants Outstanding	Exercise	Weighted Average Exercise
	Issued	Expiration	Price	and Exercisable	Price	Price
LSA Warrants	August-12	August-22	$0.17	75,000	$0.17	$0.17
LSA Warrants	May-20	May-30	$3.95	189,171	$3.95	$3.95

On May 18, 2020, in connection with the Company’s refinancing of the LSA, the Company issued warrants to purchase 189,171 shares of common stock at $3.95 per share that were classified as equity. The initial fair value of the warrants was $0.4 million. The fair value of the warrants was determined using the Black Scholes model on the date of issuance using the assumptions as presented below:

Year Ended December 31,
2020
Risk-free interest rate	0.73%
Expected dividend yield	0%
Expected volatility	38.5%
Remaining contractual term (years)	10

13.
Stock-Based Compensation

Equity Incentive Plan

In April 2021, the Company’s board of directors adopted, and in May 2021 its stockholders approved the 2021 Equity Incentive Plan (the 2021 Plan), which became effective in connection with the IPO.

The Company's 2018 Equity Incentive Plan (the 2018 Plan), which was adopted in 2018, was terminated concurrent to the effective date of the 2021 Plan. The Company’s 2009 Equity Incentive Plan, which was adopted in 2009 and amended and restated in 2011 (as amended and restated, the 2009 Plan), was terminated upon the adoption of the 2018 Plan. There were no equity-based awards granted under the 2018 Plan and the 2009 Plan after their termination; however, all outstanding awards under the 2018 Plan and the 2009 Plan continue to remain subject to the terms of the respective Equity Incentive Plan until such awards are exercised or until they terminate or expire by their terms. The 2021 Plan, 2018 Plan and 2009 Plan are collectively referred to as the “Equity Incentive Plans”.

The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other forms of equity compensation (collectively, equity awards). A total of 9,201,156 shares of the Company’s common stock have been reserved for issuance under the 2021 Plan in addition to (i) any annual automatic evergreen increases in the number of shares of common stock reserved for issuance under the 2021 Plan and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any stock-based awards granted under the 2009 Plan or 2018 Plan, an equal number of shares of voting common stock will become available under the 2021 Plan.

The total number of shares of voting common stock available for issuance under the Equity Incentive Plans was 11,060,080 shares as of December 31, 2021.

Stock Options

Stock options granted under the 2009 Plan, 2018 Plan and the 2021 Plan generally vest based on continued service over four-year period and expire within ten years from the date of grant. Any options that are canceled or forfeited before expiration become available for future grants.

The following presents a summary of stock option activity since December 31, 2020:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding as of December 31, 2020	16,708,803	$2.02	6.64	$32,174
Granted	4,434,200	12.59
Exercised	(5,910,974)	1.23
Cancelled	(376,737)	5.81
Outstanding as of December 31, 2021	14,855,292	$5.40	7.06	$487,264
Exercisable as of December 31, 2021	7,532,727	2.00	5.51	$271,626
Vested or expected to vest as of December 31, 2021	6,895,301	8.79	8.63	$203,680

The aggregate intrinsic value was calculated as the difference between exercise price of the underlying awards and the closing price of the Company’s common stock at December 31, 2021. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $217.7 million, $6.6 million and $1.9 million, respectively.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2021, 2020 and 2019 was $12.59, $3.95, and $3.30 per share, respectively.

The Company received cash proceeds from the exercise of common stock options of $6.9 million, $0.8 million, and $0.5 million during the years ended December 31, 2021, 2020 and 2019, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The table below quantifies the weighted average of the most significant inputs to determine the fair value of stock options granted.

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.87%	0.47%	2.10%
Expected dividend yield	0%	0%	0%
Expected volatility	42.6%	42.0%	39.8%
Expected terms (in years)	6	6	6

As of December 31, 2021, there was $30.2 million of total unrecognized expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.10 years.

Restricted Stock Awards and Restricted Stock Units

During 2018, the Company granted restricted stock awards to employees under the 2018 Plan. The restricted stock awards vest ratably over a four-year period from the date of grant. The fair value of each restricted stock awards on the date of grant is the estimated fair value of the common stock on the date of grant.

During 2021, the Company granted restricted stock units to employees and nonemployee board members under the 2021 Plan. The fair value of the restricted stock units was estimated based upon the market closing price of the Company’s common stock on the date of the grant. The restricted stock units vest over the requisite service period, which range between one and four years from the date of the grant, subject to the continued employment of the employees and services of the nonemployee board members.

The following table summarizes the restricted stock activity for the year ended December 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
			(In Thousands)
Unvested as of December 31, 2020	671,517	$0.98
Granted	161,470	36.31	$5,863
Vested	(619,866)	0.98	$607
Cancelled	—	—
Unvested as of December 31, 2021	213,121	$28.00

As of December 31, 2021, there was $5.1 million of total unrecognized compensation expense related to unvested restricted stock awards and restricted stock units, which is expected to be recognized over a weighted-average period of 3.89 years.

Stock Based Compensation Costs

The following table summarizes the stock-based compensation expense for stock options, restricted stock awards and restricted stock units granted to employees and nonemployee board members that was recorded in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2021	2020	2019
Technology and development	2,510	766	640
Selling and marketing	5,161	1,275	905
General and administrative	11,257	1,803	1,404
Total stock-based compensation expense	$18,928	$3,844	$2,949

During the year ended December 31, 2019, the Company repurchased 90,000 shares of common stock for $0.3 million. The repurchase was approved by the Company's board of directors.

In February 2021, certain of the Company’s existing investors acquired 1,205,118 outstanding shares of common stock from employees of the Company for a purchase price greater than the fair value of the common stock at the time of the transaction. As a result, the Company recorded $8.4 million of stock-based compensation expense during the year ended December 31, 2021. The amount recorded as stock-based compensation represents the difference between the price paid and the estimated fair value at the date of the transaction.

2021 Employee Stock Purchase Plan

In April 2021, the Company’s board of directors adopted, and in May 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (the 2021 ESPP), which became effective in connection with the IPO. The 2021 ESPP authorizes the issuance of shares of voting common stock pursuant to purchase rights granted to employees. A total of 1,639,810 shares of the Company’s voting common stock have been reserved for future issuance under the 2021 ESPP, in addition to any annual automatic evergreen increases in the number of shares of common stock reserved for future issuance under the 2021 ESPP. The price at which voting common stock is purchased under the 2021 ESPP is equal to 85% of the fair market value of a share of the Company’s voting common stock on the first or last day of the offering period, whichever is lower. Eligible employees can contribute up to 15% of their eligible compensation. Offering periods are generally 6 months long.

The ESPP enrollment period started on December 15, 2021 and ended on December 31, 2021. The first offering period commenced on January 1, 2022 and will end on June 30, 2022.

14.
Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(28,085)	$(11,107)	$(20,116)
Accretion of preferred stock to redemption value	(13)	(14)	—
Net loss attributable to common stockholders - basic and diluted	$(28,098)	$(11,121)	$(20,116)
Denominator:
Weighted average common shares outstanding - basic and diluted	71,168,054	18,389,898	16,067,088
Net loss per share attributable to common stockholders - basic and diluted	$(0.39)	$(0.60)	$(1.25)

For periods in which the Company is in a loss position, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders. Outstanding potentially dilutive securities, which were excluded from the diluted net loss per share calculations because they would have been antidilutive were as follows as of the dates presented:

	Year Ended December 31,
	2021	2020	2019
Warrants for the purchase of common stock	—	264,171	75,000
Warrants for the purchase of convertible preferred stock (as converted into common stock)		381,000	381,000
Redeemable convertible preferred stock (as converted into common stock)	—	11,239,920	—
Convertible preferred stock (as converted into common stock)	—	54,208,461	54,208,461
Unvested restricted stock awards	213,121	671,517	1,512,141
Stock options to purchase common stock (as converted to common stock)	14,855,292	16,708,803	16,650,192
	15,068,413	83,473,872	72,826,794

15.
Income Taxes

The following table presents the components of loss before provision for income taxes (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$(29,186)	$(21,033)	$(21,338)
Foreign	3,259	2,757	1,772
	$(25,927)	$(18,276)	$(19,566)

The following table summarizes the components of the Company’s provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current
United States:
Federal	$—	$—	$—
State	198	48	—
Foreign	1,814	1,318	561
Total current provision for income taxes	$2,012	$1,366	$561
Deferred
United States:
Federal	$15	$(5,104)	$23
State	95	(3,243)	55
Foreign	36	(188)	(89)
Total deferred income tax provision (benefit)	146	(8,535)	(11)
Total income tax provision (benefit)	$2,158	$(7,169)	$550

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	5.0	2.8	5.3
Permanent differences	—	(1.0)	(0.7)
Fair value of contingent consideration	(1.8)	(6.2)	—
Non-deductible transaction costs	—	(1.7)	—
Equity-based compensation	10.5	(4.0)	(2.3)
Change in fair value of preferred stock warrant liability	(8.7)	(0.7)	(0.1)
Excess executive compensation	(6.7)	—	—
Change in uncertain tax position	(2.2)	—	—
Change in valuation allowance	(24.7)	31.3	(24.1)
Other	(0.7)	(2.2)	(2.1)
Effective income tax rate	(8.3%)	39.3%	(3.0)%

During the year ended December 31, 2021, the Company recorded an income tax provision of $2.2 million, which is primarily attributable to income related to profitable foreign activity and U.S. state taxes.

During the year ended December 31, 2020, the Company recorded an income tax benefit of $7.2 million, which is primarily attributable to a non-recurring benefit of $8.4 million relating to the release of a portion of the Company’s valuation allowance. This release was due to taxable temporary differences recorded as part of the Simplee acquisition which are a source of income to realize certain pre-existing federal and state deferred tax assets.

During the year ended December 31, 2019, the Company recorded an income tax provision of $0.6 million, which is primarily attributable to income related to profitable foreign activity.

The Company’s deferred tax assets and liabilities consisted of the following components (in thousands):

	Year Ended December, 31
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$32,722	$29,598
Property and equipment	428	316
Accrued Expenses	666	254
Equity-based compensation	1,120	134
Interest limitation carryforward	1,978	1,403
Other temporary differences	257	203
Total deferred tax assets	37,171	31,908
Deferred tax asset valuation allowance	(23,864)	(17,485)
	$13,307	$14,423
Deferred tax liabilities:
Intangible assets	(19,783)	(13,559)
Goodwill	(858)	(626)
Deferred contract costs	(778)	(307)
Other temporary differences	(118)	(195)
Total deferred tax liabilities	(21,537)	(14,687)
Net deferred tax liabilities	$(8,230)	$(264)

As of December 31, 2021, the Company had gross federal and state net operating loss (NOL) carryforwards of $123.6 million and $164.9 million, respectively, out of which $58.2 million of federal NOL carryforwards and $161.9 million of state NOL carryforwards begin to expire in 2030 and 2022, respectively. Additionally, $65.4 million of federal NOL carryforwards and $3.0 million of state NOL carryforwards have indefinite lives. The gross federal NOL of $123.6 million has been reduced by $1.4 million, as of December 31, 2021, due to netting of unrecognized tax benefits. As of December 31, 2021, the Company generated gross foreign NOL carryforwards of $0.8 million which begin to expire in 2025. The federal, state and foreign NOL carryforwards may be available to reduce future federal, state and foreign taxable income, respectively. Additionally, as of December 31, 2021, the Company had a gross interest limitation carryforward of $7.4 million.

Ownership changes, as defined under Internal Revenue Code Section 382, and similar state provisions may limit the amount of federal and state NOL carryforwards that can be utilized annually to offset future federal and state taxable income. Generally, an ownership change occurs when the ownership percentage of 5% or greater stockholders increases by more than 50% over a three-year period. Accordingly, the purchase of the Company’s stock in amounts greater than specified levels could limit the Company’s ability to utilize federal and state NOL carryforwards for tax purposes. The Company is in the process of completing a Section 382 study and preliminary indications show there will be no limitations in using federal and state NOL carryforwards.

In assessing the realizability of its deferred tax assets, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The realization of deferred tax assets depends upon the generation of future taxable income. The Company has evaluated the positive and negative evidence bearing upon the realizability and determined that it is more likely than not that the Company will not realize the benefits of the deferred tax assets, and as a result, a valuation allowance has been established against federal, state and certain foreign deferred tax assets as of December 31, 2021 and 2020.

During the year ended December 31, 2021, the Company recorded an increase in the valuation allowance of $6.4 million, which is primarily related to generating losses in the U.S. As of December 31, 2020, the Company recorded a net decrease in the valuation allowance of $3.1 million related primarily to a valuation allowance release with respect to the Simplee acquisition offset by a valuation allowance increase with respect to NOL carryforwards. During the year ended December 31, 2019, the Company recorded an increase in the valuation allowance of $4.8 million. Changes in the valuation allowance are summarized as follows (in thousands):

	Year Ended December, 31
	2021	2020	2019
Valuation allowance at beginning of year	$(17,485)	$(20,554)	$(15,757)
Change recorded to income tax (provision) benefit as part of operations	(6,379)	(2,745)	(4,797)
Change recorded to income tax (provision) benefit due to acquisition of Simplee	—	8,464	—
Current year (increase)/decrease established through goodwill due to acquisition of Simplee	—	(2,650)	—
Valuation allowance at end of year	$(23,864)	$(17,485)	$(20,554)

The Company permanently reinvests the earnings of its foreign subsidiaries, and, therefore, does not provide for taxes that could result from the distribution of those earnings to the U.S. As of December 31, 2021, the amount of unrecognized deferred taxes on these earnings are not material.

As of December 31, 2021, 2020 and 2019, the Company accrued $0.9 million, $0 and $0 related to uncertain tax positions, respectively, which includes potential tax benefits of $0.6 million, $0 and $0, respectively, that, when recognized, would impact the effective tax rate. As of December 31, 2021, $0.3 million of the reserve is reflected as a reduction to deferred taxes and the remaining balance is recorded as a component of other liabilities in the consolidated balance sheet.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December, 31
	2021	2020	2019
Balance at beginning of year	$—	$—	$—
Settlements with taxing authorities	—	—	—
Increases related to tax positions taken during prior years	502	—	—
Increases related to tax positions taken during the current year	387	—	—
Balance at end of year	$889	$—	$—

The Company files income tax returns as prescribed by the tax laws of the jurisdiction in which it operates. In the normal course of its business, the Company is subject to examination by federal, state and foreign jurisdictions, where applicable. The Company is open to future tax examinations from 2016 to the present; however, carryforward attributes that were generated prior to 2016 may still be adjusted upon examination by federal, state or local tax authorities to the extent they will be used in a future period. In 2021, the U.S. Internal Revenue Service commenced a corporate income tax audit with respect to the 2018 calendar year, which is still open.

16.
Commitments and Contingencies

Operating Leases

The Company leases certain real estate for its primary facilities under operating leases that expire at various dates between one and five years. These leases contain renewal options, and require the Company to pay operating costs, including property taxes, insurance, and maintenance. The terms of these lease agreements include free rent periods and annual rent increases. Accordingly, the Company records a deferred rent liability related to the free rent periods and periodic rent increases. Rent expense is recognized on a straight-line basis over the term of the lease.

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

In July 2021, the Company extended the Singapore office lease through November 30, 2022.

In connection with the WPM transaction, the Company acquired one lease agreement for an office building. The lease has a contractual term of 5 years beginning on August 1, 2021 and ending on July 31, 2026.

Future minimum lease payments for noncancelable operating leases as of December 31, 2021 are as follows (in thousands):

Years Ending December 31,
2022	$1,848
2023	1,567
2024	500
2025	73
2026	32
$4,020

Rent expense for the years ended December 31, 2021, 2020 and 2019 was $ 2.2 million, $2.3 million and $2.2 million, respectively.

Legal proceedings

The Company is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. The Company records an accrual for legal contingencies when it has determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the ability to make a reasonable estimate of the loss. If the occurrence of liability is probable, the Company will disclose the nature of the contingency, and if estimable, will provide the likely amount of such loss or range of loss.

As of December 31, 2021, the Company was not subject to any currently pending legal matters or claims that could have a material adverse effect on its financial position, results of operations, or cash flows.

Indemnification

In the ordinary course of business, the Company agrees to indemnify certain partners and clients against third party claims asserting infringement of certain intellectual property rights, data privacy breaches, damages caused to property or persons, or other liabilities relating to or arising from the Company’s payment platform or other contractual obligations. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2021 and 2020.

17.
Employee Benefit Plan

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $0.8 million, $0.5 million and 0.4 million to the plan during the years ended December 31, 2021, 2020 and 2019, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our auditors will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Annual Report on Form 10-K:

a)
Consolidated Financial Statements

The consolidated financial statements are filed as part of this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplementary Data.”

b)
Financial Statement Schedules

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or in the notes to those financial statements.

c)
Exhibits

The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Flywire Corporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2021.
3.2	Amended and Restated Bylaws of Flywire Corporation, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 1, 2021.
4.1*	Description of Securities of Flywire Corporation
4.2

Amended and Restated Investors’ Rights Agreement, dated February 23, 2021, by and among the Registrant and certain security holders of the Registrant, as amended, incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 filed on May 3, 2021.

10.1	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1/A filed on May 18, 2021.
10.2#*	Amended and Restated 2009 Equity Incentive Plan and forms of agreements thereafter.
10.3#

2018 Stock Incentive Plan, as amended, and forms of equity agreements thereunder, incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1/A filed on May 18, 2021.

10.4#	2021 Equity Incentive Plan, and forms of equity agreements thereunder, incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1/A filed on May 18, 2021.
10.5#	2021 Employee Stock Purchase Plan, and form of subscription agreement, incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1/A filed on May 18, 2021.
10.6

Loan and Security Agreement, by and between the Registrant and certain of its subsidiaries and Silicon Valley Bank, dated January 16, 2018, as amended by the Joinder and First Amendment to Loan Security Agreement, dated April 25, 2018; the Joinder and Second Amendment to Loan and Security Agreement, dated May 15, 2020; the Third Amendment to Loan and Security Agreement, dated June 2, 2020; and the Consent and Fourth Amendment to Loan and Security Agreement, dated December 9, 2020, incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1/A filed on May 18, 2021.

10.7#

Employment Agreement, dated as of May 14, 2021, by and between the Registrant and Michael Massaro, incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1/A filed on May 18, 2021.

10.8#

Employment Agreement, dated as of May 14, 2021, by and between the Registrant and Rob Orgel, incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1/A filed on May 18, 2021.

10.9#

Employment Agreement, dated as of May 14, 2021, by and between the Registrant and Michael Ellis, incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1/A filed on May 18, 2021.

10.10#

Employment Agreement, dated as of May 14, 2021, by and between the Registrant and Peter Butterfield, incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1/A filed on May 18, 2021.

10.11#

Employment Agreement, dated as of May 14, 2021, by and between the Registrant and David King, incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1/A filed on May 18, 2021.

10.12#

Employment Agreement, dated as of May 14, 2021, by and between the Registrant and Sharon Butler, incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1/A filed on May 18, 2021.

10.13#

Employment Agreement, dated as of May 14, 2021, by and between the Registrant and John Talaga, incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1/A filed on May 18, 2021.

10.14

Office Lease, dated April 8, 2015, as amended by that certain First Amendment to Office Lease dated April 7, 2016 and that certain Second Amendment to Office Lease dated October 23, 2018, by and between the Registrant and NS 141 Tremont LLC, incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1/A filed on May 18, 2021.

10.15

Credit Agreement, dated as of July 29, 2021, by and among Flywire Corporation, the other Loan Parties party thereto from time to time, the Lenders party thereto from time to time, the Issuing Banks party thereto from time to time, and Citibank, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2021.

10.16

Pledge Agreement, dated as of July 29, 2021, by and among Flywire Corporation, the Grantors and the Administrative Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 4, 2021.

21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Indicates a management contract or compensatory plan

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLYWIRE CORPORATION

Date: March 29, 2022	By:	/s/ Michael Massaro
Michael Massaro
Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Michael Massaro and Michael Ellis, and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Massaro Michael Massaro	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2022
/s/ Michael Ellis Michael Ellis	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2022
/s/ Phillip Riese Phillip Riese	Chairman of the Board of Directors	March 29, 2022
/s/ Yvonne Hao	Director	March 29, 2022
Yvonne Hao
/s/ Jo Natauri Jo Natauri	Director	March 29, 2022
/s/ Alex Finkelstein Alex Finkelstein	Director	March 29, 2022
/s/ Matt Harris Matt Harris	Director	March 29, 2022
/s/ Edwin Santos Edwin Santos	Director	March 29, 2022