Form 10-Q
period 2022-03-31
Flywire Corp
filed 2022-05-13
CIK 1580560

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May10, 2022, the registrant had 101,226,518 shares of voting common stock, $0.0001 par value per share, outstanding and 5,988,378 shares of non-voting common stock $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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
•
our ability to enter new client verticals, including our relatively new business-to-business sector;
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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Other sections of this Quarterly Report on Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, events, or circumstances. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations. You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

Unless otherwise noted or unless the context provides otherwise, all references in this Quarterly Report on Form 10-Q to our “common stock” refers to our voting common stock.

Investors, the media, and others should note that we intend to announce material information to the public through filings with the Securities and Exchange Commission, the investor relations page on our website, blog posts on our website (www.flywire.com), press releases, public conference calls, webcasts, and our Twitter feed (@flywire). The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website. The contents of our website are not incorporated into this filing. We have included our investor relations website address only as an inactive textual reference and do not intend it to be an active link to our website.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (Amounts in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$365,745	$385,360
Restricted cash	4,000	4,000
Accounts receivable, net of allowance for doubtful accounts of $101 and $106, respectively	13,787	12,968
Unbilled receivables	2,211	3,340
Funds receivable from payment partners	19,153	28,286
Prepaid expenses and other current assets	8,725	9,834
Total current assets	413,621	443,788
Property and equipment, net	10,080	9,442
Intangible assets, net	90,542	93,598
Goodwill	84,666	85,841
Other assets	10,638	7,176
Total assets	$609,547	$639,845
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,764	$10,242
Funds payable to clients	54,928	71,302
Accrued expenses and other current liabilities	21,588	22,726
Deferred revenue	5,312	5,488
Contingent consideration	656	7,719
Total current liabilities	91,248	117,477
Deferred tax liabilities	8,147	8,401
Contingent consideration, net of current portion	2,644	3,590
Long-term debt	25,939	25,939
Other liabilities	3,452	2,237
Total liabilities	131,430	157,644
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; and no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Voting common stock, $0.0001 par value; 2,000,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 103,409,781 shares issued and 101,092,059 shares outstanding as of March 31, 2022; 102,771,899 shares issued and 100,454,177 shares outstanding as of December 31, 2021	10	10
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 5,988,378 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1	1
Treasury voting common stock, 2,317,722 shares as of March 31, 2022 and December 31, 2021, held at cost	(748)	(748)
Additional paid-in capital	615,349	609,194
Accumulated other comprehensive loss	(489)	(399)
Accumulated deficit	(136,006)	(125,857)
Total stockholders’ equity	478,117	482,201
Total liabilities and stockholders’ equity	$609,547	$639,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited) (Amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	$64,553	$44,991
Costs and operating expenses:
Payment processing services costs	24,253	16,091
Technology and development	10,976	7,522
Selling and marketing	17,608	11,931
General and administrative	18,820	15,914
Total costs and operating expenses	71,657	51,458
Loss from operations	$(7,104)	$(6,467)
Other expense:
Interest expense	(218)	(621)
Change in fair value of preferred stock warrant liability	—	(954)
Other expense, net	(2,327)	(411)
Total other expenses, net	(2,545)	(1,986)
Loss before provision for income taxes	(9,649)	(8,453)
Provision for income taxes	500	199
Net loss	$(10,149)	$(8,652)
Foreign currency translation adjustment	(90)	339
Comprehensive loss	$(10,239)	$(8,313)
Net loss attributable to common stockholders - basic and diluted	$(10,149)	$(8,657)
Net loss per share attributable to common stockholders - basic and diluted	$(0.10)	$(0.41)
Weighted average common shares outstanding - basic and diluted	106,739,771	21,100,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited) (Amounts in thousands, except share and per share amounts)

	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Voting 'Common Stock		Non-Voting 'Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at January 1, 2022	—	—	—	—	102,771,899	$10	5,988,378	$1	(2,317,722)	$(748)	$609,194	$(399)	$(125,857)	$482,201
Issuance of common stock upon exercise of stock options, net of shares withheld	—	—	—	—	617,278	— *	—	—	—	—	660	—	—	660
Issuance of common stock upon settlement of restricted stock units	—	—	—	—	20,604	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(90)	—	(90)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	5,495	—	—	5,495
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(10,149)	(10,149)
Balances at March 31, 2022	—	—	—	—	103,409,781	$10	5,988,378	$1	(2,317,722)	$(748)	$615,349	$(489)	$(136,006)	$478,117

	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Voting 'Common Stock		Non-Voting 'Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at January 1, 2021	54,208,461	$110,401	11,239,920	$119,769	22,240,872	$2	—	—	(2,317,722)	$(748)	$16,971	$(214)	$(97,772)	$(81,762)
Issuance of common stock upon exercise of stock options	—	—	—	—	3,005,574	1	—	—	—	—	$2,404	—	—	2,405
Issuance of Series F-1 redeemable convertible preferred stock, net of issuance costs of $265	—	—	2,571,936	59,735	—	—	—	—	—	—	—	—	—	—
Exercise of common stock warrants	—	—	—	—	151,518	— *	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	—	—	5	—	—	—	—	—	—	(5)	—	—	(5)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	339	—	339
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	10,364	—	—	10,364
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(8,652)	(8,652)
Balances at March 31, 2021	54,208,461	$110,401	13,811,856	$179,509	25,397,964	$3	—	—	(2,317,722)	$(748)	$29,734	$125	$(106,424)	$(77,311)

__________________________

* amount less than $1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (Amounts in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(10,149)	$(8,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,817	2,131
Stock-based compensation expense	5,495	10,364
Amortization of deferred contract costs	72	50
Change in fair value of preferred stock warrant liability	—	954
Change in fair value of contingent consideration	(70)	(23)
Deferred tax provision	(53)	4
Bad debt expense	20	106
Non-cash interest expense	81	50
Other	—	149
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(839)	(3)
Unbilled receivables	1,129	1,080
Funds receivable from payment partners	9,133	13,342
Prepaid expenses and other current assets	262	(1,680)
Funds payable to clients	(16,374)	(28,123)
Accounts payable, accrued expenses and other current liabilities	(3,615)	(922)
Contingent consideration	(4,524)	(3,212)
Other liabilities	(385)	(150)
Deferred revenue	(5)	(257)
Net cash used in operating activities	(17,005)	(14,792)
Cash flows from investing activities:
Purchases of property and equipment	(1,307)	(1,473)
Net cash used in investing activities	(1,307)	(1,473)
Cash flows from financing activities:
Payment of deferred offering costs related to initial public offering	—	(163)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	59,735
Contingent consideration paid for acquisitions	(3,320)	(3,800)
Payments of tax withholdings for net settled option exercises	(756)	—
Proceeds from exercise of stock options	1,071	2,406
Net cash (used in) provided by financing activities	(3,005)	58,178
Effect of exchange rates changes on cash and cash equivalents	1,702	348
Net (decrease) increase in cash, cash equivalents and restricted cash	(19,615)	42,261
Cash, cash equivalents and restricted cash, beginning of period	$389,360	$109,052
Cash, cash equivalents and restricted cash, end of period	$369,745	$151,313
Supplemental disclosures of cash flow and noncash information
Cash paid during the period for interest	95	531
Accretion of redeemable convertible preferred stock	—	(5)
Purchase of property and equipment in accounts payable	48	20
Deferred offering costs related to initial public offering included in accounts payable, accrued expenses and other current liabilities	—	2,149
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$365,745	$146,313
Restricted cash	$4,000	5,000
Cash, cash equivalents and restricted cash	$369,745	$151,313

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Business Overview and Summary of Significant Accounting Policies

Flywire Corporation (Flywire or the Company) was incorporated under the laws of the State of Delaware in July 2009 as peerTransfer Corporation. In 2016, the Company changed its name to Flywire Corporation. The Company is headquartered in Boston, Massachusetts and has a global footprint in 11 countries across 5 continents.

Flywire provides a secure global payments platform, offering its clients an innovative and streamlined process to receive reconciled domestic and international payments in a more cost effective and efficient manner. The Company’s solutions are built on three core elements: (i) a next-gen payments platform, (ii) a proprietary global payment network, and (iii) vertical-specific software backed by its deep industry expertise.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC)

regarding interim financial reporting. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations, comprehensive loss, changes in convertible preferred stock, redeemable convertible preferred stock and stockholders’ equity (deficit), and its cash flows for the periods presented.

The results of operations for the three months ended March 31, 2022, are not necessarily indicative of results to be expected for the year ended December 31, 2022, any other interim periods or any future year or period. The accompanying consolidated balance sheet as of December 31, 2021 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2021. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from the interim unaudited condensed consolidated financial statements.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The condensed consolidated financial statements include the accounts of Flywire Corporation and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the valuation of common stock and stock-based awards, the valuation of the preferred stock warrant liability up until the date of the Company’s IPO, impairment assessment of goodwill, intangibles and other long-lived assets, the valuation of acquired intangible assets and their useful lives, and the valuation of contingent consideration. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a global pandemic. The unprecedented and rapid spread of COVID-19 as well as the shelter-in-place orders, promotion of social distancing measures, restrictions to businesses deemed non-essential, and travel restrictions implemented throughout the United States and globally significantly impacted the verticals in which the Company has been predominantly focused over the last decade, including payment volumes, sales cycles and time to implementation in those verticals. However, during this period the Company had not experienced any significant client attrition and our net dollar-based retention rate remained strong.

In response to the COVID-19 pandemic, the Company executed a reduction in force in May of 2020, cut corporate bonus programs, eliminated corporate travel and reduced professional service and other fees. Further, the Company implemented remote working capabilities and measures focused on the safety of employees. During the three months ended March 31, 2022, the Company observed recoveries in total payment volume and revenue. The growth in both total payment volume and revenue was a result of economies continuing to reopen. Additionally, the Company has resumed hiring across all departments to meet growth and public company challenges. The Company does not currently foresee the need to take additional actions; however, as variants or sub-variants of COVID-19 emerge, the Company continues to evaluate the nature and extent of these potential impacts to the Company's business, condensed consolidated financial statements, and liquidity.

Impact of the Conflict between Russia and Ukraine

The Company does not have any operations, including long-lived assets, in Ukraine or Russia, and to the Company’s knowledge, clients do not receive material amounts of payments from payers in these regions. As of the issuance date of these condensed consolidated financial statements, the current conflict between Russia and Ukraine has not had a direct material impact on the Company’s revenue or results of operations or financial position. However, the Company notes Ukraine is a major engineering hub and the conflict may create a global challenge in outsourcing or hiring engineering talent. In addition, a prolonged conflict or the spill-over of war into other European countries may in the future, have an impact on macroeconomic conditions which could significantly impact the verticals in which the Company has been predominantly focused over the last decade, including payment volumes, sales cycles and time to implementation and consequently, the Company’s revenue or results of operations or financial position.

Concentrations of Credit Risk, Financial Instruments and Significant Clients

Financial instruments that potentially subject the Company to concentration of credit risk consists principally of cash, cash equivalents, accounts receivable and funds receivable from payment partners. The Company maintains its cash and cash equivalents with financial institutions that management believes are of high credit quality. To manage credit risk related to accounts receivable, the Company evaluates credit worthiness of its clients and maintains allowances, to the extent necessary, for potential credit losses based upon the aging of its accounts receivable balances and known collection issues. The Company has not experienced any material credit losses for the three months ended March 31, 2022.

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

Accounts receivable are derived from revenue earned from clients located in the U.S. and internationally. Significant clients are those that represent 10% or more of accounts receivable, net as set forth in the following table:

	March 31,	December 31,
	2022	2021
Client A	12%	36%
Client B	*	12%

___________________________

* Less than 10% of total balance.

Funds receivable from payment partners consist primarily of cash held by the Company’s global payment processing partners that have not yet been remitted to the Company. Significant partners are those that represent 10% or more of funds receivable from payment partners as set forth in the following table:

	March 31,	December 31,
	2022	2021
Partner A	10%	14%
Partner B	*	15%
Partner C	14%	12%
Partner D	29%	21%

______________________

* Less than 10% of total balance.

During the three months ended March 31, 2022 and 2021, no client accounted for 10% or more of revenue.

During the three months ended March 31, 2022 and 2021, revenue from clients located outside of the United States in the aggregate accounted for 37.2% and 25.4% of the Company’s total revenue, respectively, with Canada accounting for 12.6% and 12.3%, respectively and the United Kingdom accounting for 15.3% and 7.6%, respectively. No other countries accounted for 10% or more of revenue for the three months ended March 31, 2022 or 2021.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 1 - Business Overview and Summary of Significant Accounting Policies of the notes and audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Effective January 1, 2022, Flywire changed its accounting policy for leases resulting from the adoption of Accounting Standards Codification (ASC) 842, Leases and subsequent related Accounting Standards Updates (ASUs). In addition to the Company’s adoption of ASC 842 described below, refer to Recently Accounting Pronouncements Adopted section for other ASUs adopted in 2022. There were no other material changes to accounting policies during the quarter ended March 31, 2022.

Leases

On January 1, 2022, Flywire adopted ASU 2016-02, Leases (Topic 842) and subsequent related ASUs using January 1, 2022 as the date of initial application. The new lease standard sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The Company elected the modified retrospective transition option which allows for application of Topic 842 at the adoption date. Therefore, comparative prior period financial information was not adjusted and will continue to be reported under the previous accounting guidance of ASC 840, Leases. No cumulative-effect adjustment to the opening accumulated deficit balance as of January 1, 2022 was necessary as a result of adopting the new standard. The Company elected the “package of practical expedients” permitted under the transition guidance which allowed the Company not to reassess (i) whether any expired or existing contracts are, or contain, leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. The Company also elected the practical expedient not to separate lease and non-lease components, as well as the short-term lease recognition exemption and will not recognize right-of-use (ROU) assets or lease liabilities for leases with a term less than 12 months. As a result of the adoption, the Company recognized ROU assets of $3.0 million in Other assets and a corresponding lease liability of $3.6 million in Other liabilities as of January 1, 2022. The ROU assets were adjusted per Topic 842 transition guidance for the existing deferred rent balance.

Accounting for Leases after the Adoption of ASC 842

The new leasing standard requires recognition of leases on the consolidated balance sheets as ROU assets and lease liabilities. ROU assets represent the Company's right to use underlying assets for the lease terms and lease liabilities represent our obligation to make lease payments arising from the leases. ROU assets are included in Other assets and lease liabilities are included in Other liabilities. Lease classification is determined at commencement date. All of the Company's leases are accounted for as operating leases. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. As the implicit rate of the leases is not determinable, the Company uses its incremental borrowing rate in determining the present value of the lease payments. ROU assets are adjusted for deferred rent and any lease incentives. Variable lease payments for maintenance, property taxes and other operating expenses are recognized as expense in the period in which the obligation for the payment is incurred. The operating lease expense associated with operating leases is recognized as a single lease cost on a straight-line basis over the lease term and is included in General and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. Refer to Note 15 - Commitments and Contingencies for more details on the Company's operating leases.

Accounting for Leases for Periods Prior to Adoption of ASC 842

Prior to ASC 842 adoption, operating lease arrangements were recorded off-balance sheet and ROU assets and liabilities were not recognized. Operating lease expense was recognized on a straight-line basis over the term of each lease and free rent periods were recorded as a deferred rent liability.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expenses in the condensed consolidated statements of operations and comprehensive loss. Advertising expenses for the three months ended March 31, 2022 and 2021 were $1.3 million and $0.5 million, respectively.

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

Recently Accounting Pronouncements Adopted

In addition to ASU 2016-02, Leases (Topic 842) described above, the following pronouncements were issued by the Financial Accounting Standards Board (FASB) and adopted by Flywire as of January 1, 2022:

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

ASU 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): ASU 2021-04 requires issuers to account for modifications or exchanges of freestanding equity-classified written call options (e.g., warrants) that remain equity classified after the modification or exchange based on the substance of the modification or exchange (e.g., a financing transaction to raise equity versus one to raise debt). The adoption of this standard did not have any impact on Flywire's consolidated financial statements and disclosures as the Company currently does not have any freestanding equity-classified written call options within the scope of this standard.

Recent Accounting Pronouncements Not Yet Adopted

The following ASUs were issued by the FASB and not yet adopted by Flywire:

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

	Three Months Ended March 31,
(in thousands)	2022	2021
Primary geographical markets
United States	$40,565	$33,574
Canada	8,149	5,516
United Kingdom	9,879	3,433
Other countries (1)	5,960	2,468
Total revenue	$64,553	$44,991
Major solutions
Transactions	$48,687	$32,434
Platform and usage-based fees	15,866	12,557
Total revenue	$64,553	$44,991

(1) No single country included in the other countries category generated 10% or more of total revenue.

Contract Balances from Contracts with Clients

The following table provides information about accounts receivable, unbilled receivables and deferred revenue from contracts with clients (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable, net of allowances	$13,787	$12,968
Unbilled receivables	2,211	3,340
Deferred revenue—current	5,312	5,488
Deferred revenue—non-current	171	185

For the three months ended March 31, 2022 and 2021, the Company recognized $2.1 million and $0.6 million of revenue from amounts that were included in deferred revenue as of December 31, 2021 and 2020, respectively.

3.
Allowance for doubtful accounts

Changes in the allowance for doubtful accounts for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Allowance for doubtful accounts at the beginning of the period	$(106)	$(481)
Provisions	(20)	(106)
Write-offs, net of recoveries	25	386
Allowance for doubtful accounts at the end of the period	$(101)	$(201)

4.
Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements as of March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Financial Assets:
Foreign exchange contracts	$—	$—	$3	$3
Financial Liabilities:
Contingent consideration	$—	$—	$3,300	$3,300

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Financial Assets:
Foreign exchange contracts	$—	$—	$43	$43
Financial Liabilities:
Contingent consideration	$—	$—	$11,309	$11,309

During the three months ended March 31, 2022, there were no transfers between Level 1, Level 2 or Level 3.

Contingent consideration

On February 13, 2020, the Company completed its acquisition of Simplificare Inc. (Simplee), a provider of healthcare payment and collections software. The acquisition of Simplee was intended to further expand the capabilities of the Company and to acquire additional clients in the healthcare market. The acquisition of Simplee was accounted for as a business combination. Pursuant to the terms of the agreement, the Company acquired all outstanding equity of Simplee for estimated total consideration of $86.5 million, which consisted of $79.4 million in cash, net of cash acquired and $7.1 million in estimated fair value of contingent consideration. Contingent consideration, which totaled up to $20.0 million was payable at various intervals provided that the Company retained key clients and achieved certain revenue and integration targets established for the years ended December 31, 2020 and 2021. A portion of the contingent consideration was also tied to continuing employment of certain key employees. During March 2022, the Company made the final payment of contingent consideration in the amount of $7.8 million. No additional contingent consideration is due or payable with respect to the Simplee acquisition.

The following table presents the unobservable inputs incorporated into the valuation of contingent consideration related to the Simplee acquisition for the three months ended March 31, 2021:

Three Months Ended March 31, 2021
Discount rate	8.15%
Probability of successful achievement *	0% - 100%
Performance period	1 year

* Probability of successful achievement was set at different targets based on the Company’s best estimates on achieving them.

Increases or decreases in any of the probabilities of success in which revenue targets were expected to be achieved would result in a higher or lower fair value measurement, respectively. Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively.

The following table presents the unobservable inputs incorporated into the valuation of contingent consideration related to the WPM Group Ltd. (WPM) acquisition. Refer to Note 8 - Business Combinations for additional details on the WPM acquisition.

Three Months Ended March 31, 2022
Market price of risk adjustment for revenue	3.8%
Revenue volatility	20.7%
Probability of successful achievement*	31% - 100%
Performance period	2 years

* Probability of successful achievement was set at different targets based on the Company’s best estimates on achieving them.

Increases or decreases in expectations regarding the level at which payment volumes are expected to be achieved would result in a higher or lower fair value measurement, respectively. Increases or decreases in the market price of risk adjustment of revenue would result in a decrease or increase in the fair value measurement, respectively. Increases or decreases in the revenue volatility would result in a decrease or increase in the fair value measurement, respectively.

The following table summarizes the changes in the carrying value of the contingent consideration for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$11,309	$12,500
Additions	—	—
Change in fair value	(70)	(23)
Contingent consideration paid *	(7,844)	(7,012)
Foreign currency translation adjustment	(95)	—
Ending balance	$3,300	$5,465

* For the three months ended March 31, 2022 and 2021, amounts paid related to the fair value of contingent consideration that was initially recorded in purchase accounting of $3.3 million and $3.8 million, respectively, were classified as financing cash flows in the condensed consolidated statement of cash flows. For the three months ended March 31, 2022 and 2021, amounts paid for the excess of the fair value of $4.5 million and $3.2 million, respectively, were classified as operating cash flows in the condensed consolidated statement of cash flows.

5. Derivative Instruments

As part of the Company’s foreign currency risk management program, the Company uses foreign currency forward contracts to mitigate the volatility related to fluctuations in the foreign exchange rates. These foreign currency forward contracts are not designated as hedging instruments. Derivative transactions such as foreign currency forward contracts are measured in terms of the notional amount; however, this amount is not recorded on the consolidated balance sheets and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged but is used only as the underlying basis on which the value of foreign exchange payments under these contracts is determined. As of March 31, 2022 and December 31, 2021, the Company had

5,322 and 8,653 open foreign exchange contracts, respectively. As of March 31, 2022 and December 31, 2021, the Company had foreign currency forward contracts outstanding with a notional amount of $36.2 million and $27.9 million, respectively.

The Company records all derivative instruments in the condensed consolidated balance sheets at their fair values. The Company recorded an asset of less than $0.1 million as of both March 31, 2022 and December 31, 2021 related to outstanding foreign exchange contracts. The Company recognized a gain of $0.3 million and a gain of less than $0.1 million during the three months ended March 31, 2022 and March 31, 2021, respectively. Gains and losses are included as a component of general and administrative expense within the condensed consolidated statements of operations and comprehensive loss.

6.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates presented (in thousands):

	March 31, 2022	December 31, 2021
Accrued employee compensation and related taxes	$10,340	$13,854
Accrued vendor liabilities	1,827	1,763
Accrued income and other non-employee related taxes	1,597	2,652
Accrued professional services	1,746	1,307
Current portion of operating lease liabilities	1,670	—
Other accrued expenses and current liabilities	4,408	3,150
	$21,588	$22,726

7.
Property and Equipment, net

Property and equipment, net consisted of the following as of the dates presented (in thousands):

	March 31, 2022	December 31, 2021
Computer equipment and software	$2,347	$2,211
Internal-use software	8,619	7,414
Furniture and fixtures	918	953
Leasehold improvements	4,990	4,995
	16,874	15,573
Less: Accumulated depreciation and amortization	(6,794)	(6,131)
	$10,080	$9,442

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was $0.7 million and $0.4 million, respectively.

During the three months ended March 31, 2021, the Company sold $0.1 million of property and equipment with accumulated depreciation of $0.1 million. The Company recognized a gain on the sale of the fixed assets of less than $0.1 million.

The Company capitalized $1.2 million and $5.6 million in costs related to internal-use software during the three months ended March 31, 2022 and twelve months ended December 31, 2021, respectively. The Company capitalized $1.4 million in costs related to internal-use software during the three months ended March 31, 2021. Software developed for internal use is amortized on a straight-line basis over its estimated useful life of five years.

As of March 31, 2022 and December 31, 2021, the carrying value of internal-use software was $6.7 million and $6.5 million, respectively. Amortization expense related to internal-use software was $0.4 million and $0.1 million during the three months ended March 31, 2022 and 2021, respectively.

8.
Business Combinations

Business Acquisition Completed in 2021

WPM

On December 14, 2021, Flywire completed its acquisition of WPM, a leading software provider that enables seamless and secure payment experiences for universities and colleges across the U.K. The acquisition of WPM was intended to build on Flywire’s existing education payments business and is expected to further accelerate the Company's market share in the U.K. education sector. The acquisition of WPM has been accounted for as a business combination.

Pursuant to the terms of the agreement, the Company acquired all outstanding equity of WPM for estimated total purchase consideration of $59.6 million, which consists of (in thousands):

Cash consideration, net of cash acquired	$56,111
Estimated fair value of contingent consideration	3,499
Total purchase consideration, net of cash acquired	$59,610

The contingent consideration is payable at various intervals through March 2024 in the form of up to approximately 225,000 shares of common stock and is dependent upon the Company's achievement of specified minimum payment volume targets and integration targets established for the years ending December 31, 2022 and 2023. A portion of the contingent consideration is also tied to continuing employment of certain key employees; accordingly, approximately 56,000 shares have been excluded from the purchase price. Therefore, total common stock included in the purchase price totals up to approximately 169,000 shares. During the three months ended March 31, 2022, the Company expensed $0.3 million in personnel costs associated with the retention portion contingent consideration. These personnel costs are included in the Company’s condensed consolidated statements of operations and comprehensive loss and a liability is recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheet. Contingent consideration related to minimum payment volume targets will be settled at 15 months and 27 months after acquisition date based on the 15 months and subsequent 12 months result. Contingent consideration related to integration targets will be settled in common stock upon completion, which is expected in the second quarter 2022. The contingent consideration related to continuing employment of certain key employees is payable at the two-year acquisition anniversary date.

The Company did not incur any transaction costs related to the WPM acquisition during the three months ended March 31, 2022.

Except for deferred revenue, which has been recognized in accordance with ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, the following table summarizes the allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed (in thousands):

Cash	$2,101
Accounts receivable	973
Prepaid expenses and other current assets	209
Property and equipment, net	5
Goodwill	40,389
Identifiable intangible assets	31,301
Total assets acquired	74,978
Deferred tax liabilities	7,776
Deferred revenue	4,525
Accounts payable	51
Accrued expenses	915
Total liabilities assumed	13,267
Net assets acquired	61,711
Less: cash acquired	2,101
Net assets, less cash acquired	$59,610

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
	$31,301

The results of WPM have been included in the consolidated financial statements since the date of the acquisition. The Company has not disclosed unaudited pro forma financial information that shows the results of the Company’s operations for the three months ended March 31, 2021 as if the acquisition had occurred on January 1, 2020 as the historical results of WPM are not material to the Company’s condensed consolidated financial statements.

9.
Goodwill and Acquired Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$85,841	$44,650
Goodwill related to acquisitions	—	—
Foreign currency translation adjustment	(1,175)	(32)
Ending balance	$84,666	$44,618

No goodwill impairment was recorded during the three months ended March 31, 2022 and 2021.

Acquired Intangible Assets

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	March 31, 2022
(in thousands)	Gross Carrying Value*	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$26,591	$(11,774)	$14,817	4.78
Customer Relationships	81,958	(6,312)	75,646	11.51
Trade Name/Trademark	511	(511)	—	—
Non-Compete Agreement	469	(390)	79	0.87
	$109,529	$(18,987)	$90,542

* Includes $0.9 million of foreign currency translation adjustments

	December 31, 2021
	Gross Carrying Value*	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$26,600	$(10,635)	$15,965	5.11
Customer Relationships	82,887	(5,356)	77,531	11.89
Trade Name/Trademark	511	(511)	—	—
Non-Compete Agreement	469	(367)	102	1.15
	$110,467	$(16,869)	$93,598

* Includes $0.6 million of foreign currency translation adjustments and $0.1 million in acquired developed technology assets

Amortization expense for the three months ended March 31, 2022 and 2021 was $2.1 million and $1.6 million, respectively.

As of March 31, 2022, the estimated annual amortization expense of intangible assets for each of the next five years and thereafter is expected to be as follows (in thousands):

Estimated Amortization Expense
Remaining of fiscal year 2022	$6,481
2023	9,421
2024	9,600
2025	9,196
2026	7,386
2027	7,233
Thereafter	41,225
$90,542

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

The Revolving Credit Facility contains customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, require the Company to satisfy certain financial covenants and restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Revolving Credit Facility becoming immediately due and payable and termination of the commitments. The Company was in compliance with all covenants associated with the Revolving Credit Facility as of March 31, 2022.

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

As of March 31, 2022 and December 31, 2021, the Company had $25.9 million outstanding under the Revolving Credit Facility.

Loan and Security Agreement

On January 16, 2018, the Company entered into the LSA with a financial institution for a $25.0 million loan with interest at a rate of 8.5% per annum. The LSA maturity date was January 22, 2022. The Company was obligated to make monthly interest payments on the loan. The LSA was interest only until either August 1, 2019 or February 1, 2020 pending on achieving certain revenue and margin targets. The Company incurred debt issuance costs of $0.2 million in connection with the issuance of the LSA, which were amortized to interest expense, using the effective interest method, over the term of the loan.

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

The Company recorded interest expense of $0.2 million, including amortization of debt issuance cost and debt discount of less than $0.1 million for the three months ended March 31, 2022. The Company recorded interest expense of $0.6 million, including amortization of debt issuance cost and debt discount of $0.1 million for the three months ended March 31, 2021.

11. Stockholders’ Equity (Deficit)

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

Holders of the Company's common stock have no conversion rights while each share of non-voting common stock automatically converts into common stock on a one-to-one basis without the payment of additional consideration upon the transfer thereof in (i) a widespread public distribution, including pursuant to Rule 144 under the Securities Act, (ii) a transfer (including a private placement or a sale pursuant to Rule 144 under the Securities Act) in which no one party acquires the right to purchase 2% or more of any class of voting securities (as such term is used for the purposes of the Bank Holding Company Act of 1956, as amended), (iii) an assignment to a single party (for example, a broker or investment banker) for the purposes of conducting a widespread public distribution, or (iv) to a party who would control more than 50% of the Company's voting securities without giving effect to the shares of non-voting common stock transferred by the holder. Other than in the event of such transfers, shares of non-voting common stock shall not be convertible into any other security.

As of March 31, 2022, the Company had reserved shares of common stock for future issuance as follows:

Issued and outstanding stock options	14,346,683
Issued and outstanding restricted stock units	2,420,345
Available for issuance under the 2021 Equity Incentive Plan	12,341,771
Available for issuance under Employee Stock Purchase Plan	2,704,236
Available for conversion of non-voting common stock	5,988,378
37,801,413

12.
Stock-Based Compensation

Equity Incentive Plan

In April 2021, the Company’s board of directors adopted, and in May 2021 its stockholders approved the 2021 Equity Incentive Plan (the 2021 Plan), which became effective in connection with the IPO.

No further awards are being made under the Company’s 2009 Equity Incentive Plan, as amended (the 2009 Plan) or the Company’s 2018 Equity Incentive Plan (the 2018 Plan); however, awards outstanding under each of the 2009 Plan and 2018 Plan will continue to be governed by their existing terms. With the establishment of the 2021 Equity Incentive Plan (2021 Plan) as further discussed below, upon the expiration, forfeiture, cancellation, or reacquisition of any stock-based awards granted under the 2009 Plan or 2018 Plan, an equal number of shares will become available for grant under the 2021 Plan. The 2021 Plan, 2018 Plan and 2009 Plan are collectively referred to as the “Equity Incentive Plans”.

The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other forms of equity compensation (collectively, equity awards). A total of 14,523,284 shares of the Company’s common stock have been reserved for issuance under the 2021 Plan in addition to (i) any annual automatic evergreen increases in the number of shares of common stock reserved for issuance under the 2021 Plan and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any stock-based awards granted under the 2009 Plan or 2018 Plan, an equal number of shares of voting common stock will become available under the 2021 Plan.

As of March 31, 2022, a total of 12,341,771 shares of the Company's common stock are available for future issuance under the 2021 Plan.

Stock Options

Stock options granted under the 2009 Plan, 2018 Plan and the 2021 Plan generally vest based on continued service over four years and expire within ten years from the date of grant. Any options that are canceled or forfeited before expiration become available for future grants.

During the three months ended March 31, 2022, the Company granted options to purchase an aggregate of 212,000 shares of common stock with weighted average exercise prices of $30.09 per share.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) expected term of 6.08 years, (ii) expected volatility of 44.5%, (iii) risk-free interest rate of 1.70% and (iv) expected dividend yield of 0%.

As of March 31, 2022, there was $29.4 million of total unrecognized expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Awards and Restricted Stock Units

During 2018, the Company granted restricted stock awards to employees under the 2018 Plan. The restricted stock awards vested ratably over a four year period from the date of grant. The fair value of each restricted stock awards on the date of grant was the estimated fair value of the common stock on the date of grant. All restricted stock awards were fully vested as of January 2022.

During 2021, the Company awarded restricted stock units to employees and nonemployee board members under the 2021 Plan. During the three months ended March 31, 2022, the Company awarded restricted stock units covering an aggregate of 2,279,034 shares of common stock. For the Company's executives, the fair value of the restricted stock units was estimated based upon the trailing 20 day trading price of the Company's common stock and for the remainder employees, the fair value of the restricted stock units was estimated based upon the market closing price of the Company’s common stock on the date of the grant. The restricted stock units vest over the requisite service period, which range between one and four years from the date of the grant, subject to the continued employment of the employees and services of the nonemployee board members.

As of March 31, 2022, there was $57.1 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted-average period of 3.9 years.

Employee Stock Purchase Plan

In April 2021, the Company’s board of directors adopted, and in May 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (ESPP), which became effective in connection with the IPO. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to employees. A total of 2,704,236 shares of common stock have been reserved for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of common stock reserved for future issuance under the ESPP. The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of a share of common stock on the first or last day of the offering period, whichever is lower. Eligible employees can contribute up to 15% of their eligible compensation. Offering periods are generally 6 months long.

The ESPP enrollment period started on December 15, 2021 and ended on December 31, 2021. The first offering period commenced on January 1, 2022 and will end on June 30, 2022.

The fair value of the ESPP offering during the three months ended March 31, 2022 was estimated at the date of the offering using the Black-Scholes option-pricing model with the following assumptions: (i) expected term of 0.5 years, (ii) expected volatility of 36.5%, (iii) risk-free interest rate of 0.19% and (iv) expected dividend yield of 0%.

As of March 31, 2022, the total unrecognized compensation expense related to the ESPP was $0.3 million, which is expected to be amortized over the next 3 months.

Stock-Based Compensation Costs

The following table summarizes the stock-based compensation expense for stock options, restricted stock units and employee stock purchase plan granted to employees that was recorded in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2022	2021
Technology and development	$830	$1,085
Selling and marketing	1,311	2,644
General and administrative	3,354	6,635
Total stock-based compensation expense	$5,495	$10,364

In February 2021, certain of the Company’s existing investors acquired 1,205,118 outstanding shares of common stock from employees of the Company for a purchase price greater than the fair value of the common stock at the time of the transaction. As a result, the Company recorded $8.4 million of stock-based compensation expense during the three months ended March 31, 2021. The amount recorded as stock-based compensation represents the difference between the price paid and the estimated fair value at the date of the transaction.

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

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022 and 2021, net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders.

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

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(10,149)	$(8,652)
Accretion of preferred stock to redemption value	—	(5)
Net loss attributable to common stockholders - basic and diluted	$(10,149)	$(8,657)
Denominator:
Weighted average common shares outstanding - basic and diluted	106,739,771	21,100,077
Net loss per share attributable to common stockholders - basic and diluted	$(0.10)	$(0.41)

Outstanding potentially dilutive securities, which were excluded from the diluted net loss per share calculations because they would have been antidilutive were as follows as of the dates presented:

	Three Months Ended March 31,
	2022	2021
Warrants for the purchase of common stock	—	75,000
Warrants for the purchase of convertible preferred stock (as converted into common stock)	—	381,000
Redeemable convertible preferred stock (as converted into common stock)	—	13,811,856
Convertible preferred stock (as converted into common stock)	—	54,208,461
Unvested restricted stock awards	2,419,900	516,552
Stock options to purchase common stock (as converted to common stock)	14,346,683	16,496,223
	16,766,583	85,489,092

14. Income Taxes

The Company’s provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period. The Company reported an income tax expense of $0.5 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. The income tax expense for the three months ended March 31, 2022 was primarily attributable to profits generated in the Company's foreign subsidiaries. The income tax expense for the three months ended March 31, 2021 was primarily attributable to foreign taxes.

The Company’s effective tax rate differs from the Federal statutory rate primarily due to the change in valuation allowance in the U.S. The Company is open to future tax examinations from 2018 to the present; however, carryforward attributes that were generated prior to 2018 may still be adjusted upon examination by federal, state or local tax authorities to the extent they will be used in a future period. In 2021, the U.S. Internal Revenue Service commenced a corporate income tax audit with respect to the 2018 calendar year, which was completed in 2022.

The Company’s management evaluates the realizability of the Company’s deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during the foreseeable future. As of March 31, 2022, the Company continues to maintain a full valuation allowance on its U.S. net deferred tax assets.

15.
Leases

Operating Leases

The Company leases certain real estate for its primary facilities under operating leases that expire at various dates between one and five years. These leases contain renewal options, and require the Company to pay operating costs, including property taxes, insurance, and maintenance. The terms of these lease agreements include free rent periods and annual rent increases. Operating lease expense is recognized on a straight-line basis over the term of the lease. There were no finance lease obligations as of March 31, 2022.

In March 2021, the Company entered into a lease agreement for 680 square feet of office space in Tel Aviv, Israel. The term of the lease commenced on March 15, 2021 and continues until March 8, 2023. The Company has the option to extend the lease for an additional two-year term at market-based rates. The base rent payments commenced in March 2021. The Company is obligated to pay its portion of building operating and tax expenses.

In May 2021, the Company executed a lease extension on previously rented office space in Cluj, Romania that commenced on May 15, 2021 and continues until March 31, 2024. In May 2021 and July 2021, the Company executed lease extensions on previously rented office space in Singapore that commenced on May 15, 2021 and continues until November 14, 2022. The Company is obligated to pay its portion of building operating and tax expenses under both agreements.

In connection with the WPM acquisition, the Company acquired one lease agreement for office space. The lease has a contractual term of 5 years beginning on August 1, 2021 and ending on July 31, 2026.

ROU assets are included in Other assets and operating lease liabilities are included in Other liabilities.

(dollars in thousands)	March 31, 2022
ROU assets	$2,804
Operating lease liabilities	3,695
Weighted-average remaining lease terms	2.16 years
Weighted-average discount rate	4.5%

Supplemental cash flow information related to leases was as follows:

(in thousands)	March 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$659

Future minimum lease payments as of March 31, 2022, were as follows (in thousands):

Years Ending December 31,
'2022 (remaining nine months)	$1,337
2023	1,557
2024	498
2025	77
2026	31
Thereafter	—
Total undiscounted lease payments	$3,500
Less - present value discount	295
Lease Liability, at present value	$3,205

Future minimum lease payments as of December 31, 2021, prior to the adoption of ASC 842 as described in Note 1 - Business Overview and Summary of Significant Accounting Policies, were as follows:

Years Ending December 31,
2022	$1,848
2023	1,567
2024	500
2025	73
2026	32
$4,020

The components of operating lease expense during the three months ended March 31, 2022 is shown on the table below (in thousands), while rent expense for the three months ending March 31, 2021 was $0.5 million.

Operating lease expense	$384
Short-term lease expense	122
Variable lease expense	54
Total operating lease expense	$560

16.
Commitments and Contingencies

Legal proceedings

The Company is subject to various legal proceedings and claims from time to time, the outcomes of which are subject to significant uncertainty. The Company records an accrual for legal contingencies when it has determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, and the ability to make a reasonable estimate of the loss. If the occurrence of liability is probable, the Company will disclose the nature of the contingency, and if estimable, will provide the likely amount of such loss or range of loss.

As of March 31, 2022, the Company was not aware of any pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse effect on its financial position, results of operations, or cash flows.

Indemnification

In the ordinary course of business, the Company agrees to indemnify certain partners and clients against third-party claims asserting infringement of certain intellectual property rights, data privacy breaches, damages caused to property or persons, or other liabilities relating to or arising from the Company’s payment platform or other contractual obligations. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its consolidated financial statements for the periods ended March 31, 2022 and December 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. You should read the sections titled "Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year end is December 31, and our fiscal quarters end on March 31, June 30, September 30, and December 31.

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

•
Rapid domestic and international payments volume growth. We have grown our total payment volume by approximately 46.0% period-over-period from $2.9 billion during the three months ended March 31, 2021 to $4.2 billion during the three months ended March 31, 2022.
•
Expanded global payments network. We have continued to add to the capabilities of our payment network by means of new local bank accounts and payment partners, and have expanded our global reach to over 240 countries and territories and more than 140 currencies.
•
Enjoyable and personalized user experience. Our net promoter score (NPS) score of 64 in fiscal year 2020 demonstrates a strong affinity among our clients for our platform.
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

As of March 31, 2022, we serve over 2,700 clients around the world. In education, we serve more than 2,000 institutions and 2.0 million students globally. In healthcare, we power more than 80 healthcare systems, including four of the top 10 healthcare systems in the United States ranked by hospital size as of December 31, 2021. In our newer payment verticals of travel and business-to-business (B2B) payments, we have a growing portfolio of more than 420 clients as of as of March 31, 2022.

Our success in building our client base around the world and expanding utilization by our clients’ customers has allowed us to achieve significant scale. We enabled more than $13.2 billion and $4.2 billion in total payment volume during the year ended December 31, 2021 and three months ended March 31, 2022, respectively. We generated revenue of $201.1 million and $131.8 million for the years ended December 31, 2021 and 2020, respectively, and incurred net losses of $28.1 million and $11.1 million for those same years.

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

While we have experienced significant growth and increased demand for our solutions over recent periods, we expect to continue to incur losses in the short term and may not be able to achieve or maintain profitability in the future. Our marketing is focused on generating leads to develop our sales pipeline, building our brand and market awareness, scaling our network of partners and growing our business from our existing client base. We believe that these efforts will result in an increase in our client base, revenues, and improved margins in the long term. To manage any future growth effectively, we must continue to improve and expand our information technology (IT) and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. Additionally, we face intense competition in our market, and to succeed, we need to innovate and offer solutions that are differentiated from legacy payment solutions. We must also effectively hire, retain, train, and motivate qualified personnel and senior management. If we are unable to successfully address these challenges, our business, operating results, and prospects could be adversely affected.

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

Recent Acquisition

In December 2021, we acquired all of the issued and outstanding shares of WPM for a purchase price of $59.6 million including $56.1 million of cash consideration, net of cash acquired and the estimated fair value of contingent consideration of $3.5 million. The contingent consideration is payable at various intervals through March 2024 in the form of up to approximately 225,000 shares of common stock and is dependent upon the Company's achievement of specified minimum payment volume targets and integration targets established for the years ending December 31, 2022 and 2023. WPM is a leading software provider that enables seamless and secure payment experiences for universities and colleges across the U.K. The acquisition of WPM is intended to build on our existing education payments business and is expected to further accelerate our market share in the U.K. education sector. WPM contributed $1.7 million in platform revenue during the three months ended March 31, 2022.

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

Key Operating Metrics and Non-GAAP Financial Measures

The following table sets forth our key operating metrics and non-GAAP measures for the periods presented:

	Three Months Ended March 31,
(dollars in millions)	2022	2021
Total Payment Volume	$4,173.7	$2,862.7
Revenue	$64.6	$45.0
Revenue Less Ancillary Services	$59.3	$40.2
Gross Margin	60.1%	61.3%
Adjusted Gross Margin	65.5%	68.7%
Net Loss	$(10.1)	$(8.7)
Adjusted EBITDA	$1.8	$7.0

For the three months ended March 31, 2022, transaction revenue and platform and usage-based fee revenue represented 75.4% and 24.6% of our revenue, respectively. For the three months ended March 31, 2022, transaction revenue and platform and usage-based fee revenue represented 81.5% and 18.5% of our total revenue less ancillary services, respectively.

For the three months ended March 31, 2021, transaction revenue and platform and usage-based fee revenue represented 72.0% and 28.0% of our revenue, respectively. For the three months ended March 31, 2021, transaction revenue and platform and usage-based fee revenue represented 79.9% and 20.1% of our total revenue less ancillary services, respectively.

For the three months ended March 31, 2022, our total payment volume was approximately $4.2 billion, consisting of $2.5 billion of total payment volume from transactions included in transaction revenue, and $1.7 billion of total payment volume from transactions included in platform and usage-based fee revenue.

For the three months ended March 31, 2021, our total payment volume was approximately $2.9 billion, consisting of $1.7 billion of total payment volume from transactions included in transaction revenue, and $1.2 billion of total payment volume from transactions included in platform and usage-based fee revenue.

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

We use supplemental measures of our performance which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with GAAP. These non-GAAP financial measures include the following:

•
Revenue Less Ancillary Services - Revenue less ancillary services represents our consolidated revenue in accordance with GAAP less (i) pass-through cost for printing and mailing services and (ii) marketing fees we receive. We exclude these amounts to arrive at this supplemental non-GAAP financial measure as we view these services as ancillary to the primary services we provide to our clients.
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

Revenue Less Ancillary Services and Adjusted Gross Margin:

	Three Months Ended March 31,
(dollars in millions)	2022	2021
Revenue	$64.6	$45.0
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	(4.9)	(4.5)
Marketing fees	(0.4)	(0.3)
Revenue Less Ancillary Services	$59.3	$40.2
Payment processing services costs	24.3	16.1
Hosting and amortization costs within technology and development expenses	1.5	1.3
Adjusted to:
Exclude printing and mailing costs	(4.9)	(4.5)
Offset marketing fees against related costs	(0.4)	(0.3)
Costs of Revenue Less Ancillary Services	$20.5	$12.6
Gross Profit	$38.8	$27.6
Gross Margin	60.1%	61.3%
Adjusted Gross Profit	$38.8	$27.6
Adjusted Gross Margin	65.5%	68.7%

(dollars in millions)	Transaction	Platform and Usage-Based Fee	Three Months Ended March 31, 2022
Revenue	$48.7	$15.9	$64.6
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(4.9)	(4.9)
Marketing fees	(0.4)	—	(0.4)
Revenue Less Ancillary Services	$48.3	$11.0	$59.3
Percentage of Revenue	75.4%	24.6%	100.0%
Percentage of Revenue Less Ancillary Services	81.5%	18.5%	100.0%

(dollars in millions)	Transaction	Platform and Usage-Based Fee	Three Months Ended March 31, 2021
Revenue	$32.4	$12.6	$45.0
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(4.5)	(4.5)
Marketing fees	(0.3)	—	(0.3)
Revenue Less Ancillary Services	$32.1	$8.1	$40.2
Percentage of Revenue	72.0%	28.0%	100%
Percentage of Revenue Less Ancillary Services	79.9%	20.1%	100%

EBITDA and Adjusted EBITDA:

	Three Months Ended March 31
(in millions)	2022	2021
Net loss	$(10.1)	$(8.7)
Interest expense	0.2	0.6
Provision for income taxes	0.5	0.2
Depreciation and amortization	2.8	2.1
EBITDA	(6.6)	(5.8)
Stock-based compensation expense	5.5	10.4
Change in fair value of contingent consideration	(0.1)	—
Change in fair value of preferred stock liability, prior to IPO	—	1.0
Other expense, net (1)	2.3	0.4
Indirect taxes related to intercompany activity	0.1	—
Acquisition related employee retention costs (2)	0.6	1.0
Adjusted EBITDA	$1.8	$7.0

(1)
For the three months ended March 31, 2022 and 2021, other expense consisted of losses from the remeasurement of foreign currency transactions into our functional currency of $2.3 million and $0.4 million, respectively.
(2)
Acquisition related employee retention costs consisted of costs incurred to retain and compensate Simplee's and WPM’s employees in connection with integration of the business.

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

Mix of Business on Our Platform

Our revenue is affected by several factors, including the amount of payment volume processed by us on behalf of our clients, the industry in which our clients operate, the currency in which payments are made and received, the method of payment and the number of payment plans initiated by our clients’ customers. For example, we recognize more transaction revenue as our clients engage in cross border payment flows which may increase or decrease depending on the industry in which our clients operate. We may experience shifts in the type of revenue we earn (transaction revenue or platform and usage-based fee revenue) depending on the nature of the activity of our clients and our clients’ customers on our platform.

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

Additionally, we will continue to expand efforts to market our payment platform and global payment network directly to our clients through comprehensive marketing initiatives. We are focused on the effectiveness of sales and marketing spending and will continue to be strategic in maintaining efficient client acquisition in the next quarters, including adjusting spending levels as needed in response to changes in the economic environment.

Seasonality

Our operating results and operating metrics are subject to seasonality and volatility, which could result in fluctuations in our quarterly revenues and operating results or in perceptions of our business prospects. We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenue, which can vary by geographic corridor. For instance, our revenue has historically been strongest in our first and third quarters and weakest in our second quarter. Some variability results from seasonal events including the timing of when our education clients’ customers make their tuition payments on our payment platform and the number of business days in a month or quarter. We also experience volatility in certain other metrics, such as transactions processed and total payment volume. We expect our mix to shift to bank transfers throughout the year.

Economic Conditions and Resulting Consumer Spending Trends

Changes in macro-level consumer spending for education, healthcare and travel trends, including as a result of COVID-19 pandemic, could affect the amounts of volumes processed on our platform, thus resulting in fluctuations to our revenue streams.

Impact of the COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 in 2020 as well as the shelter-in-place orders, promotion of social distancing measures, restrictions to businesses deemed non-essential, and travel restrictions implemented throughout the United States and globally have significantly impacted the verticals in which we have been predominantly focused over the last decade, including payment volumes, sales cycles and time to implementation in those verticals. However, we have not experienced any significant client attrition and our quarterly and annual net dollar-based retention rate remained strong. For the year ended December 31, 2021, our annual net dollar-based retention rate was approximately 140%. For the year ended December 31, 2020, despite the impact of the COVID-19 pandemic on our clients and the industries we serve, our annual net dollar-based retention rate was approximately 100%. During the year ended December 31, 2021, we added an additional 300 clients and have observed a recovery in payment volumes and growth in clients. As a result of the payment volume growth, client growth and public company complexities, we have increased hiring. Borders are continuing to open allowing for an increase in international students to attend education clients. We expect this trend to continue throughout the year for our education clients. Additionally, the opening of borders and abatement of COVID-19 restrictions is increasing travel abroad and we expect travel to continue to return to pre-pandemic levels. As variants (most notably Delta and Omicron) or sub-variants of COVID-19 emerge, we will continue to evaluate the nature and extent of these potential impacts to our business, consolidated financial statements, and liquidity.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. The CARES Act did not have a material impact on our consolidated financial statements for the years ended December 31, 2020 and 2021. We continue to monitor any effects that may result from the CARES Act or other government relief programs that are made available.

Impact of the Conflict between Russia and Ukraine

We do not have any operations, including long-lived assets, in Ukraine or Russia, and to our knowledge, our clients do not receive material amounts of payments from payers in these regions. We are actively monitoring the situation in Ukraine and assessing its impact on our business, but to date have not experienced any material impact. However, we have no way to predict the progress or outcome of the conflict or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time.

Ukraine is a major engineering hub and the conflict may create a global challenge in outsourcing or hiring engineering talent. In addition, we have put in place and continue to actively manage a program to comply with government sanctions imposed on Russian persons and financial institutions. Also, providers of payment and accounts receivable software have frequently been targeted by cyber threats and due to the war in the Ukraine and continued political uncertainty involving Russia and Ukraine and potentially other regions of Europe, there is an increased likelihood that escalation of tensions could result in cyber-attacks that could either directly or indirectly impact our operations. We continue to invest in systems, software and personnel to protect against these enhanced threats, but any failure to protect against such attacks, could result in unauthorized access to or leakage of, sensitive data, or compromise our ability to provide our solutions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could adversely affect our operating results and financial condition.

Diversified Mix of Clients

We have a wide range of clients across education, healthcare, travel and B2B. Following the onset of the COVID-19 pandemic, there was a temporary deceleration of payment volumes and revenue from education clients relying on international enrollments due to the uncertainty of borders re-opening. During 2021 and the first quarter of 2022 borders continued to open allowing for an increase in international students to attend education clients. We expect this trend to continue throughout the year for our education clients. Additionally, the opening of borders and abatement of COVID-19 restrictions is increasing travel abroad and we expect travel to continue to return to pre-pandemic levels.

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

Business Continuity

In response to COVID-19 developments, we implemented measures to focus on the safety of our employees and support of our clients, while at the same time seeking to mitigate the impact on our financial position and operations. We have implemented remote working capabilities for our entire organization and to date, there has been minimal disruption to our operations. During the spring of 2020, due to initial COVID-19 uncertainty, we reduced our workforce by approximately 12%. From July 2020 through March 31, 2022, our workforce increased by approximately 71% in order to meet the demand of clients and life as a public company. As vaccination rates have increased, our offices have reopened in limited capacity. We have also increased our hiring plan to address key roles with the goal of ensuring continuity and growth.

Components of Results of Operations

Revenue

We generate revenue from transactions and platform and usage-based fees as described below.

Transaction Revenue

Transaction revenue consists of a fee based on the total payment volume processed through our payment platform and global payment network. The fee can vary depending on the geographic region in which our client and client’s customer resides, the payment method selected by our clients’ customer and the currencies in which the transaction is completed on our solution. Fees received are reported as revenue upon the completion of payment processing transaction. Our revenue mix fluctuates and as more revenue is derived from credit cards our adjusted gross margin goes down.

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

General and Administrative

General and administrative expenses consist of personnel-related expenses, including stock-based compensation expense, for finance, risk management, legal and compliance, human resources and IT functions, costs incurred for external professional services, as well as rent, and facility and insurance costs. We expect to incur additional general and administrative expenses as we continue to invest in our planned growth of our business. We also expect to increase the size of our general and administrative functions to support the growth in the business, and to operate as a public company. As a result, we expect that our general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of total revenue from period to period.

Interest Expense

Interest expense consists of interest previously incurred on our LSA and interest on a new Revolving Credit Facility. During 2018, we borrowed $25.0 million under the LSA to complete the acquisition of OnPlan Holdings LLC. On April 25, 2020, we entered into a Joinder and Second Amendment to the LSA to refinance the LSA. As part of the refinancing, the lender re-advanced $4.2 million of principal paid on the loan through May 1, 2020. The LSA was interest only until May 2023 and carried annual interest at a rate equal to the greater of (i) 5.25% above the prime rate or (ii) 8.50%. In July 2021, we refinanced the LSA by entering into a $50.0 million Revolving Credit Facility. The Revolving Credit Facility has an adjustable rate of interest based on the type of loan requested, either at an annual rate based on the Alternate Base Rate (ABR), which references the prime rate plus an applicable margin or LIBOR plus an applicable margin. Loans based on ABR bear interest at a rate between ABR plus 0.75% and ABR plus 1.25%, and loans based on LIBOR bear interest at a rate between LIBOR plus 1.75% and LIBOR plus 2.25%, depending on our liquidity.

Change in Fair Value of Preferred Stock Warrant Liability

In connection with our financing arrangements, we issued warrants to purchase convertible preferred stock to a lender. The warrants to purchase preferred stock provided for net share settlement under which the maximum number of shares that could be issued represented the total amount of shares under the warrant agreements. These warrants were classified as liabilities on our consolidated balance sheets as these were free standing instruments that may have required us to transfer an asset upon exercise. The warrant liability associated with these warrants was recorded at fair value on the issuance date of the warrants and was marked to market each reporting period based on changes in the warrants’ fair value calculated using the Black-Scholes model. Following our IPO, all preferred stock warrants were either fully exercised or converted to warrants to purchase common stock and no longer require liability classification. As a result, we no longer recognize the change in fair value of preferred stock warrant liability in our condensed consolidated statements of operations and comprehensive loss.

Other Income (Expense), Net

Other income (expense), net consists of interest income and gains and losses from the remeasurement of foreign currency transactions into its functional currency.

Provision for Income Taxes

Provision for income taxes consists primarily of foreign and state income taxes. We have historically generated net operating losses (NOL) carryforwards for U.S. Federal and state tax purposes as we expand the scale of our international business activities. We are currently anticipating generating U.S. taxable income in 2022 primarily due to capitalizing a large portion of our research costs. Any additional changes in the U.S. and foreign taxation of such activities may increase our overall provision for income taxes in the future.

We have a valuation allowance for our U.S. deferred tax assets, including federal and state NOLs. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized through expected future taxable income generated in the United States.

Results of Operations

Comparison of results for the Three Months Ended March, 31, 2022 and 2021

The following table sets forth our consolidated results of operations for periods presented:

	Three Months Ended March 31,
(dollars in millions)	2022	2021	$ Change	% Change
Revenue	$64.6	$45.0	$19.6	43.6%
Payment processing services costs	24.3	16.1	8.2	50.9%
Technology and development	11.0	7.5	3.5	46.7%
Selling and marketing	17.6	12.0	5.6	46.7%
General and administrative	18.8	15.9	2.9	18.2%
Total costs and operating expense	71.7	51.5	20.2	39.2%
Loss from operations	(7.1)	(6.5)	(0.6)	9.2%
Interest expense	(0.2)	(0.6)	0.4	(66.7)%
Change in fair value of preferred stock warrant liability	—	(1.0)	1.0	(100.0)%
Other expense, net	(2.3)	(0.4)	(1.9)	475.0%
Total other expenses, net	(2.5)	(2.0)	(0.5)	25.0%
Loss before income taxes	(9.6)	(8.5)	(1.1)	12.9%
Provision for income taxes	0.5	0.2	0.3	150.0%
Net loss	(10.1)	(8.7)	(1.4)	16.1%
Foreign currency translation adjustment	(0.1)	0.4	(0.5)	(125.0)%
Comprehensive loss	$(10.2)	$(8.3)	$(1.9)	22.9%

Revenue

Revenue was $64.6 million for the three months ended March 31, 2022, compared to $45.0 million for the three months ended March 31, 2021, an increase of $19.6 million or 43.6%. Revenue is comprised of transaction revenue and platform and usage-based fee revenue as follows:

	Three Months Ended March 31,
(dollars in millions)	2022	2021	$ Change	% Change
Transaction revenue	$48.7	$32.4	$16.3	50.3%
Platform and usage-based fee revenue	15.9	12.6	3.3	26.2%
Revenue	$64.6	$45.0	$19.6	43.6%

Transaction revenue was $48.7 million for the three months ended March 31, 2022, compared to $32.4 million for the three months ended March 31, 2021, an increase of $16.3 million or 50.3%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes, from both our existing clients and new clients added during the three months ended March 31, 2022. We experienced strong growth in payment volume across all regions and verticals during the period. Total payment volume increased 46.0% during the three months ended March 31, 2022 to $4.2 billion. Our marketing services revenue increased as a result of our payment partners using more of our marketing services in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Platform and usage-based fee revenue was $15.9 million for the three months ended March 31, 2022, compared to $12.6 million for the three months ended March 31, 2021, an increase of $3.3 million or 26.2%. The increase in platform and usage-based fee revenue was driven primarily by the WPM acquisition, which accounted for a $1.7 million increase over the same period in 2021. The remainder of the increase was attributable to increased usage by our clients and new clients signed during the three months ended March 31, 2022.

Payment Processing Services Costs

Payment processing services costs were $24.3 million for the three months ended March 31, 2022, compared to $16.1 million for the three months ended March 31, 2021, an increase of $8.2 million or 50.9%. The increase in payment processing services costs is correlated with the increase in total payment volume of 46.0% over the same period.

Technology and Development

Technology and development expenses were $11.0 million for the three months ended March 31, 2022, compared to $7.5 million for the three months ended March 31, 2021, an increase of $3.5 million or 46.7%. The increase in technology and development cost was primarily driven by an increase in personnel costs, amortization expense, software and hosting expenses and travel related expenses, which was partially offset by a decrease in stock-based compensation expense. Personnel costs were $6.7 million for the three months ended March 31, 2022, compared to $3.8 million for the three months ended March 31, 2021, an increase of $2.9 million or 76.3%. The increase in personnel costs was primarily driven by an increase in headcount within our technology and development teams. Amortization of intangible assets was $1.5 million for the three months ended March 31, 2022, compared to $1.1 million for the three months ended March 31, 2021, an increase of $0.4 million or 36.4%. The increase in amortization expense was the result of the acquisition of Simplee. Software and hosting expenses were $1.1 million for the three months ended March 31, 2022, compared to $0.9 million for the three months ended March 31, 2021, an increase of $0.2 million or 22.2%. The increase in software and hosting expenses was primarily related to increased hosting fees based on payment volumes growth and additional software needs based on headcount growth. Travel expenses were $0.1 for the three months ended March 31, 2022, compared to $0 for the three months ended March 31, 2021, an increase of $0.1 million. The increase in travel expenses was due to the lifting of COVID-19 related travel restrictions. Stock-based compensation expense was $0.9 million for the three months ended March 31, 2022, compared to $1.1 million for the three months ended March 31, 2021, a decrease of $0.2 million or 18.2%. The decrease in stock-based compensation was due to a secondary sale that involved stockholders who were also our employees in the first quarter of 2021 and no such sale occurring in the first quarter of 2022.

Selling and Marketing

Selling and marketing expenses were $17.6 million for the three months ended March 31, 2022, compared to $12.0 million for the three months ended March 31, 2021, an increase of $5.6 million or 46.7%. The increase in selling and marketing expenses was primarily driven by an increase in personnel costs, marketing costs, travel related expenses, professional fees, and amortization expenses, which was partially offset by a decrease in stock-based compensation. Personnel costs were $10.6 million for the three months ended March 31, 2022, compared to $6.4 million for the three months ended March 31, 2021, an increase of $4.2 million or 65.6%. The increase in personnel costs was primarily driven by an increase in headcount within our selling and marketing teams and commissions earned on sales during the period. Marketing costs were $1.5 million for the three months ended March 31, 2022, compared to $0.6 million for the three months ended March 31, 2021, an increase of $0.9 million or 150.0%. The increase in marketing costs was due to increased marketing initiatives and hosted events, including marketing activities associated with WPM. Travel expenses were $0.5 for the three months ended March 31, 2022, compared to $0 for the three months ended March 31, 2021, an increase of $0.5 million. The increase in travel expenses was due to the lifting of COVID-19 related travel restrictions. Professional fees were $1.3 million for the three months ended March 31, 2022, compared to $0.9 million for the three months ended March 31, 2021, an increase of $0.4 million or 44.4%. The increase in professional fees was due to increases in third party commissions and consulting fees. Amortization of intangibles was $1.0 million for the three months ended March 31, 2022, compared to $0.6 million for the three months ended March 31, 2021, an increase of $0.4 million or 66.7%. The increase in amortization expense was due to acquired customer relationships related to the WPM acquisition. Stock-based compensation was $1.2 million for the three months ended March 31, 2022, compared to $2.6 million for the three months ended March 31, 2021, a decrease of $1.4 million or 53.8%. The decrease in stock-based compensation was due to a secondary sale that involved stockholders who were also our employees in the first quarter of 2021 and no such sale occurring in the first quarter of 2022.

General and Administrative Expenses

General and administrative expenses were $18.8 million for the three months ended March 31, 2022, compared to $15.9 million for the three months ended March 31, 2021, an increase of $2.9 million or 18.2%. The increase in general and administrative expenses was primarily driven by an increase in personnel costs, professional fees, general and administrative, software and hosting expenses, other costs, and travel related expenses, which was partially offset by a decrease in stock-based compensation and acquisition related expenses. Personnel costs were $7.4 million for the three months ended March 31, 2022, compared to $5.1 million for the three months ended March 31, 2021, an increase of $2.3 million or 45.1%. The increase in personnel costs was primarily due to increased headcount. Professional fees were $2.8 million for the three months ended March 31, 2022, compared to $1.3 million for the three months ended March 31, 2021, an increase of $1.5 million or 115.4%. The increase in professional fees was due to increased legal and audit fees as a result of becoming a public company. General and administrative costs were $1.5 million for the three months ended March 31, 2022, compared to $0.3 million for the three months ended March 31, 2021, an increase of $1.2 million. The increase in general and administrative costs was primarily due to increased insurance costs as a public company. Software and hosting expenses were $1.3 million for the three months ended March 31, 2022, compared to $0.8 million for the three months ended March 31, 2021, an increase of $0.5 million or 62.5%. The increase in software and hosting expenses was primarily related to increased hosting fees based on payment volumes growth and additional software needs based on headcount growth. Other costs were $0.7 million for the three months ended March 31, 2022, compared to $0.2 million for the three months ended March 31, 2021, an increase of $0.5 million. The increase in other costs was primarily due to indirect taxes recorded during the period and increased hedging fees related to increase in total payment volume. Travel related expenses were $0.3 million for the three months ended March 31, 2022, compared to $0 for the three months ended March 31, 2021, an increase of $0.3 million. The increase in travel expenses was due to the lifting of COVID-19 related travel restrictions. Stock-based compensation was $3.1 million for the three months ended March 31, 2022, compared to $6.6 million for the three months ended March 31, 2021, a decrease of $3.5 million or 53.0%. The decrease in stock-based compensation was due to a secondary sale that involved stockholders who were also our employees in the first quarter of 2021 and no such sale occurring in the first quarter of 2022.

Interest Expense

Interest expense was $0.2 million for the three months ended March 31, 2022, compared to $0.6 million for the three months ended March 31, 2021, a decrease of $ 0.4 million or 66.7%. During July 2021, we entered into a Revolving Credit Facility with three banks for a total commitment of $50.0 million. We drew $25.9 million on the Revolving Credit Facility and used the proceeds to early prepay our existing LSA of $25.0 million, which resulted in a new interest rate per year.

Change in Fair Value of Preferred Stock Warrant Liability

The fair value of preferred stock warrant liability was $0 for the three months ended March 31, 2022, compared to $1.0 million for the three months ended March 31, 2021, a decrease of $1.0 million or 100.0%. Upon the completion of our IPO, all preferred stock warrants were either fully exercised or converted to warrants to purchase common stock. As a result, we no longer recognize the change in fair value of preferred stock warrant liability in our condensed consolidated statements of operations and comprehensive loss.

Other Expense, net

Other expense, net, was $2.3 million for the three months ended March 31, 2022, compared to $0.4 million for the three months ended March 31, 2021, an increase of $1.9 million. The increase was primarily the result of changes in the British pound sterling exchange rate against the U.S. Dollar, our financial reporting currency.

Provision for Income Taxes

The provision for income taxes was $0.5 million during the three months ended March 31, 2022, compared to a provision for income taxes of $0.2 million during the three months ended March 31, 2021, an increase of $0.3 million or 150.0%. The income tax provision for the three months ended March 31, 2022 was primarily attributable to profits generated in our foreign subsidiaries. The income tax expense for the three months ended March 31, 2021 was primarily attributable to foreign taxes. Our effective tax rate was (5.1)% for the three months ended March 31, 2022 compared to (2.4)% for the three months ended March 31, 2021.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through proceeds received from sales of equity securities, credit facilities and payments received from our clients as further detailed below.

In May 2021, we completed our IPO which resulted in aggregate net proceeds of $263.8 million, after underwriting discounts of $19.4 million and issuance costs of $4.9 million. As of March 31, 2022, our principal source of liquidity is cash, cash equivalents and restricted cash of $369.7 million.

We believe that our existing cash will be sufficient to support our expected working capital needs and material cash requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from clients, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the price at which we are able to purchase public cloud capacity, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

Contractual Obligations

Contractual obligations consist of outstanding indebtedness under the Revolving Credit Facility and operating leases that relate to real estate for our primary facilities.

The following table summarizes our contractual obligations as of March 31, 2022:

	Payments Due by Year
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
Operating lease obligations	$3,500	$1,337	$2,132	$31	—
Debt obligations	25,939	—	25,939	—	—
Total	$29,439	$1,337	$28,071	$31	—

The following table sets forth summary cash flow information for the periods presented:

	Three Months Ended March 31,
(in millions)	2022	2021
Net cash used in operating activities	$(17.0)	$(14.8)
Net cash used in investing activities	(1.3)	(1.5)
Net cash (used in) provided by financing activities	(3.0)	58.2
Effect of exchange rate changes on cash and cash equivalents	1.7	0.3
Net (decrease) increase in cash, cash equivalents and restricted cash.	$(19.6)	$42.2

Operating Activities

Net cash used in operating activities consists of net loss adjusted for certain non-cash items and changes in other assets and liabilities.

During the three months ended March 31, 2022, cash used in operating activities of $17.0 million was primarily the result of net loss of $10.1 million adjusted for non-cash expenses of $8.4 million, which primarily include stock-based compensation expenses of $5.5 million, depreciation and amortization of $2.8 million, non-cash interest expense of $0.1 million and amortization of deferred contract costs of $0.1 million, offset by $15.2 million related to changes in our operating assets and liabilities.

During the three months ended March 31, 2021, cash used in operating activities of $14.8 million was primarily the result of net loss of $8.7 million adjusted for non-cash expenses of $13.8 million, which primarily include stock-based compensation expenses of $10.4 million, depreciation and amortization of $2.1 million, and the change in fair value of preferred stock warrant liability of $1.0 million, offset by $19.9 million related to changes in our operating assets and liabilities.

Investing Activities

During the three months ended March 31, 2022, cash used in investing activities of $1.3 million was the result of the capitalization of internally developed software.

During the three months ended March 31, 2021, cash used in investing activities of $1.5 million was primarily the result of the capitalization of internally-developed software costs.

Financing Activities

During the three months ended March 31, 2022, cash used in financing activities of $3.0 million was the result of payments for contingent consideration of $3.3 million related to our acquisition of Simplee, payments of tax withholdings for net settled option exercises of $0.8 million, offset by $1.1 million proceeds from the exercise of stock options, net of payments of tax withholdings.

During the three months ended March 31, 2021, cash provided by financing activities of $58.2 million was the result of our sale of preferred stock for aggregate proceeds of $59.7 million and proceeds from the exercise of stock options of $2.4 million, partially offset by payments for contingent consideration of $3.8 million related to our acquisition of Simplee and $0.2 million related to offering costs associated with our IPO.

As of March 31, 2022, we had $25.9 million of outstanding indebtedness under the Revolving Credit Facility. The proceeds of the Revolving Credit Facility were used to pay off the existing loan of $25.0 million. The Revolving Credit Facility consists of ABR loans or Eurodollar Borrowings, at our option. ABR loans bear interest at the ABR plus the applicable rate. Eurodollar Borrowings bear interest at the Adjusted LIBO Rate plus the applicable rate. The ABR rate is based on the greatest of (a) the Prime Rate (b) the Federal Funds Effective Rate plus 1/2 of 1% and (c) the Adjusted LIBO Rate for a one-month Interest Period plus 1%. The adjusted LIBO rate is based on (a) the LIBO Rate multiplied by

(b) the Statutory Reserve Rate. The applicable rate is based upon our liquidity as of the most recent consolidated financial information and ranges from 0.75% to 2.25%. The Revolving Credit Facility incurs a commitment fee ranging from 0.25% to 0.35% based upon our liquidity as of the most recent consolidated financial information assessed on the average undrawn portion of the available commitment. We have access to an additional $24.1 million of additional funds under the Revolving Credit Facility to draw in the future.

As of March 31, 2021, we had $25.0 million of outstanding indebtedness under the LSA. The LSA was interest only until May 2023 and bore annual interest at a rate equal to the greater of (i) 5.25% above the prime rate of (ii) 8.50%. Refer to Note 10 - Debt for additional details related to the LSA.

Critical Accounting Policies

Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue generated, and reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and estimates are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Effective January 1, 2022, we changed our accounting policy for leases resulting from the adoption of ASC 842, Leases and subsequent related ASUs. There were no other material changes to policies during the three months ended March 31, 2022.

Leases

On January 1, 2022, we adopted ASU 2016-02, Leases (Topic 842) and subsequent related ASUs using January 1, 2022 as the date of initial application. The new lease standard sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). We elected the modified retrospective transition option which allows for application of Topic 842 at the adoption date. Therefore, comparative prior period financial information was not adjusted and will continue to be reported under the previous accounting guidance of ASC 840, Leases. No cumulative-effect adjustment to the opening accumulated deficit balance as of January 1, 2022 was necessary as a result of adopting the new standard. We elected the “package of practical expedients” permitted under the transition guidance which allowed us to not to reassess (i) whether any expired or existing contracts are, or contain, leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We elected the practical expedient not to separate lease and non-lease components. We also elected the short-term lease recognition exemption and will not recognize ROU assets or lease liabilities for leases with a term less than 12 months. As a result of the adoption, we recognized ROU assets of $3.0 million in Other assets and a corresponding lease liability of $3.6 million in Other liabilities as of January 1, 2022. The ROU assets were adjusted per Topic 842 transition guidance for the existing deferred rent balance. Refer to Note 1 - Business Overview and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for details on accounting for leases after the adoption of ASC 842.

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

Recent Accounting Pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 1 - Business Overview and Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q, such standards are not expected to have a material impact on our consolidated financial statements or do not otherwise apply to our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have operations both within the United States and globally, and we are exposed to market risks in the ordinary course of our business, including foreign currency fluctuations and the effects of interest rate changes. Information relating to quantitative and qualitative disclosures about these market risks is described below.

Interest Rate Risk

Our Revolving Credit Facility consists of ABR loans or Eurodollar Borrowings, at our option. ABR loans bear interest at the ABR plus applicable rate. Eurodollar Borrowings bear interest at the Adjusted LIBO Rate plus the applicable rate. The ABR rate is based on the greatest of (a) the Prime Rate (b) the Federal Funds Effective Rate plus 1/2 of 1% and (c) the Adjusted LIBO Rate for a one-month Interest Period plus 1%. The adjusted LIBO rate is based on (a) the LIBO Rate multiplied by (b) the Statutory Reserve Rate. The applicable rate is based upon our liquidity as of the most recent consolidated financial information and ranges from 0.75% to 2.25%. The Revolving Credit Facility incurs a commitment fee ranging from 0.25% to 0.35% based upon our liquidity as of the most recent consolidated financial information assessed on the average undrawn portion of the available commitment. As of March 31, 2022, $25.9 million was outstanding under our Revolving Credit Facility. An immediate 10% increase or decrease in interest rates would not have a material effect on our financial position, results of operations or cash flows.

Prior to our Revolving Credit Facility, we incurred borrowings under the LSA which accrued interest at a floating per annum rate equal to the greater of (i) 5.25% above the prime rate; or (ii) 8.50%. As of March 31, 2021, $24.4 million was outstanding under the LSA.

Foreign Currency Exchange Risk

For our cross-border payments, we have short term foreign currency exchange exposure, typically between one and four days. Our cross-border payment service allows our client’s customers to use their local currency to pay our clients. When a client’s customer books a cross-border payment in the customer’s local currency, we provide an amount to be paid to the client in that local currency based on the foreign exchange rate then in effect. The client’s customer then has a certain amount of time to complete payment—one to four days—that may differ depending on the payment method selected. When our client’s customer makes the payment and we process these funds to our clients through our global payment network, the actual exchange rate may differ from the exchange rate that was initially used to calculate the amount payable by the client’s customer due to foreign exchange rate fluctuations. The amount our client’s customers pay in their local currency is not adjusted for changes in foreign exchange rates between booking the transaction and the date the funds are paid and converted. If the value of the currency used by the client’s customer weakens relative to the currency in which funds are remitted to our clients, we may be required to cover the shortfall in remitted funds. This could have an unfavorable effect on our cash flows and operating results. We have been leveraging our in-house currency hedging algorithms since 2014, including entering into non-deliverable forward foreign currency contracts, to mitigate the volatility related to fluctuations in the foreign exchange rates. As a result, to date foreign currency fluctuations with respect to our cross-border payments have not resulted in a materially unfavorable effect on our operating results, financial position or cash flows. In addition, our reporting currency is the U.S. Dollar. The financial statements of our foreign subsidiaries are translated from local currency into U.S. Dollars using the exchange rate at the balance sheet date for assets and liabilities, and the average exchange rate in effect during the period for revenue and expenses. Our functional currency and the functional currency of our subsidiaries, with the exception of our UK subsidiary, is the U.S. Dollar. The functional currency for our UK subsidiary is considered to be the local currency and, accordingly, translation adjustments for this entity are included as a component of accumulated other comprehensive loss in our consolidated balance sheets. Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as other income (expense), net in the consolidated statements of operations and comprehensive loss. We do not believe a 10% increase or decrease in current exchange rates would have a material impact on our operating results, financial position or cash flows.

Inflation Risk

We do not believe that inflation had a material effect on our cash flows and results of operations during the three months ended March 31, 2022. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increase in prices of our product offerings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a- 15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, including patent, commercial, product liability, employment, class action, whistleblower, and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. We are not currently a party to any legal proceedings that we believe to be material to our business or condensed consolidated financial statements. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding whether to invest in shares of our common stock, you should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, liquidity, operating results, and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. See “Special Note Regarding Forward-Looking Statements.”

Risk Factors Summary

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, which could cause our actual results to be harmed, including risks regarding the following:

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
•
We enable the transfer of large sums of funds to our clients daily and are subject to the risk of errors.
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
•
We are subject to governmental laws and requirements regarding economic and trade sanctions, anti-money laundering (AML), countering the financing of terrorism (CFT) and those applicable to a money service business (MSB).
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

We were incorporated in 2009 and have experienced net losses from our operations since inception. We generated net losses of $28.1 million and $11.1 million the years ended December 31, 2021 and 2020, respectively, and $10.1 million during the three months ended March 31, 2022. In addition, as of March 31, 2022, we had an accumulated deficit of $136.0 million. We have experienced significant revenue growth in recent periods and we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our solutions, including introducing new functionality, and to expand our marketing programs and sales teams to drive new client adoption, expand strategic partner integrations, and support international and industry expansion. Our operating results are also impacted by the mix of our revenue generated from our different revenue sources, which include transaction revenue and platform and usage-based fee revenue. Changes in our revenue mix from quarter to quarter, including those derived from cross-border or domestic currency transactions, will impact our margins, and we may not be able to grow our revenue margin adequately to achieve or sustain profitability. In addition, the mix of payment methods utilized by our clients’ customers may have an impact on our margins given that our costs associated with certain payment methods, such as credit cards, are higher than other payment methods accepted by our solutions, such as bank transfers. We will also face increased compliance and security costs associated with growth, the expansion of our client base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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
•
compete effectively;
•
avoid interruptions in our business from IT downtime, cybersecurity breaches, or labor stoppages;
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
•
a slowdown in spending on IT and software by our current and/or prospective clients;
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
•
general economic and political conditions in our domestic and international markets, including inflation and fluctuations in supply chains;
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

In addition, the spread of COVID-19 has caused us to modify our business practices, including restricting employee travel, implementing office closures, having our employees, who we call FlyMates, work remotely and canceling physical participation in meetings, events and conferences. We may take further actions in response to the continuing effects of the global pandemic as may be required by government authorities or as we determine are in the best interests of our FlyMates, clients and business partners. This has caused us to make modifications to some of our planned activities and has impacted some of our business development and marketing initiatives.

During the year ended December 31, 2020, we experienced periods of reduced payment volume in some of the industries we serve, including travel and education. Cross-border payment volumes were heavily impacted by the decline in travel as a result of the COVID-19 pandemic. During the year ended December 31, 2021, we observed a recovery in payment volumes in the industries we serve, including travel and education. The introduction of COVID-19 vaccines allowed for reopening of many higher education institutions to foreign students, and borders began to open for travel. The emergence of variants (most notably Delta and Omicron) and sub-variants has periodically slowed the reopening, and we will monitor new strains of COVID-19 as they are discovered. International cross-border transaction revenue represents a significant part of our revenue; international regulations and restrictions that inhibit cross-border travel and relocation of international students have had and may continue to have a material impact on our business. In addition, we may experience financial losses due to a number of operational factors, including:

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

To grow our business, we will need to maintain and expand our network of global, regional and local banking partners. Our proprietary network of strategic relationships with global, regional and local banking partners is a material asset to our business, which took more than a decade to build. Establishing our strategic partner relationships, particularly with our banking partners entails extensive and highly specific efforts, with little predictability and various ancillary requirements. These partners and suppliers have contractual and regulatory requirements and conditions that we must satisfy and continue to comply with in order to continue and grow the relationships. For example, our financial institution partners generally require us to submit to an exhaustive security audit including adherence to AML policies and know-your customer (KYC) procedures. If we are not able to comply with those obligations or if our agreements with our banking partners or our network partners are terminated for any reason, we could experience service interruptions as well as delays and additional expenses in arranging new services, potentially interfering with our existing client relationships or making us less attractive to potential new clients.

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

Finally, our competitors, including major EHR providers, may have the ability to devote more financial and operational resources than we can to developing new technologies and services, including services that provide improved operating functionality, and adding features to their existing service offerings. Relationships with companies in the EHR space and business focused on revenue lifecycle management are critical to leverage if we are to add to our healthcare customer portfolio. Many of these companies may offer products and services similar to ours and may have greater name recognition, longer operating histories, stronger and more dependent client relationships, larger marketing budgets, and greater resources than us. If successful, their development efforts could render our solutions less desirable, resulting in the loss of our existing clients or a reduction in the fees we generate from our solutions.

Our business serving clients in the travel sector may be sensitive to events affecting the travel industry in general.

Events like regional or larger scale conflicts, war or other military conflict, including an escalation of the conflict between Russia and Ukraine, terrorist attacks, mass shooting incidents, natural disasters, such as hurricanes, earthquakes, fires, droughts, floods and volcanic activity, and travel-related health events, such as the COVID-19 pandemic, have a negative impact on the travel industry and affect travelers’ behavior by limiting their ability or willingness to visit certain locations. In addition, the travel industry can be negatively impacted by adverse economic conditions in the United States and globally, including economic slowdown and inflation. We are not in a position to evaluate the net effect of these circumstances on our business as these events are largely unpredictable; however, we believe there has been negative impact to our business due to such events. Furthermore, in the longer term, our business might be negatively affected by financial pressures on or changes to the travel industry. For example, certain jurisdictions, particularly in Europe, are considering regulations intended to address the issue of “overtourism” including by restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas, such as by restricting construction of new hotels or the renting of homes or apartments. Such regulations could adversely affect travel and the volume of travel related payments that we process for our clients. The United States has implemented or proposed, or is considering, various travel restrictions and actions that could affect U.S. trade policy or practices, which could also adversely affect travel to or from the United States. If such events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business. The payment volume and resulting revenue from our travel vertical represents, and is expected for the foreseeable future to represent, less than 10% of our total payment volume and revenue. Because we seek to grow the payment volume and the revenue from this vertical in the future, failure to grow our payment volume and resulting revenue from this industry, may have an adverse effect on our business, operating results and financial condition.

In addition, the U.K.’s withdrawal from the E.U. (Brexit), including uncertainty, delays or practical difficulties in the implementation of Brexit, could continue to lead to economic uncertainty, sluggish growth or economic retraction, and have a negative impact on the travel industry and our European business. The U.K. could lose access to the single E.U. market, travel between the U.K. and E.U. countries could be restricted, and we could face new regulatory costs and challenges, the scope of which is presently unknown.

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

Our growth strategy is influenced, in part, on our ability to expand into new client verticals, including our relatively new B2B payment vertical. The B2B payment vertical represents a relatively new market for us, and we have limited prior experience with the key enterprise resource planning (ERP) platforms that are critical to the B2B payment vertical. Accordingly, our lack of experience in the B2B payment vertical and with the key ERP platforms may result in operational difficulties, which could cause a delay or failure to integrate and realize the benefits of entering into this vertical. In addition, B2B payments carry a higher risk profile than education or healthcare receivables, and we will be required to devote more resources to manage the increased risk inherent in these payments. Banking and other payment services partners may be more reluctant to support B2B payment flows, and countries with currency controls are less likely to permit payments of a B2B nature. The payment volume and resulting revenue from our B2B payment vertical represents, and is expected for the foreseeable future to represent, less than 10% of our total payment volume and revenue. We expect both the payment volume and the revenue from this vertical to grow over time. As such, failure to grow our payment volume and resulting revenue from our B2B payment vertical may have an adverse effect on our business, operating results and financial condition.

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

We may be adversely affected by global economic and political instability.

As we seek to continue to expand our business, our overall performance will depend in part on worldwide economic and geopolitical conditions. Economies domestically and internationally have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, employment pressures in services sectors, volatility in credit, equity and foreign exchange markets, bankruptcies and outbreaks of COVID-19, as well as war, terrorist activity, political unrest, civil strife and other geopolitical uncertainty, and the resulting impact on business continuity and travel, supply chain disruptions, inflation, security issues, and overall uncertainty with respect to the economy, including with respect to tariff and trade issues.

For example, on February 24, 2022, Russian military forces invaded Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as an increase in cyberattacks and espionage.

We are actively monitoring the situation in Ukraine and assessing its impact on our business, but to date have not experienced any material impact. We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time. As the adverse effects of this conflict continue to develop and potentially spread, both in Europe and through the rest of the world, our customers, and customer behavior, may be negatively impacted, which could negatively affect sales and sales cycles and overall demand for our solutions. Further or prolonged impacts on the global economy could also cause businesses to curtail business expenses, which could hinder our ability to attract new clients or result in a decrease in payment volume. It is not possible to predict the ultimate broader consequences of this conflict and any of the abovementioned factors could have a material adverse effect on our business, financial condition and results of operations, particularly to the extent the conflict escalates to involve additional countries, further economic sanctions and wider military conflict. Any such disruptions could also magnify the impact of other risks described in this Quarterly Report on Form 10-Q.

In addition, political instability or adverse political developments and new or continued economic deterioration, including as a result of the withdrawal by many global central banks of stimulus measures deployed during the peak of the COVID-19 pandemic, in any of the countries in which we operate could harm our business, results of operations and financial condition.

Risks Related to Our Operations

We may not be able to scale our business quickly enough to meet our growing client base, and if we are not able to grow efficiently, our operating results could be harmed.

As usage of our solutions grows and we sign additional clients and technology partners, we will need to devote additional resources to improving and maintaining our infrastructure and global payments network and integrating with third-party applications to maintain the performance of our solutions. In addition, we will need to appropriately scale our internal business systems, including client support, our 24x7 multilingual support to clients’ customers and risk and compliance operations, to serve our growing client base.

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

For the year ended December 31, 2021, we processed over $13.2 billion in payments on our solutions, compared to approximately $7.5 billion for the year ended December 31, 2020. For the three months ended March 31, 2022, we processed approximately $4.2 billion in payments on our solutions. We have grown rapidly and seek to continue to grow, and our business is subject to the risk of financial losses as a result of chargebacks for client-related losses, credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors in our solutions. As a provider of accounts receivable and other payment solutions, we enable the transfer of funds to our clients from their customers. Software errors in our solutions and operational errors by our FlyMates and business partners may also expose us to losses.

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

We are responsible for data security for ourselves and for third parties with whom we partner and under the rules and regulations established by the payment networks, such as Visa, MasterCard and American Express, and debit card networks and by industry regulations and standards that may be promulgated by organizations such as the National Automated Clearing House Association (NACHA), which manages the governance of the Automated Clearing House (ACH) network in the United States. These third parties include our distribution partners and other third-party service providers and agents. We and other third parties collect, process, store and/or transmit personal and sensitive data, such as names, addresses, social security numbers, credit or debit card numbers and expiration dates, driver’s license numbers and bank account numbers. We have ultimate liability to the payment networks and to our customers for our failure or the failure of third parties with whom we contract to protect this data in accordance with Payment Card Industry Data Security Standard (PCI DSS) and network requirements. The loss, destruction or unauthorized modification or disclosure of merchant or cardholder data by us or our contracted third parties could result in significant fines, sanctions and proceedings or actions against us by the payment networks, governmental entities, clients, client customers or others and damage our reputation.

Similarly, there are existing regulatory regimes designed to protect the privacy of categories of personal or otherwise sensitive data. Relevant U.S. federal privacy laws include the Family Educational Rights and Privacy Act (FERPA), the Gramm-Leach-Bliley Act (GLBA), and Health Insurance Portability and Accountability Act (HIPAA). We also are subject to stringent contractual obligations relating to the handling of such data, including obligations that are more restrictive than legally required. For example, under HIPAA, the information we collect during the payment experience may include protected health Information (PHI), and as such, we are considered a “business associate” of the U.S. healthcare clients we serve, and we are required to enter into a business associate agreement (BAA) with these clients. The BAAs largely mirror some of the statutory obligations contained in HIPAA, but many contain additional contractual undertakings that give these clients additional remedies in the event of a breach of our obligations to protect the confidentiality of the client’s PHI or otherwise meet our contractual obligations. Privacy laws impose a variety of compliance burdens on us and our clients, such as requiring notice to individuals of privacy practices, providing individuals with certain rights to prevent the use and disclosure of protected information, and also imposing requirements for safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Privacy laws grant audit rights to our regulators and those of our clients. Any unauthorized disclosure of PHI or other data we are obligated to protect by regulation or contract could result in significant fines, sanctions, or requirements to take corrective action that could materially adversely affect our reputation and business.

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

We are required to comply with MasterCard, American Express, and Visa payment card network operating rules and the rules of other regional card (such as China UnionPay or Japan Credit Bureau (JCB)) or payment providers, in connection with our solutions. We have agreed to reimburse our merchant acquirers for any fines they are assessed by payment card networks as a result of any rule violations by us. We may also be directly liable to the payment card networks for rule violations. The payment card networks set and interpret the card operating rules. The payment card networks could adopt new operating rules or interpret or reinterpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. For example, the card networks could adopt new rules or reinterpret existing rules to substantially modify how we offer credit card payment methods to our clients, or impose new fees or costs that could negatively impact our margins. Card networks also could modify security or fraud detection methodologies that could have a downstream impact on our business, and force us to change our solutions, payment experience or security protocols, which may increase our operating costs. We also may seek to introduce other card-related solutions in the future, which would entail additional operating rules. As a result of any violations of rules, new rules being implemented, or increased fees, we could lose our ability to offer certain cards as a payment method to our clients’ customers, or such payments could become prohibitively expensive for us or for our clients. Additionally, from time to time, card networks, including Visa and MasterCard, increase the fees that they charge processors. We could attempt to pass these increases along to our clients and their customers, but this strategy might result in the loss of clients to our competitors who do not pass along the increases. If competitive practices prevent us from passing along the higher fees to our clients and their customers in the future, we may have to absorb all or a portion of such increases, which may increase our operating costs and reduce our profit margins. If we are unable to offer credit cards as a payment method to our clients’ customers, our business would be adversely affected.

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

If any of the third party software providers change the features of their application programming interfaces (APIs), discontinue their support of such APIs, restrict our access to their APIs, or alter the terms governing their use in a manner that is adverse to our business, we will not be able to provide synchronization capabilities, which could significantly diminish the value of our solutions and harm our business, operating results, and financial condition.

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

Although more customers and partners have started gradually to relax restrictions imposed in response to the ongoing COVID-19 pandemic, many enterprises continue to restrict travel, limit availability of in person meetings and maintain other restrictions that could make the sales process more lengthy and difficult. In addition, sales and sale cycles may be based in part or entirely on factors, or perceived factors, not directly related to the features of our solutions, including, among others, a client or prospective client’s projection of business growth, uncertainty about economic conditions (including as a result of the ongoing COVID-19 outbreak, increased inflationary conditions and the escalation of hostilities between Russia and Ukraine), capital budgets, anticipated cost savings from the implementation of our solution, potential preference for internally-developed software solutions, perceptions about our business and solutions, more favorable terms offered by potential competitors, and previous technology investments. Mid-market and large enterprises tend to have more complex operating environments than smaller businesses, making it often more difficult and time-consuming for us to demonstrate the value of our solutions to prospective clients. The decision to use our solutions may also be an enterprise-wide decision, and require us to provide greater levels of education regarding the use and benefits of our solutions, which may result in additional time, effort, and money spent on our sales cycle without any assurance that our efforts will be successful in generating any sales. Often, major hospital systems and national or state higher education systems will solicit service offers by issuing requests for proposals (RFPs), which are generally a time- and resource-intensive process, with no assurances of being selected as a vendor after the RFP process is completed. Additionally, large enterprises typically have longer implementation cycles, especially hospital and education systems, require greater product functionality and scalability and a broader range of services, demand that vendors take on a larger share of risks, sometimes require longer testing periods that delay general availability of our solutions, and expect greater payment flexibility from vendors. All of these factors can add further risk to business conducted with these clients. If we fail to realize an expected sale from a large end-client in a particular quarter or at all, our business, operating results, and financial condition could be materially and adversely affected.

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
•
adverse economic conditions in the United States and globally, including economic slowdown, inflation, and the disruption, volatility and tightening of credit and capital markets;
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

Restrictions imposed or actions taken by foreign governments could include exchange controls, seizure or nationalization of foreign deposits and adoption of other governmental restrictions which adversely affect the prices of securities or the ability to repatriate profits. For instance, we process a substantial amount of payments from China. The Chinese government imposes controls on the convertibility of the Renminbi, the currency of China, into foreign currencies and, in certain cases, the remittance of currency out of China. The Chinese government may at its discretion further restrict access in the future to foreign currencies for current account transactions. In addition, income received by us from sources in some countries may be reduced by withholding and other taxes. Any such taxes paid by us will reduce the net income or return from such investments. While we will take these factors into consideration in making investment decisions, including when hedging positions, no assurance can be given that we will be able to fully avoid these risks or generate sufficient risk-adjusted returns.

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

The local, state, and federal laws, rules, regulations, licensing schemes, and industry standards in the United States and other jurisdictions in which we operate that govern our business include, or may in the future include, those relating to consumer finance and consumer protection, cross-border and domestic money transmission, foreign exchange, payments services (such as money transmission, payment processing, and settlement services), AML and CFT, escheatment, international sanctions regimes, and compliance with the PCI DSS. These laws, rules, regulations, licensing schemes, and standards are enforced by multiple authorities and governing bodies in the United States, including the Department of the Treasury, the Federal Deposit Insurance Corporation, the SEC, Consumer Financial Protection Bureau (CFPB), the Federal Trade Commission, self-regulatory organizations, and numerous state and local regulators and law enforcement agencies. Our clients also have their own regulatory obligations, and they expect our solutions to comply with the regulatory requirements that are applicable to their businesses. As we expand into new jurisdictions, the number of foreign laws, rules, regulations, licensing schemes, and standards governing our business will expand as well. In addition, as our business and solutions continue to develop and expand, we may become subject to additional laws, rules, regulations, licensing schemes, and standards. We may not always be able to accurately predict the scope or applicability of certain laws, rules, regulations, licensing schemes, or standards to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

Certain of our subsidiaries are registered with the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (FinCEN). Our subsidiary Flywire Global Corp. has obtained licenses to operate as a money transmitter (or the statutory equivalent) in 41 U.S. jurisdictions, and is in the process of applying for a license in, to the best of our knowledge, all U.S. states and territories where such licensure or registration is required in order to be able to offer additional business lines in the future. As a licensed money transmitter, we are (and in the states where we are awaiting licensure, will be) subject to obligations and restrictions with respect to the investment of client funds, reporting requirements, bonding requirements, minimum capital requirements, and inspection by state regulatory agencies concerning various aspects of our business. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our solutions are considered money transmission, are matters of regulatory interpretation and could change over time. In addition, there are substantial costs involved in maintaining and renewing our licenses, certifications, and approvals, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, AML, CFT, capitalization, corporate governance, or other requirements of such licenses.

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

We are currently required to comply with U.S. economic and trade sanctions administered by the U.S. Department of the Treasury’s Office of Foreign Assets Controls (OFAC) and we have processes in place to comply with the OFAC regulations as well as similar requirements in the foreign jurisdictions in which we already operate. As part of our compliance efforts, we scan our clients against watch lists promulgated by OFAC and certain other international agencies. Our application can be accessed from anywhere in the world, and if our service is accessed from a sanctioned country in violation of applicable trade and economic sanctions, we could be subject to fines or other enforcement actions. We are also subject to various AML and CFT laws and regulations around the world that prohibit, among other things, our involvement in transferring the proceeds of criminal or terrorist activities. In the United States, most of our solutions are subject to AML laws and regulations, including the BSA, and similar laws and regulations. The BSA, among other things, requires MSBs to develop and implement risk-based AML programs, to report large cash transactions and suspicious activity, and in some cases, to collect and maintain information about clients who use their services and maintain other transaction records. Regulators and third-party auditors have identified gaps in how similar businesses have implemented AML programs, and we could likewise be subject to significant fines, penalties, inquiries, audits, investigations, enforcement actions, and criminal and civil liability if our AML program is found to be insufficient by a regulator.

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

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use, and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising, and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm Leach Bliley Act, FERPA, HIPAA, and the now in question E.U.-U.S. and Swiss—U.S. Privacy Shield protections, as well as state laws relating to privacy and data security. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. For example, California enacted the California Consumer Protection Act (CCPA), which took effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, and broadly defines personal information. The CCPA creates new individual privacy rights for consumers (as that term is broadly defined) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to California consumers about its data collection, use and sharing practices, provide such consumers with ways to opt-out of certain sales or transfers of personal information, provides for civil penalties for violations, and allows for a new private right of action for data breaches that has resulted in an increase in data breach litigation. It remains unclear, however, how the CCPA will be interpreted. As currently written, it will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information.

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

Many of the foreign jurisdictions where we or our clients operate or conduct business, including the E.U., have laws and regulations dealing with the collection, use, storage, and disclosure and other handling (collectively, processing) of personal information, which in some cases are more restrictive than those in the U.S. In addition to regulating the processing of personal information within the relevant jurisdictions, these legal requirements often also apply to the processing of personal information outside these jurisdictions, where there is some specified link to the relevant jurisdiction. For example, we have multiple offices in Europe and serves clients and their customers throughout the E.U., where the General Data Protection Regulation (GDPR) went into effect in 2018. The GDPR, which is also the law in Iceland, Norway, Liechtenstein, and—to a large degree—the U.K., has an extensive global reach and imposes robust obligations relating to the processing of personal information, including documentation requirements, greater control for data subjects (e.g., the “right to be forgotten” and data portability), security requirements, notice requirements, restrictions on sharing personal information, data governance obligations, data breach notification requirements, and restrictions on the export of personal information to most other countries. The solutions that we currently offer subject us to many of these laws and regulations in many of the foreign jurisdictions where we operate or conduct business, and these laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future.

Recent legal developments have created compliance uncertainty regarding some transfers of personal information from the U.K. and EEA to locations where we or our clients operate or conduct business, including the United States and potentially Singapore, particularly with respect to cross-border transfers. Under the GDPR, such transfers can take place only if certain conditions apply or if certain data transfer mechanisms are in place. In July 2020, the Court of Justice of the E.U. ruled in its “Schrems II” decision (C-311/18), that the Privacy Shield, a transfer mechanism used by thousands of companies to transfer data between those jurisdictions and United States (and also used by us), was invalid and could no longer be used due to the strength of United States surveillance laws. In September 2020, the Federal Data Protection and Information Commissioner of Switzerland (where the law has a similar restriction on the export of personal information) issued an opinion concluding that the Swiss-U.S. Privacy Shield Framework does not provide an adequate level of protection for data transfers from Switzerland to the United States pursuant to Switzerland’s Federal Act on Data Protection. We and our clients continue to use alternative transfer strategies, including the European Commission’s Standard Contractual Clauses (SCCs), while the authorities interpret the Schrems II decision and the validity of alternative data transfer mechanisms. The SCCs, though previously approved by the European Commission, have faced challenges in European courts (including being called into question in the Schrems II decision), and may be further challenged, suspended or invalidated for transfers to some or all countries. For example, guidance regarding Schrems II issued by the European Data Protection Board (which is comprised of representatives from every E.U. member state’s top data protection authority) have cast serious doubt on the validity of SCCs for most transfers of personal information to the United States. At present, there are few if any viable alternatives to the Privacy Shield and the SCCs, so such developments may necessitate further expenditures on local infrastructure, changes to internal business processes, changes to clients and clients' customer facing solutions, or may otherwise affect or restrict our sales and operations.

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

Our ability to use our net operating losses (NOL) to offset future taxable income may be subject to certain limitations.

As of March 31, 2022, we had U.S. federal NOL carryforwards of approximately $120.6 million and state NOL carryforwards of approximately $164.4 million. The federal and material state NOL carryforwards will begin to expire in 2030 and 2022, respectively. In general, under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of our IPO or future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. We are in the process of completing a Section 382 study. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.

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
•
the size of our market float; and
•
any other factors discussed in this Quarterly Report on Form 10-Q and our other SEC filings.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We had a total of 101,092,059 shares of our voting common stock and 5,988,378 shares of our non-voting common stock outstanding as of March 31, 2022. Other than shares held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements, these shares of common stock generally are freely tradable without restrictions or further registration under the Securities Act.

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

As of March 31, 2022, our executive officers, directors and the holders of more than 5% of our outstanding voting and non-voting common stock, in the aggregate, beneficially owned approximately 35.9% of our voting and non-voting common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Use of Proceeds

Recent Sales of Unregistered Equity Securities

None

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

The IPO terminated after the sale of all securities registered pursuant to the Registration Statements. As of March 31, 2022, the net proceeds of our IPO are in non-interest bearing accounts, but are expected to be invested in investment grade, interest-bearing instruments in the second quarter of 2022. There has been no material change in the expected use of the net proceeds from our IPO as described in in our final prospectus, dated May 25, 2021, filed with the SEC pursuant to Rule 424(b) relating to our IPO.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

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

FLYWIRE CORPORATION

Date: May 13, 2022	By:	/s/ Michael Massaro
Michael Massaro
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Michael Ellis
Michael Ellis
Chief Financial Officer
(Principal Financial and Accounting Officer)