Form 10-Q
period 2022-06-30
Flywire Corp
filed 2022-08-11
CIK 1580560

W

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, the registrant had 102,278,927 shares of voting common stock, $0.0001 par value per share, outstanding and 5,988,378 shares of non-voting common stock $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (Amounts in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$360,584	$385,360
Restricted cash	2,000	4,000
Accounts receivable, net of allowance for doubtful accounts of $149 and $106, respectively	16,604	12,968
Unbilled receivables	3,960	3,340
Funds receivable from payment partners	20,182	28,286
Prepaid expenses and other current assets	12,117	9,834
Total current assets	415,447	443,788
Property and equipment, net	11,579	9,442
Intangible assets, net	86,079	93,598
Goodwill	81,643	85,841
Other assets	11,020	7,176
Total assets	$605,768	$639,845
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,242	$10,242
Funds payable to clients	62,314	71,302
Accrued expenses and other current liabilities	27,456	22,726
Deferred revenue	5,338	5,488
Contingent consideration	1,517	7,719
Total current liabilities	105,867	117,477
Deferred tax liabilities	7,546	8,401
Contingent consideration, net of current portion	687	3,590
Long-term debt	25,939	25,939
Other liabilities	3,192	2,237
Total liabilities	143,231	157,644
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; and no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Voting common stock, $0.0001 par value; 2,000,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 104,230,946 shares issued and 101,913,224 shares outstanding as of June 30, 2022; 102,771,899 shares issued and 100,454,177 shares outstanding as of December 31, 2021	10	10
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 5,988,378 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1	1
Treasury voting common stock, 2,317,722 shares as of June 30, 2022 and December 31, 2021, held at cost	(748)	(748)
Additional paid-in capital	623,611	609,194
Accumulated other comprehensive loss	(534)	(399)
Accumulated deficit	(159,803)	(125,857)
Total stockholders’ equity	462,537	482,201
Total liabilities and stockholders’ equity	$605,768	$639,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited) (Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$56,537	$36,976	$121,090	$81,967
Costs and operating expenses:
Payment processing services costs	21,820	13,122	46,073	29,213
Technology and development	13,204	6,929	24,180	14,451
Selling and marketing	18,887	10,906	36,495	22,837
General and administrative	20,023	13,578	38,843	29,491
Total costs and operating expenses	73,934	44,535	145,591	95,992
Loss from operations	$(17,397)	$(7,559)	$(24,501)	$(14,025)
Other income (expense):
Interest expense	(266)	(629)	(484)	(1,250)
Change in fair value of preferred stock warrant liability	—	(9,803)	—	(10,758)
Other income (expense), net	(5,056)	118	(7,383)	(294)
Total other expenses, net	(5,322)	(10,314)	(7,867)	(12,302)
Loss before provision for income taxes	(22,719)	(17,873)	(32,368)	(26,327)
Provision for income taxes	1,078	273	1,578	471
Net loss	$(23,797)	$(18,146)	$(33,946)	$(26,798)
Foreign currency translation adjustment	(45)	(76)	(135)	263
Comprehensive loss	$(23,842)	$(18,222)	$(34,081)	$(26,535)
Net loss attributable to common stockholders – basic and diluted	$(23,797)	$(18,154)	$(33,946)	$(26,811)
Net loss per share attributable to common stockholders – basic and diluted	$(0.22)	$(0.35)	$(0.32)	$(0.73)
Weighted average common shares outstanding – basic and diluted	107,426,898	52,496,862	107,085,233	36,886,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited) (Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30, 2022
	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at March 31, 2022	—	$—	—	$—	103,409,781	$10	5,988,378	$1	(2,317,722)	$(748)	$615,349	$(489)	$(136,006)	$478,117
Issuance of common stock upon exercise of stock options, net of shares withheld	—	—	—	—	788,407	—	—	—	—	—	(175)	—	—	(175)
Issuance of common stock upon settlement of restricted stock units	—	—	—	—	32,758	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(45)	—	(45)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	8,437	—	—	8,437
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(23,797)	(23,797)
Balances at June 30, 2022	—	$—	—	$—	104,230,946	$10	5,988,378	$1	(2,317,722)	$(748)	$623,611	$(534)	$(159,803)	$462,537

	Three Months Ended June 30, 2021
	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balances at March 31, 2021	54,208,461	$110,401	13,811,856	$179,509	25,397,964	$3	—	$—	(2,317,722)	$(748)	$29,734	$125	$(106,424)	$(77,310)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	—	—	—	—	12,006,000	1	—	—	—	—	268,693	—	—	268,694
Costs incurred in connection with initial public offering	—	—	—	—	—	—	—	—	—	—	(4,860)	—	—	(4,860)
Accretion of redeemable convertible preferred stock	—	—	—	8	—	—	—	—	—	—	(8)	—	—	(8)
Issuance of Series C Convertible Preferred Stock upon net exercise of warrants	182,467	6,417	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock upon initial public offering	(54,390,928)	(116,818)	—	—	54,390,928	5	—	—	—	—	116,813	—	—	116,818
Conversion of redeemable convertible preferred stock upon initial public offering	—	—	(13,811,856)	(179,517)	7,823,478	1	5,988,378	1	—	—	179,515	—	—	179,517
Issuance of common stock upon exercise of stock options	—	—		—	1,112,030	—	—	—	—	—	1,387	—	—	1,387

Reclassification of warrant liability to additional paid-in capital upon initial public offering	—	—	—	—	—	—	—	—	—	—	6,272	—	—	6,272
Exercise of common stock warrants	—	—	—	—	265,503	—	—	—	—	—	294	—	—	294
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(76)	—	(76)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,396	—	—	2,396
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(18,146)	(18,146)
Balances at June 30, 2021	—	$—	—	$—	100,995,903	$10	5,988,378	$1	(2,317,722)	$(748)	$600,236	$49	$(124,570)	$474,978

	Six Months Ended June 30, 2022
	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at December 31, 2021	—	$—	—	$—	102,771,899	$10	5,988,378	$1	(2,317,722)	$(748)	$609,194	$(399)	$(125,857)	$482,201
Issuance of common stock upon exercise of stock options, net of shares withheld	—	—	—	—	1,405,685	—	—	—	—	—	485	—	—	485
Issuance of common stock upon settlement of restricted stock units	—	—	—	—	53,362	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(135)	—	(135)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	13,932	—	—	13,932
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(33,946)	(33,946)
Balances at June 30, 2022	—	$—	—	$—	104,230,946	$10	5,988,378	$1	(2,317,722)	$(748)	$623,611	$(534)	$(159,803)	$462,537

	Six Months Ended June 30, 2021
	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balances at December 31, 2020	54,208,461	$110,401	11,239,920	$119,769	22,240,872	$2	—	$—	(2,317,722)	$(748)	$16,971	$(214)	$(97,772)	$(81,762)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	—	—	—	—	12,006,000	1	—	—	—	—	268,693	—	—	268,694
Costs incurred in connection with initial public offering	—	—	—	—	—	—	—	—	—	—	(4,860)	—	—	(4,860)
Accretion of redeemable convertible preferred stock	—	—	—	13	—	—	—	—	—	—	(13)	—	—	(13)
Issuance of Series F-1 redeemable convertible preferred stock, net of issuance costs of $256	—	—	2,571,936	59,735	—	—	—	—	—	—	—	—	—	—
Issuance of Series C Convertible Preferred Stock upon net exercise of warrants	182,467	6,417	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock upon initial public offering	(54,390,928)	(116,818)	—	—	54,390,928	5	—	—	—	—	116,813	—	—	116,818
Conversion of redeemable convertible preferred stock upon initial public offering	—	—	(13,811,856)	(179,517)	7,823,478	1	5,988,378	1	—	—	179,515	—	—	179,517
Issuance of common stock upon exercise of stock options	—	—	—	—	4,117,604	1	—	—	—	—	3,791	—	—	3,792

Reclassification of warrant liability to additional paid-in capital upon initial public offering	—	—	—	—	—	—	—	—	—	—	6,272	—	—	6,272
Exercise of common stock warrants	—	—	—	—	417,021	—	—	—	—	—	294	—	—	294
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	263	—	263
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	12,760	—	—	12,760
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(26,798)	(26,798)
Balances at June 30, 2021	—	$—	—	$—	100,995,903	$10	5,988,378	$1	(2,317,722)	$(748)	$600,236	$49	$(124,570)	$474,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (Amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(33,946)	$(26,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,784	4,305
Stock-based compensation expense	13,932	12,760
Amortization of deferred contract costs	161	105
Change in fair value of preferred stock warrant liability	—	10,758
Change in fair value of contingent consideration	(950)	1,591
Deferred tax provision	(101)	137
Bad debt expense	73	80
Non-cash interest expense	158	100
Other	—	97
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,709)	(128)
Unbilled receivables	(620)	692
Funds receivable from payment partners	8,104	5,456
Prepaid expenses, other current assets and other assets	(3,677)	(7,817)
Funds payable to clients	(8,988)	(14,475)
Accounts payable, accrued expenses and other current liabilities	1,333	3,097
Contingent consideration	(4,524)	(3,212)
Other liabilities	(764)	135
Deferred revenue	143	(436)
Net cash used in operating activities	(27,591)	(13,553)
Cash flows from investing activities:
Purchases of property and equipment	(3,633)	(3,463)
Asset acquisition, net of cash acquired	—	(119)
Net cash used in investing activities	(3,633)	(3,582)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	268,694
Payment of deferred offering costs related to initial public offering	—	(3,845)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	59,735
Proceeds from exercise of warrants	—	294
Contingent consideration paid for acquisitions	(3,320)	(3,800)
Payments of tax withholdings for net settled option exercises	(756)	—
Proceeds from exercise of stock options	2,293	3,792
Net cash (used in) provided by financing activities	(1,783)	324,870
Effect of exchange rates changes on cash and cash equivalents	6,231	239
Net (decrease) increase in cash, cash equivalents and restricted cash	(26,776)	307,974
Cash, cash equivalents and restricted cash, beginning of period	$389,360	$109,052
Cash, cash equivalents and restricted cash, end of period	$362,584	$417,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (Amounts in thousands)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosures of cash flow and noncash information
Cash paid during the period for interest	302	1,074
Purchase of property and equipment in accounts payable	341	—
Accretion of redeemable convertible preferred stock	—	(13)
Issuance of Series C convertible preferred stock upon net exercise of warrants	—	6,417
Conversion of preferred stock warrants to common stock warrants	—	6,272
Conversion of convertible preferred stock to common stock upon initial public offering	—	116,818
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	—	179,986
Offering costs related to initial public offering included in accounts payable, accrued expenses and other current liabilities	—	1,015
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$360,584	$412,026
Restricted cash	2,000	5,000
Cash, cash equivalents and restricted cash	$362,584	$417,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Business Overview and Summary of Significant Accounting Policies

Flywire Corporation (Flywire or the Company) was incorporated under the laws of the State of Delaware in July 2009 as peerTransfer Corporation. In 2016, the Company changed its name to Flywire Corporation. The Company is headquartered in Boston, Massachusetts and has a global footprint in 13 countries across 5 continents.

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

Stock Split

In May 2021, the Company filed an amendment to its amended and restated certificate of incorporation to effect a 3- for-1 forward stock split of its common stock, convertible preferred stock and redeemable convertible preferred stock. In connection with the forward stock split, each issued and outstanding share of common stock, automatically and without action on the part of the holders, became three shares of common stock, each issued and outstanding share of convertible preferred stock, automatically and without action on the part of the holders, became three shares of convertible preferred stock and each issued and outstanding share of redeemable convertible preferred stock, automatically and without action on the part of the holders, became three shares of redeemable convertible preferred stock. The par value per share of common stock, convertible preferred stock and redeemable convertible preferred stock was not adjusted. All references to the convertible preferred stock, redeemable convertible preferred stock, common stock, treasury stock, options to purchase common stock, restricted stock awards, warrants to purchase convertible preferred stock, warrants to purchase common stock, per share amounts and related information contained in the condensed consolidated financial statements have been retroactively adjusted to reflect the effect of the stock split for all periods presented.

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

The results of operations for the six months ended June 30, 2022, are not necessarily indicative of results to be expected for the year ended December 31, 2022, any other interim periods or any future year or period. The accompanying consolidated balance sheet as of December 31, 2021 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2021. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from the interim unaudited condensed consolidated financial statements.

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

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a global pandemic. The unprecedented and rapid spread of COVID-19 (including its variants and sub-variants) as well as the shelter-in-place orders, promotion of social distancing measures, restrictions to businesses deemed non-essential, and travel restrictions implemented throughout the United States and globally significantly impacted the verticals in which the Company has been predominantly focused over the last decade, including payment volumes, sales cycles and time to implementation in those verticals. However, during this period, the Company had not experienced any significant client attrition and our net dollar-based retention rate remained strong.

In response to the COVID-19 pandemic, the Company executed a reduction in force in May of 2020, cut corporate bonus programs, suspended corporate travel and reduced professional service and other fees. Further, the Company implemented remote working capabilities and measures focused on the safety of our employees, who we call FlyMates. During the six months ended June 30, 2022, the Company observed recoveries in total payment volume and revenue. The growth in both total payment volume and revenue was primarily a result of economies continuing to reopen, and the resumption of global travel. Additionally, the Company has resumed hiring across all departments to meet growth and public company challenges. The Company does not currently foresee the need to take additional actions; however, as variants or sub-variants of COVID-19 emerge, the Company continues to evaluate the nature and extent of these potential impacts to the Company's business, condensed consolidated financial statements, and liquidity.

Impact of the Conflict between Russia and Ukraine

The Company does not have any operations, including long-lived assets, in Ukraine or Russia, and to the Company’s knowledge, clients do not receive material amounts of payments from payers in these regions. As of the issuance date of these condensed consolidated financial statements, the current conflict between Russia and Ukraine, and the resulting impact on inflation and interest rates have not had a material impact on the Company’s revenue, results of operations or financial position. However, the Company notes Ukraine is a major engineering hub and the conflict may create a global challenge in outsourcing or hiring engineering talent. In addition, a prolonged conflict or the spill-over of war into other European countries may in the future have an impact on macroeconomic conditions which could significantly impact the verticals in which the Company has been predominantly focused over the last decade. The Company’s payment volumes, sales cycles and time to implementation could be negatively affected and consequently, the Company’s revenue or results of operations or financial position could be adversely impacted as well.

Concentrations of Credit Risk, Financial Instruments and Significant Clients

Financial instruments that potentially subject the Company to concentration of credit risk consists principally of cash, cash equivalents, accounts receivable and funds receivable from payment partners. The Company maintains its cash and cash equivalents with financial institutions that management believes are of high credit quality. To manage credit risk related to accounts receivable, the Company evaluates credit worthiness of its clients and maintains allowances, to the extent necessary, for potential credit losses based upon the aging of its accounts receivable balances and known collection issues. The Company has not experienced any material credit losses for the three and six months ended June 30, 2022.

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

	June 30,	December 31,
	2022	2021
Client A	22%	36%
Client B	*	12%

* Less than 10% of total balance.

Funds receivable from payment partners consist primarily of cash held by the Company’s global payment processing partners that have not yet been remitted to the Company. Significant partners are those that represent 10% or more of funds receivable from payment partners as set forth in the following table:

	June 30,	December 31,
	2022	2021
Partner A	11%	14%
Partner B	*	15%
Partner C	*	12%
Partner D	27%	21%

* Less than 10% of total balance.

During the three and six months ended June 30, 2022 and 2021, no clients accounted for 10% or more of revenue.

During the three months ended June 30, 2022 and 2021, revenue from clients located outside of the United States in the aggregate accounted for 49.6% and 37.9% of the Company’s revenue, respectively, with the United Kingdom accounting for 19.0% and 12.0%, respectively and Canada accounting for 16.9% and 19.7%, respectively. No other countries accounted for 10% or more of revenue for the three months ended June 30, 2022 and 2021.

During the six months ended June 30, 2022 and 2021, revenue from clients located outside of the United States in the aggregate accounted for 43.0% and 31.0% of the Company’s revenue, respectively, with the United Kingdom accounting for 17.0% and 9.6%, respectively and Canada accounting for 14.6% and 15.6%, respectively. No other countries accounted for 10% or more of revenue for the six months ended June 30, 2022 and 2021.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 1 - Business Overview and Summary of Significant Accounting Policies of the notes and audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Effective January 1, 2022, Flywire changed its accounting policy for leases resulting from the adoption of Accounting Standards Codification (ASC) 842, Leases and subsequent related Accounting Standards Updates (ASUs). In addition to the Company’s adoption of ASC 842 described below, refer to Recently Accounting Pronouncements Adopted section for other ASUs adopted in 2022. There were no other material changes to accounting policies during the quarter ended June 30, 2022.

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

Accounting for Leases after the Adoption of ASC 842

The new leasing standard requires recognition of leases on the consolidated balance sheets as ROU assets and lease liabilities. ROU assets represent the Company's right to use underlying assets for the lease terms and lease liabilities represent our obligation to make lease payments arising from the leases. ROU assets are included in Other assets and lease liabilities are included in Other liabilities. Lease classification is determined at commencement date. All of the Company's leases are accounted for as operating leases. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. As the implicit rate of the leases is not determinable, the Company uses its incremental borrowing rate in determining the present value of the lease payments. ROU assets are adjusted for deferred rent and any lease incentives. Variable lease payments for maintenance, property taxes and other operating expenses are recognized as expense in the period in which the obligation for the payment is incurred. The operating lease expense associated with operating leases is recognized as a single lease cost on a straight-line basis over the lease term and is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss. Refer to Note 15 - Leases for more details on the Company's operating leases.

Accounting for Leases for Periods Prior to Adoption of ASC 842

Prior to ASC 842 adoption, operating lease arrangements were recorded off-balance sheet and ROU assets and liabilities were not recognized. Operating lease expense was recognized on a straight-line basis over the term of each lease and free rent periods were recorded as a deferred rent liability.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expenses in the condensed consolidated statements of operations and comprehensive loss. Advertising expenses for the three months ended June 30, 2022 and 2021 were $1.7 million and $0.6 million, respectively. Advertising expenses for the six months ended June 30, 2022 and 2021 were $2.9 million and $1.1 million, respectively.

Emerging Growth Company Status

The Company currently qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected to “opt in” to the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company will adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard.

As of June 30, 2022, the Company determined that as of December 31, 2022 it will become a large accelerated filer under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (“the Exchange Act”) and will no longer be classified as an emerging growth company. Accordingly, the Company will be required to comply with the new or revised accounting pronouncements as of the effective dates applicable to public companies that are not emerging growth companies. Refer to Recent Accounting Pronouncements Not Yet Adopted section below for details on accounting pronouncements that will be adopted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for which adoption had been previously deferred under the emerging growth company status.

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

ASU 2021-04, Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): ASU 2021-04 requires issuers to account for modifications or exchanges of freestanding equity- classified written call options (e.g., warrants) that remain equity classified after the modification or exchange based on the substance of the modification or exchange (e.g., a financing transaction to raise equity versus one to raise debt). The adoption of this standard did not have any impact on Flywire's consolidated financial statements and disclosures as the Company currently does not have any freestanding equity-classified written call options within the scope of this standard.

Recent Accounting Pronouncements Not Yet Adopted

The following ASUs were issued by the FASB and not yet adopted by Flywire:

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent related ASUs: ASU 2016-13 replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. ASU 2016-13 is effective for emerging growth companies that have adopted the private company relief on January 1, 2023, with early adoption permitted. The Company will adopt ASU 2016-13 retroactively effective as of January 1, 2022 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as it will be designated a large accelerated filer on that date. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity: ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock as well as amends the derivatives scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for emerging growth companies that have adopted the private company relief on January 1, 2024, with early adoption permitted. The Company will adopt ASU 2020-06 retroactively effective as of January 1, 2022 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as it will be designated a large accelerated filer on that date. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

Note 2. Revenue and Recognition

The following tables present revenue disaggregated by geographical area and major solutions. The categorization of revenue by geographical location is determined based on location of where the client resides.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Primary geographical markets
United States	$28,493	$22,964	$69,058	$56,538
Canada	9,537	7,282	17,686	12,798
United Kingdom	10,724	4,454	20,603	7,887
Other countries *	7,783	2,276	13,743	4,744
Total revenue	$56,537	$36,976	$121,090	$81,967
Major solutions
Transactions	$41,659	$24,250	$90,346	$56,684
Platform and usage-based fees	14,878	12,726	30,744	25,283
Total revenue	$56,537	$36,976	$121,090	$81,967

* No single country included in the "Other countries" category generated 10% or more of revenue.

Contract Balances from Contracts with Clients

The following table provides information about accounts receivable, unbilled receivables and deferred revenue from contracts with clients (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable, net of allowances	$16,604	$12,968
Unbilled receivables	3,960	3,340
Deferred revenue—current	5,338	5,488
Deferred revenue—non-current	293	185

For the three months ended June 30, 2022 and 2021, the Company recognized $1.6 million and $0.2 million, respectively, of revenue from amounts that were included in deferred revenue as of March 31, 2022 and 2021. For the six months ended June 30, 2022 and 2021, the Company recognized $3.6 million and $0.7 million, respectively, of revenue from amounts that were included in deferred revenue as of December 31, 2021 and 2020.

Note 3. Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Allowance for doubtful accounts at the beginning of the period	$(101)	$(201)	$(106)	$(481)
Provisions	(53)	26	(73)	(80)
Write-offs, net of recoveries	5	8	30	394
Allowance for doubtful accounts at the end of the period	$(149)	$(167)	$(149)	$(167)

Note 4. Fair Value Measurements

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

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements as of June 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$13,021	$—	$—	$13,021
	$13,021	$—	$—	$13,021
Financial Liabilities:
Foreign exchange contracts	$—	$—	$4	$4
Contingent consideration	—	—	2,204	2,204
	—	—	2,208	2,208

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Financial Assets:
Foreign exchange contracts	$—	$—	$43	$43
	$—	$—	$43	$43
Financial Liabilities:
Contingent consideration	$—	$—	$11,309	$11,309
	$—	$—	$11,309	$11,309

During the three and six months ended June 30, 2022, there were no transfers between Level 1, Level 2 or Level 3.

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

The following table presents the unobservable inputs incorporated into the valuation of contingent consideration related to the Simplee acquisition for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Discount rate	4.15%	4.15%
Probability of successful achievement *	0% - 100%	0% - 100%
Performance period	1 year	1 year

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

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Market price of risk adjustment for revenue	3.2%	3.2%
Revenue volatility	23.8%	23.8%
Probability of successful achievement*	43% - 100%	43% - 100%
Performance period	1.75 years	1.75 years

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

The following table summarizes the changes in the carrying value of the contingent consideration for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Beginning balance	$3,300	$5,465	$11,309	$12,500
Additions	—	—	—	—
Change in fair value	(880)	1,614	(950)	1,591
Contingent consideration paid *	—	—	(7,844)	(7,012)
Foreign currency translation adjustment	(216)	—	(311)	—
Ending balance	$2,204	$7,079	$2,204	$7,079

* For the six months ended June 30, 2022 and 2021, amounts paid related to the fair value of contingent consideration that were initially recorded in purchase accounting of $3,320 thousand and $3,800 thousand, respectively, were classified as financing cash flows in the condensed consolidated statement of cash flows. For the six months ended June 30, 2022 and 2021, amounts paid for the excess of the fair value of $4,524 thousand and $3,212 thousand, respectively, were classified as operating cash flows in the condensed consolidated statement of cash flows.

Note 5. Derivative Instruments

As part of the Company’s foreign currency risk management program, the Company uses foreign currency forward contracts to mitigate the volatility related to fluctuations in the foreign exchange rates. These foreign currency forward contracts are not designated as hedging instruments. Derivative transactions such as foreign currency forward contracts are measured in terms of the notional amount; however, this amount is not recorded on the consolidated balance sheets and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged but is used only as the underlying basis on which the value of foreign exchange payments under these contracts is determined. As of June 30, 2022 and December 31, 2021, the Company had 5,445 and 8,653 open foreign exchange contracts, respectively. As of June 30, 2022 and December 31, 2021, the Company had foreign currency forward contracts outstanding with a notional amount of $35.4 million and $27.9 million, respectively.

The Company records all derivative instruments in the condensed consolidated balance sheets at their fair values. As of June 30, 2022, the Company recorded a liability of less than $0.1 million and as of December 31, 2021, the Company recorded an asset of less than $0.1 million related to outstanding foreign exchange contracts. The Company recognized a loss of $0.3 million and $0.6 million during the three and six months ended June 30, 2022, respectively. The Company recognized a gain of less than $0.1 million during the three and six months ended June 30, 2021. Gain and losses are included as a component of general and administrative expense within the condensed consolidated statements of operations and comprehensive loss.

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates presented (in thousands):

	June 30, 2022	December 31, 2021
Accrued employee compensation and related taxes	$14,745	$13,854
Accrued vendor liabilities	2,197	1,763
Accrued income and other non-employee related taxes	3,278	2,652
Accrued professional services	2,166	1,307
Current portion of operating lease liabilities	1,570	—
Other accrued expenses and current liabilities	3,500	3,150
	$27,456	$22,726

Note 7. Property and Equipment, net

Property and equipment, net consisted of the following as of the dates presented (in thousands):

	June 30, 2022	December 31, 2021
Computer equipment and software	$3,005	$2,211
Internal-use software	10,302	7,414
Furniture and fixtures	887	953
Leasehold improvements	4,886	4,995
	19,080	15,573
Less: Accumulated depreciation and amortization	(7,501)	(6,131)
	$11,579	$9,442

Depreciation and amortization expense for the three months ended June 30, 2022 and 2021 was $0.8 million and $0.5 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2022 and 2021 was $1.5 million and $1.0 million, respectively.

During the six months ended June 30, 2021, the Company sold $0.1 million of property and equipment with accumulated depreciation of $0.1 million. The Company recognized a gain on the sale of the fixed assets of less than $0.1 million.

The Company capitalized $2.9 million and $5.6 million in costs related to internal-use software during the six months ended June 30, 2022 and the year ended December 31, 2021, respectively. Software developed for internal use is amortized on a straight-line basis over its estimated useful life of five years.

As of June 30, 2022 and December 31, 2021, the carrying value of internal-use software was $8.6 million and $6.5 million, respectively. Amortization expense related to internal-use software for the three months ended June 30, 2022 and 2021 was $0.3 million and $0.1 million, respectively. Amortization expense related to internal-use software for the six months ended June 30, 2022 and 2021 was $0.7 million and $0.2 million, respectively.

Note 8. Business Combinations

Business Acquisition Completed in 2021

WPM

On December 14, 2021, Flywire completed its acquisition of WPM, a leading software provider that enables seamless and secure receivables payment experiences for universities and colleges across the U.K. The acquisition of WPM was intended to build on Flywire’s existing education payments business and is expected to further accelerate the

Company's market share in the U.K. education sector. The acquisition of WPM has been accounted for as a business combination.

Pursuant to the terms of the agreement, the Company acquired all outstanding equity of WPM for estimated total purchase consideration of $59.6 million, which consisted of (in thousands):

Cash consideration, net of cash acquired	$56,111
Estimated fair value of contingent consideration	3,499
Total purchase consideration, net of cash acquired	$59,610

The contingent consideration is payable at various intervals through March 2024 in the form of up to approximately 225,000 shares of common stock and is dependent upon the Company's achievement of specified minimum payment volume targets and integration targets established for the years ending December 31, 2022 and 2023. A portion of the contingent consideration is also tied to continuing employment of certain key employees; accordingly, approximately 56,000 shares of common stock have been excluded from the purchase price. Therefore, total common stock included in the purchase price totals up to approximately 169,000 shares of common stock. During the three and six months ended June 30, 2022, the Company expensed $0.2 million and $0.5 million, respectively, in personnel costs associated with the retention portion of contingent consideration. These personnel costs are included in the Company’s condensed consolidated statements of operations and comprehensive loss and a liability is recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheet. Contingent consideration related to minimum payment volume targets will be settled at 15 months and 27 months after acquisition date based on the 15 months and subsequent 12 months result. Contingent consideration related to integration targets will be settled in common stock upon completion. The contingent consideration related to continuing employment of certain key employees is payable at the two-year acquisition anniversary date.

The Company did not incur any transaction costs related to the WPM acquisition during the three and six months ended June 30, 2022.

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
	$31,301

The results of WPM have been included in the consolidated financial statements since the date of the acquisition. The Company has not disclosed unaudited pro forma financial information that shows the results of the Company’s operations for the three and six months ended June 30, 2021 as if the acquisition had occurred on January 1, 2020 as the historical results of WPM are not material to the Company’s condensed consolidated financial statements.

Note 9. Goodwill and Acquired Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Beginning balance	$84,666	$44,618	$85,841	$44,650
Foreign currency translation adjustment	(3,023)	38	(4,198)	6
Ending balance	$81,643	$44,656	$81,643	$44,656

No goodwill impairment was recorded during the six months ended June 30, 2022 and 2021.

Acquired Intangible Assets

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	June 30, 2022
	Gross Carrying Value*	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$26,485	$(12,856)	$13,629	4.55
Client Relationships	79,607	(7,212)	72,395	11.19
Trade Name/Trademark	511	(511)	—	—
Non-Compete Agreement	469	(414)	55	0.63
	$107,072	$(20,993)	$86,079

* Includes $(3,206) thousand of foreign currency translation adjustments

	December 31, 2021
	Gross Carrying Value*	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$26,600	$(10,635)	$15,965	5.11
Client Relationships	82,887	(5,356)	77,531	11.89
Trade Name/Trademark	511	(511)	—	—
Non-Compete Agreement	469	(367)	102	1.15
	$110,467	$(16,869)	$93,598

* Includes $628 thousand of foreign currency translation adjustments and $119 thousand in acquired developed technology assets

Amortization expense for the three months ended June 30, 2022 and 2021 was $2.2 million and $1.7 million, respectively. Amortization expense for the six months ended June 30, 2022 and 2021 was $4.3 million and $3.3 million, respectively.

As of June 30, 2022, the estimated annual amortization expense of intangible assets for each of the next five years and thereafter is expected to be as follows (in thousands):

Estimated Amortization Expense
Remaining of fiscal year 2022	$4,258
2023	9,271
2024	9,443
2025	9,040
2026	7,236
2027	7,074
Thereafter	39,757
$86,079

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

The Revolving Credit Facility contains customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, require the Company to satisfy certain financial covenants and restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Revolving Credit Facility becoming immediately due and payable and termination of the commitments. The Company was in compliance with all covenants associated with the Revolving Credit Facility as of June 30, 2022.

On July 29, 2021, the Company drew $25.9 million on the Revolving Credit Facility and used the proceeds to early prepay the LSA $25.0 million term loan. In connection with the transaction, the Company incurred $0.4 million in prepayment costs and $0.3 million in debt issuance costs. Debt issuance costs related to new lenders in the syndication are amortized on a straight-line basis over the term of the Revolving Credit Facility. Debt issuance costs related to the existing lender in the syndication were expensed. The exchange of the LSA term loan with the Revolving Credit Facility from the same lender was accounted for as a modification. Prior to entering into the Revolving Credit Facility, debt issuance costs and debt discounts were amortized to interest expense using the effective interest method over the repayment term of the debt and were presented as an offset to the outstanding debt balance on the consolidated balance sheets. Upon the execution of the Revolving Credit Facility, debt issuance costs and debt discount are amortized on a straight-line basis over the contractual term of the agreement and are presented as a component of other assets on the Company's consolidated balance sheets.

As of June 30, 2022 and December 31, 2021, the Company had $25.9 million outstanding under the Revolving Credit Facility.

Loan and Security Agreement

On January 16, 2018, the Company entered into the LSA with a financial institution for a $25.0 million loan with interest at a rate of 8.5% per annum. The LSA maturity date was January 22, 2022. The Company was obligated to make monthly interest payments on the loan. The LSA was interest only until February 1, 2020 pending on achieving certain revenue and margin targets. The Company incurred debt issuance costs of $0.2 million in connection with the issuance of the LSA, which were amortized to interest expense, using the effective interest method, over the term of the loan.

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

On June 2, 2020, December 9, 2020 and May 19, 2021, the Company entered into a Third, Fourth and Fifth Amendment, respectively, to the LSA for administrative matters.

All amendments were accounted for as debt modifications.

On July 29, 2021, the Company drew $25.9 million on its new Revolving Credit Facility and used the proceeds to early prepay the $25.0 million LSA. In connection with the transaction, the Company incurred $0.4 million of prepayment costs.

Interest expense for the three months ended June 30, 2022 and 2021 was $0.3 million and $0.6 million, respectively. Included in interest expense for the three months ended June 30, 2022 and 2021 is $0.1 million and $0.1 million of amortization of debt issuance cost and debt discount. Interest expense for the six months ended June 30, 2022 and 2021 was $0.5 million and $1.2 million, respectively. Included in interest expense for the six months ended June 30, 2022 and 2021 is $0.2 million and $0.1 million, respectively of amortization of debt issuance cost and debt discount.
Note 11. Stockholders’ Equity (Deficit)

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

As of June 30, 2022, the Company had reserved shares of common stock for future issuance as follows:

Issued and outstanding stock options	13,466,157
Issued and outstanding restricted stock units	2,795,230
Available for issuance under the 2021 Equity Incentive Plan	11,890,589
Available for issuance under Employee Stock Purchase Plan	2,618,718
Available for conversion of non-voting common stock	5,988,378
36,759,072

Note 12. Stock-Based Compensation

Equity Incentive Plan

In April 2021, the Company’s board of directors adopted, and in May 2021 its stockholders approved the 2021 Equity Incentive Plan (the 2021 Plan), which became effective in connection with the IPO.

No further awards are being made under the Company’s 2009 Equity Incentive Plan, as amended (the 2009 Plan) or the Company’s 2018 Equity Incentive Plan (the 2018 Plan); however, awards outstanding under each of the 2009 Plan and 2018 Plan will continue to be governed by their existing terms. With the establishment of the 2021 Plan as further discussed below, upon the expiration, forfeiture, cancellation, or reacquisition of any stock-based awards granted under the 2009 Plan or 2018 Plan, an equal number of shares will become available for grant under the 2021 Plan. The 2021 Plan, 2018 Plan and 2009 Plan are collectively referred to as the “Equity Incentive Plans”.

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

As of June 30, 2022, a total of 11,890,589 shares of the Company's common stock were available for future issuance under the 2021 Plan.

Stock Options

Stock options granted under the 2009 Plan, 2018 Plan and the 2021 Plan generally vest based on continued service over four years and expire within ten years from the date of grant. Any options that are canceled or forfeited before expiration become available for future grants.

During the three and six months ended June 30, 2022, the Company granted options to purchase an aggregate of 121,500 and 333,500 shares of common stock with weighted average exercise prices of $30.08 and $30.08 per share, respectively.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Expected term (in years)	6.08	6.08
Expected volatility	52.5%	47.4%
Risk-free interest rate	3.0%	2.2%
Expected dividend yield	0%	0%

As of June 30, 2022, there was $27.9 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Stock Awards and Restricted Stock Units

During 2018, the Company granted restricted stock awards to employees under the 2018 Plan. The restricted stock awards vested ratably over a four year period from the date of grant. The fair value of each restricted stock award was the estimated fair value of the common stock on the date of grant. All restricted stock awards were fully vested as of January 2022.

During 2021, the Company awarded restricted stock units to employees and certain nonemployee board members under the 2021 Plan. During the three and six months ended June 30, 2022, the Company awarded restricted stock units covering an aggregate of 438,518 and 2,717,552 shares of common stock, respectively. For the Company's executives, the fair value of the restricted stock units was estimated based upon the trailing 20 day trading price of the Company's common stock and for the remainder of the employees and nonemployee board members receiving restricted stock units, the fair value of the restricted stock units was estimated based upon the market closing price of the Company’s common stock on the date of the grant. The restricted stock units vest over the requisite service period, which range between one and four years from the date of the grant, subject to the continued employment of the employees and service of the non-employee board members.

As of June 30, 2022, there was $61.3 million of total unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 3.6 years.

Employee Stock Purchase Plan

In April 2021, the Company’s board of directors adopted, and in May 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (ESPP), which became effective in connection with the IPO. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to "eligible employees". A total of 2,618,718 shares of common stock have been reserved for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of common stock reserved for future issuance under the ESPP. The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of a share of common stock on the first or last day of the offering period, whichever is lower. Eligible employees can contribute up to 15% of their eligible compensation. Offering periods are generally 6 months long.

The ESPP enrollment period started on December 15, 2021 and ended on December 31, 2021. The first offering period commenced on January 1, 2022 and ended on June 30, 2022. The second offering period commenced on July 1, 2022 and will end on December 31, 2022.

As of June 30, 2022, there was $0 of total unrecognized compensation expense related to the ESPP.

Stock-Based Compensation Costs

The following table summarizes the stock-based compensation expense for stock options, restricted stock units and ESPP granted to employees that was recorded in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Technology and development	$1,359	$410	$2,185	$1,494
Selling and marketing	2,211	751	3,515	3,396
General and administrative	4,867	1,235	8,232	7,870
Total stock-based compensation expense	$8,437	$2,396	$13,932	$12,760

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

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and six months ended June 30, 2022 and 2021. For the three and six months ended June 30, 2022 and 2021, net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders.

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

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(23,797)	$(18,146)	$(33,946)	$(26,798)
Accretion of preferred stock to redemption value	—	(8)	—	(13)
Net loss attributable to common stockholders - basic and diluted	$(23,797)	$(18,154)	$(33,946)	$(26,811)
Denominator:
Weighted average common shares outstanding - basic and diluted	107,426,898	52,496,862	107,085,233	36,886,657
Net loss per share attributable to common stockholders - basic and diluted	$(0.22)	$(0.35)	$(0.32)	$(0.73)

Outstanding potentially dilutive securities, which were excluded from the diluted net loss per share calculations because they would have been antidilutive were as follows as of the dates presented:

	June 30,
	2022	2021
Unvested restricted stock awards	2,795,230	375,771
Stock options to purchase common stock (as converted to common stock)	13,466,157	16,366,407
	16,261,387	16,742,178

Note 14. Income Taxes

The Company’s provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period. The Company recorded an income tax expense of $1.1 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively. The income tax expense for the three months ended June 30, 2022 was primarily attributable to state and foreign taxes, whereas the income tax expense for the three months ended June 30, 2021 was primarily attributable to foreign taxes. The Company recorded an income tax expense of $1.6 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively. The income tax expense for the six months ended June 30, 2022 was primarily attributable to state and foreign taxes, whereas the income tax expense for the six months ended June 30, 2021 was primarily attributable to foreign taxes.

The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to the change in valuation allowance in the U.S. The Company is open to future tax examinations from 2018 to the present; however, carryforward attributes that were generated prior to 2018 may still be adjusted upon examination by federal, state or local tax authorities to the extent they will be used in a future period. In 2021, the U.S. Internal Revenue Service commenced a corporate income tax audit with respect to the 2018 calendar year, which was completed in 2022.

The Company’s management evaluates the realizability of the Company’s deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during the foreseeable future. As of June 30, 2022, the Company continues to maintain a full valuation allowance of the U.S. net deferred tax assets.

Note 15. Leases

Operating Leases

The Company leases certain real estate for its primary facilities under operating leases that expire at various dates between one and five years. These leases contain renewal options, and require the Company to pay operating costs, including property taxes, insurance, and maintenance. The terms of these lease agreements include free rent periods and annual rent increases. Operating lease expense is recognized on a straight-line basis over the term of the lease. There were no finance lease obligations as of June 30, 2022.

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

ROU assets are included in Other assets and operating lease liabilities are included in Other liabilities.

(dollars in thousands)	June 30, 2022
ROU assets	$2,390
Operating lease liabilities	2,856
Weighted-average remaining lease terms	1.95 years
Weighted-average discount rate	4.5%

Supplemental cash flow information related to leases was as follows:

(in thousands)	June 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$591

Future minimum lease payments as of June 30, 2022, were as follows (in thousands):

Years Ending December 31,
2022 (remaining six months)	$864
2023	1,522
2024	489
2025	73
2026	29
Thereafter	—
Total undiscounted lease payments	$2,977
Less - present value discount	255
Lease Liability, at present value	$2,722

Future minimum lease payments as of December 31, 2021, prior to the adoption of ASC 842 as described in Note 1 - Business Overview and Summary of Significant Accounting Policies, were as follows:

Years Ending December 31,
2022	$1,848
2023	1,567
2024	500
2025	73
2026	32
$4,020

The components of operating lease expense during the three and six months ended June 30, 2022 is shown on the table below (in thousands), while rent expense for the three and six months ending June 30, 2021 was $0.6 million and $1.1 million, respectively.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease expense	$359	$743
Short-term lease expense	123	245
Variable lease expense	60	114
Total operating lease expense	$542	$1,102

Note 16. Commitments and Contingencies

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

As of June 30, 2022, the Company was not aware of any pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse effect on its financial position, results of operations, or cash flows.

Indemnification

In the ordinary course of business, the Company agrees to indemnify certain partners and clients against third-party claims asserting infringement of certain intellectual property rights, data privacy breaches, damages caused to property or persons, or other liabilities relating to or arising from the Company’s payment platform or other contractual obligations. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and had not accrued any liabilities related to such obligations in its consolidated financial statements for the periods ended June 30, 2022 and December 31, 2021.

Note 17. Subsequent Events

On July 13, 2022, Flywire through its Australian entity acquired all of the issued and outstanding shares of Cohort Solutions Pty Ltd., an Australian Proprietary Company (Cohort Go) for an estimated aggregate purchase price of $32.2 million, consisting of $26.3 million in cash, $3.8 million in shares of the Company's common stock and up to $2.1 million in contingent consideration. Contingent consideration represents additional payments that Flywire may be required to make in the future dependent on the achievement of specific post-acquisition milestones and is subject to exchange rate fluctuation adjustment between the U.S. Dollar and Australian Dollar.

Cohort Go is an Australian-based education payments provider that simplifies the student recruitment process by bringing together students, agents and essential student services such as health insurance into one platform. The acquisition of Cohort Go is intended to accelerate the growth of Flywire's agent business and continue the Company's global expansion.

During the three months ended June 30, 2022, the Company incurred $0.2 million in acquisition related transaction costs, which are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

The Company is currently in the process of finalizing the accounting for this transaction and expects to complete its allocation of the purchase consideration to the assets and liabilities assumed by the end of the third quarter of 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. You should read the sections titled "Special Note Regarding Forward- Looking Statements” and “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year end is December 31, and our fiscal quarters end on March 31, June 30, September 30, and December 31.

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

•
Rapid domestic and international payments volume growth. We have grown our total payment volume by approximately 49% period-over-period from $1.9 billion during the three months ended June 30, 2021 to $2.9 billion during the three months ended June 30, 2022. We have grown our total payment volume by approximately 47% period-over-period from $4.8 billion during the six months ended June 30, 2021 to $7.0 billion during the six months ended June 30, 2022.
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

As of June 30, 2022, we serve over 2,800 clients around the world. In education, we serve more than 2,200 institutions and 2.3 million students globally. In healthcare, we power more than 80 healthcare systems, including four of the top 10 healthcare systems in the United States ranked by hospital size as of December 31, 2021. In our newer payment verticals of travel and business-to-business (B2B) payments, we have a growing portfolio of more than an aggregate of 460 clients as of as of June 30, 2022.

Our success in building our client base around the world and expanding utilization by our clients’ customers has allowed us to achieve significant scale. We enabled more than $13.2 billion and $7.0 billion in in total payment volume during the year ended December 31, 2021 and six months ended June 30, 2022, respectively. We generated revenue of $201.1 million and $131.8 million for the years ended December 31, 2021 and 2020, respectively, and incurred net losses of $28.1 million and $11.1 million for those same years. We generated revenue of $121.1 million and $82.0 million for the six months ended June 30, 2022 and 2021, respectively, and incurred net loss of $33.9 million and $26.8 million, respectively, for the same periods.

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

Recent Acquisition

In December 2021, we acquired all of the issued and outstanding shares of WPM for a purchase price of $59.6 million including $56.1 million of cash consideration, net of cash acquired and the estimated fair value of contingent consideration of $3.5 million. The contingent consideration is payable at various intervals through March 2024 in the form of up to approximately 225,000 shares of common stock and is dependent upon our achievement of specified minimum payment volume targets and integration targets established for the years ending December 31, 2022 and 2023. WPM was a leading software provider that enables seamless and secure payment experiences for universities and colleges across the U.K. The acquisition of WPM was intended to build on our existing education payments business and is expected to further accelerate our market share in the U.K. education sector. WPM contributed $1.6 million and $3.3 million in platform revenue during the three and six months ended June 30, 2022, respectively.

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

Key Operating Metrics and Non-GAAP Financial Measures

The following table sets forth our key operating metrics and non-GAAP measures for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021
Total Payment Volume	$2,860.3	$1,923.8	$7,034.1	$4,786.5
Revenue	$56.5	$37.0	$121.1	$82.0
Revenue Less Ancillary Services	$51.5	$33.0	$110.7	$73.2
Gross Profit	$33.2	$22.5	$72.0	$50.1
Adjusted Gross Profit	$33.2	$22.5	$72.0	$50.1
Gross Margin	58.8%	60.8%	59.5%	61.1%
Adjusted Gross Margin	64.5%	68.2%	65.1%	68.4%
Net Loss	$(23.8)	$(18.1)	$(33.9)	$(26.8)
Adjusted EBITDA	$(6.1)	$(0.1)	$(4.4)	$6.9

For the three months ended June 30, 2022, transaction revenue and platform and usage-based fee revenue represented 73.8% and 26.2% of our revenue, respectively. For the three months ended June 30, 2022, transaction revenue and platform and usage-based fee revenue represented 80.6% and 19.4% of our total revenue less ancillary services, respectively. For the three months ended June 30, 2021, transaction revenue and platform and usage-based fee revenue represented 65.6% and 34.4% of our revenue, respectively. For the three months ended June 30, 2021, transaction revenue and platform and usage-based fee revenue represented 73.3% and 26.7% of our total revenue less ancillary services, respectively.

For the six months ended June 30, 2022, transaction revenue and platform and usage-based fee revenue represented 74.6% and 25.4% of our revenue, respectively. For the six months ended June 30, 2022, transaction revenue and platform and usage-based fee revenue represented 81.0% and 19.0% of our total revenue less ancillary services, respectively. For the six months ended June 30, 2021, transaction revenue and platform and usage-based fee revenue represented 69.2% and 30.8% of our revenue, respectively. For the six months ended June 30, 2021, transaction revenue and platform and usage-based fee revenue represented 76.9% and 23.1% of our total revenue less ancillary services, respectively.

For the three months ended June 30, 2022, our total payment volume was approximately $2.9 billion, consisting of $2.0 billion of total payment volume from transactions included in transaction revenue, and $0.9 billion of total payment volume from transactions included in platform and usage-based fee revenue. For the three months ended June 30, 2021, our total payment volume was approximately $1.9 billion, consisting of $1.2 billion of total payment volume from transactions included in transaction revenue, and $0.7 billion of total payment volume from transactions included in platform and usage-based fee revenue.

For six months ended June 30, 2022, our total payment volume was approximately $7.0 billion, consisting of $4.5 billion of total payment volume from transactions included in transaction revenue and $2.5 billion of total payment volume from transactions included in platform and usage-based fee revenue. For six months ended June 30, 2021, our total payment volume was approximately $4.8 billion, consisting of $2.9 billion of total payment volume from transactions included in transaction revenue and $1.9 billion of total payment volume from transactions included in platform and usage-based fee revenue.

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

Revenue Less Ancillary Services, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA

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

We use supplemental measures of our performance which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with GAAP. These non-GAAP financial measures include the following:

•
Revenue Less Ancillary Services - Revenue Less Ancillary Services represents our consolidated revenue in accordance with GAAP less (i) pass-through cost for printing and mailing services and (ii) marketing fees. We exclude these amounts to arrive at this supplemental non-GAAP financial measure as we view these services as ancillary to the primary services we provide to our clients.
•
Adjusted Gross Profit - Adjusted Gross Profit represents Revenue Less Ancillary Services, less cost of revenue adjusted to (i) exclude pass-through cost for printing services and (ii) offset marketing fees against costs incurred. Management believes this presentation supplements the GAAP presentation of gross profit with a useful measure of the gross profit of our payment-related services, which are the primary services we provide to our clients.
•
Adjusted Gross Margin - Adjusted Gross Margin represents Adjusted Gross Profit divided by Revenue Less Ancillary Services. Management believes this presentation supplements the GAAP presentation of gross margin with a useful measure of the gross margin of our payment-related services, which are the primary services we provide to our clients.
•
Adjusted EBITDA - Adjusted EBITDA represents EBITDA further adjusted by excluding (i) stock-based compensation expense, (ii) the impact from the change in fair value measurement for contingent consideration associated with acquisitions, (iii) the impact from the change in fair value measurement of our preferred stock warrants prior to our IPO, (iv) other income (expense), net, (v) indirect taxes related to intercompany activity (vi) acquisition related transaction costs and (vii) employee retention costs, such as incentive compensation, associated with acquisition activities. Management believes that the exclusion of these amounts to calculate Adjusted EBITDA provides useful measures for period-to-period comparisons of our business.

These non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for revenue, gross margin or net loss prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of Revenue Less Ancillary Services, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA to the most directly comparable GAAP financial measure are presented below. We encourage you to review these reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items.

Reconciliations of Non-GAAP Financial Measures

The tables below provide reconciliations of Revenue Less Ancillary Services, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA to the most comparable GAAP figure on a consolidated basis for the periods presented.

Revenue Less Ancillary Services, Adjusted Gross Profit and Adjusted Gross Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021
Revenue	$56.5	$37.0	$121.1	$82.0
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	(4.8)	(3.9)	(9.8)	(8.4)
Marketing fees	(0.2)	(0.1)	(0.6)	(0.4)
Revenue Less Ancillary Services	$51.5	$33.0	110.7	73.2
Payment processing services costs	21.8	13.1	46.1	29.2
Hosting and amortization costs within technology and development expenses	1.5	1.4	3.0	2.7
Adjusted to:
Exclude printing and mailing costs	(4.8)	(3.9)	(9.8)	(8.4)
Offset marketing fees against related costs	(0.2)	(0.1)	(0.6)	(0.4)
Costs of Revenue Less Ancillary Services	$18.3	$10.5	$38.7	$23.1
Gross Profit	$33.2	$22.5	$72.0	$50.1
Gross Margin	58.8%	60.8%	59.5%	61.1%
Adjusted Gross Profit	$33.2	$22.5	$72.0	$50.1
Adjusted Gross Margin	64.5%	68.2%	65.1%	68.4%

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(dollars in millions)	Transaction	Platform and Usage- Based Fee	Revenue	Transaction	Platform and Usage- Based Fee	Revenue
Revenue	$41.7	$14.8	$56.5	$24.3	$12.7	$37.0
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(4.8)	(4.8)	—	(3.9)	(3.9)
Marketing fees	(0.2)	—	(0.2)	(0.1)	—	(0.1)
Revenue Less Ancillary Services	$41.5	$10.0	$51.5	$24.2	$8.8	$33.0
Percentage of Revenue	73.8%	26.2%	100%	65.6%	34.4%	100.0%
Percentage of Revenue Less Ancillary Services	80.6%	19.4%	100%	73.3%	26.7%	100.0%

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(dollars in millions)	Transaction	Platform and Usage- Based Fee	Revenue	Transaction	Platform and Usage- Based Fee	Revenue
Revenue	$90.3	$30.8	$121.1	$56.7	$25.3	$82.0
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(9.8)	(9.8)	—	(8.4)	(8.4)
Marketing fees	(0.6)	—	(0.6)	(0.4)	—	(0.4)
Revenue Less Ancillary Services	$89.7	$21.0	$110.7	$56.3	$16.9	$73.2
Percentage of Revenue	74.6%	25.4%	100%	69.2%	30.8%	100.0%
Percentage of Revenue Less Ancillary Services	81.0%	19.0%	100%	76.9%	23.1%	100.0%

EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net loss	$(23.8)	$(18.1)	$(33.9)	$(26.8)
Interest expense	0.3	0.7	0.5	1.3
Provision for income taxes	1.1	0.3	1.6	0.5
Depreciation and amortization	3.0	2.2	5.8	4.3
EBITDA	(19.4)	(14.9)	(26.0)	(20.7)
Stock-based compensation expense	8.5	2.4	13.9	12.8
Change in fair value of contingent consideration	(0.9)	1.6	(1.0)	1.6
Change in fair value of preferred stock warrant liability	—	9.8	—	10.8
Other (income) expense, net (1)	5.1	(0.1)	7.4	0.3
Indirect taxes related to intercompany activity	0.1	—	0.2	—
Acquisition related transaction costs (2)	0.2	—	0.2	—
Acquisition related employee retention costs (3)	0.3	1.1	0.9	2.1
Adjusted EBITDA	$(6.1)	$(0.1)	$(4.4)	$6.9

(1)
For the three months ended June 30, 2022, other (income) expense consisted of $(0.2) million of interest income and $5.3 million of losses from the remeasurement of foreign currency transactions into their functional currency. For the three months ended June 30, 2021, other (income) expense consisted of $(0.1) of gains from remeasurement of foreign currency transactions into their functional currency. For the six months ended June 30, 2022, other (income) expense consisted of $(0.2) million of interest income and $7.6 million of losses from the remeasurement of foreign currency transactions into their functional currency. For the six months ended June 30, 2021, other (income) expense consisted of $0.3 million of losses from the remeasurement of foreign currency transactions into their functional currency.
(2)
Acquisition related transaction costs consisted of legal and advisory fees incurred in connection with the Cohort Go acquisition. Refer to Note 17 - Subsequent Events to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for more details on the acquisition of Cohort Go.
(3)
Acquisition related employee retention costs consisted of costs incurred to retain and compensate Simplee’s and WPM's employees in connection with integration of the business.

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

Impact of the COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 in 2020 as well as the shelter-in-place orders, promotion of social distancing measures, restrictions to businesses deemed non-essential, and travel restrictions implemented throughout the United States and globally have significantly impacted the verticals in which we have been predominantly focused over the last decade, including payment volumes, sales cycles and time to implementation in those verticals. However, we have not experienced any significant client attrition and our quarterly and annual net dollar-based retention rate remained strong. For the year ended December 31, 2021, our annual net dollar-based retention rate was approximately 140%. For the year ended December 31, 2020, despite the impact of the COVID-19 pandemic on our clients and the industries we serve, our annual net dollar-based retention rate was approximately 100%. During the year ended December 31, 2021, we added an additional 300 clients and have observed a recovery in payment volumes and growth in clients. As a result of the payment volume growth, client growth and public company complexities, we have increased hiring. Although international travel restrictions remain for certain countries, these have lessened considerably, and borders are generally opened to pre-pandemic levels, allowing for an increase in international students to attend education clients. We expect this trend to continue throughout the year for our education clients. Additionally, the opening of borders and abatement of COVID-19 restrictions has increased travel abroad and we expect travel to continue to return to pre-pandemic levels. As variants (most notably Delta and Omicron) or sub-variants of COVID-19 emerge, we will continue to evaluate the nature and extent of these potential impacts to our business, consolidated financial statements, and liquidity.

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

Impact of the Conflict between Russia and Ukraine

We do not have any operations, including long-lived assets, in Ukraine or Russia, and to our knowledge, our clients do not receive material amounts of payments from payers in these regions. We are actively monitoring the situation in Ukraine and assessing its impact on our business, but as of the issuance date of these condensed consolidated financial statements, the current conflict between Russia and Ukraine, and the resulting impact on inflation and interest rates have not had a material impact on the Company’s revenue, results of operations or financial position. However, we have no way to predict the progress or outcome of the conflict or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time.

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

Diversified Mix of Clients

We have a wide range of clients across education, healthcare, travel and B2B. Following the onset of the COVID-19 pandemic, there was a temporary deceleration of payment volumes and revenue from education clients relying on international enrollments due to the uncertainty of borders re-opening. During 2021 and the first half of 2022, borders continued to open allowing for an increase in international students to attend education clients. We expect this trend to continue throughout the year for our education clients. Additionally, the opening of borders and abatement of COVID-19 restrictions has increased travel abroad and we expect travel to continue to return to pre-pandemic levels.

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

Business Continuity

In response to COVID-19 developments, we implemented measures to focus on the safety of our FlyMates and support of our clients, while at the same time seeking to mitigate the impact on our financial position and operations. We have implemented remote working capabilities for our entire organization and to date, there has been minimal disruption to our operations. During the spring of 2020, due to initial COVID-19 uncertainty, we reduced our workforce by approximately 12%. From July 2020 through June 30, 2022, our workforce increased by approximately 96% in order to meet the demand of client growth and life as a public company. As vaccination rates have increased, our offices have reopened, although FlyMates have the flexibility to work remotely. We have also increased our hiring plan to address key roles in a measured way with the goal of ensuring continuity and growth.

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

Payment Processing Services Costs

Payment processing services costs consist of costs incurred to process payment transactions which include banking and credit card processing fees, foreign currency translation costs, partner fees, personnel-related expenses for our FlyMates who facilitate these payments and personnel related expenses for our FlyMates who provide implementation services to our clients. We expect that payment processing services costs will increase in absolute dollars but may fluctuate as a percentage of total revenue from period to period, as we continue to invest in scaling our processing operations and grow our revenue base.

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

Selling and Marketing

Selling and marketing expenses consist of personnel-related expenses, including stock-based compensation expense, sales commissions, amortization of acquired client relationship intangible assets, marketing program expenses, travel related expenses and costs to market and promote our solutions through advertisements, marketing events, partnership arrangements, and direct client acquisition.

We focus our sales and marketing efforts on generating awareness of our business, platform, and solutions, creating sales leads, and establishing and promoting our brand. We plan to continue investing in sales and marketing efforts by driving our go-to-market strategies, building our brand awareness, and sponsoring additional marketing events; however, we will adjust our sales and marketing spend level as needed, and this may fluctuate from period to period, in response to changes in the economic environment.

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

Interest Expense

Interest expense consists of interest previously incurred on our LSA and interest on our current Revolving Credit Facility. During 2018, we borrowed $25.0 million under the LSA to complete the acquisition of OnPlan Holdings LLC. On April 25, 2020, we entered into a Joinder and Second Amendment to the LSA to refinance the LSA. As part of the refinancing, the lender re-advanced $4.2 million of principal paid on the loan through May 1, 2020. The LSA was interest only until May 2023 and carried annual interest at a rate equal to the greater of (i) 5.25% above the prime rate or (ii) 8.50%. In July 2021, we refinanced the LSA by entering into a $50.0 million Revolving Credit Facility. The Revolving Credit Facility has an adjustable rate of interest based on the type of loan requested, either at an annual rate based on the Alternate Base Rate (ABR), which references the prime rate plus an applicable rate or LIBO Rate plus an applicable rate. Loans based on ABR bear interest at a rate between ABR plus 0.75% and ABR plus 1.25%, and loans based on LIBO Rate bear interest at a rate between LIBO Rate plus 1.75% and LIBO Rate plus 2.25%, depending on our liquidity.

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

Provision for Income Tax

Provision for income taxes consists primarily of foreign and state income taxes. We have historically generated net operating losses (NOL) carryforwards for U.S. Federal and state tax purposes as we expand the scale of our international business activities. We are currently anticipating generating U.S. taxable income in 2022 primarily due to capitalizing a large portion of our research and development costs. Any additional changes in the U.S. and foreign taxation of such activities may increase our overall provision for income taxes in the future.

We have a valuation allowance for our U.S. deferred tax assets, including federal and state NOLs. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized through expected future taxable income generated in the United States.

Results of Operations

Comparison of results for the Three Months Ended June 30, 2022 and 2021

The following table sets forth our consolidated results of operations for periods presented:

	Three Months Ended June 30,
(dollars in millions)	2022	2021	$ Change	% Change
Revenue	$56.5	$37.0	$19.5	52.7%
Payment processing service costs	21.8	13.1	8.7	66.4%
Technology and development	13.2	6.9	6.3	91.3%
Selling and marketing	18.9	10.9	8.0	73.4%
General and administrative	20.0	13.6	6.4	47.1%
Total costs and operating expense	73.9	44.5	29.4	66.1%
Loss from operations	(17.4)	(7.5)	(9.9)	132.0%
Interest expense	(0.3)	(0.6)	0.3	(50.0)%
Change in fair value of preferred stock warrant liability	—	(9.8)	9.8	(100.0)%
Other income (expense), net	(5.1)	0.1	(5.2)	(5200.0)%
Total other expenses, net	(5.3)	(10.3)	5.0	(48.5)%
Loss before income taxes	(22.7)	(17.8)	(4.9)	27.5%
Provision for income taxes	1.1	0.3	0.8	266.7%
Net loss	(23.8)	(18.1)	(5.7)	31.5%
Foreign currency translation adjustment	—	(0.1)	0.1	(100.0)%
Comprehensive loss	$(23.8)	$(18.2)	$(5.6)	30.8%

Revenue

Revenue was $56.5 million for the three months ended June 30, 2022, compared to $37.0 million for the three months ended June 30, 2021, an increase of $19.5 million or 52.7%.

	Three Months Ended June 30,
(dollars in millions)	2022	2021	$ Change	% Change
Transaction revenue	$41.7	$24.3	$17.4	71.6%
Platform and usage-based fee revenue	14.8	12.7	2.1	16.5%
Revenue	$56.5	$37.0	$19.5	52.7%

Transaction revenue was $41.7 million for the three months ended June 30, 2022, compared to $24.3 million for the three months ended June 30, 2021, an increase of $17.4 million or 71.6%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes, from both our existing clients and new clients added during the three months ended June 30, 2022. We experienced strong growth in payment volume across all regions and verticals during the period. Total payment volume increased 49% during the three months ended June 30, 2022 to $2.9 billion. Our marketing services revenue increased as a result of our payment partners using more of our marketing services in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Platform and usage-based fee revenue was $14.8 million for the three months ended June 30, 2022, compared to $12.7 million for the three months ended June 30, 2021, an increase of $2.1 million or 16.5%. The increase in platform and usage-based fee revenue was driven primarily by the WPM acquisition, which accounted for a $1.6 million increase over the same period in 2021. The remainder of the increase was attributable to increased usage by our clients and new clients signed during the three months ended June 30, 2021.

Payment Processing Services Costs

Payment processing services costs were $21.8 million for the three months ended June 30, 2022, compared to $13.1 million for the three months ended June 30, 2021, an increase of $8.7 million or 66.4%. The increase in payment processing services costs is correlated with the increase in total payment volume of 49% over the same period.

Technology and Development

Technology and development expenses were $13.2 million for the three months ended June 30, 2022, compared to $6.9 million for the three months ended June 30, 2021, an increase of $6.3 million or 91.3%.The increase in technology and development cost was primarily driven by an increase in personnel costs, stock-based compensation expense, amortization expense, travel related expenses and software and hosting expenses. Personnel costs were $8.1 million for the three months ended June 30, 2022, compared to $3.8 million for the three months ended June 301, 2021, an increase of $4.3 million or 113.2%. The increase in personnel costs was primarily driven by an increase in headcount within our technology and development teams. Stock-based compensation expense was $1.6 million for the three months ended June 30, 2022, compared to $0.4 million for the three months ended June 30, 2021, an increase of $1.2 million or 300.0%. The increase in stock-based compensation is attributable to grants awarded to existing and new FlyMates. Amortization of intangible assets was $1.6 million for the three months ended June 30, 2022, compared to $1.2 million for the three months ended June 30, 2021, an increase of $0.4 million or 33.3%. The increase in amortization expense was the result of the acquisition of WPM. Travel expenses were $0.3 for the three months ended June 30, 2022, compared to $0 for the three months ended June 30, 2021, an increase of $0.3 million. Higher travel expenses were due to increased FlyMate collaboration as COVID-19 restrictions lifted and client engagement. Software and hosting expenses were $1.1 million for the three months ended June 30, 2022, compared to $0.9 million for the three months ended June 30, 2021, an increase of $0.2 million or 22.2%. The increase in software and hosting expenses was primarily related to increased hosting fees based on payment volumes growth and additional software needs based on headcount growth.

Selling and Marketing

Selling and marketing expenses were $18.9 million for the three months ended June 30, 2022, compared to $10.9 million for the three months ended June 30, 2021, an increase of $8.0 million or 73.4%. The increase in selling and marketing expenses was primarily driven by an increase in personnel costs, stock-based compensation expense, marketing costs, professional fees, travel related expenses, and amortization expense. Personnel costs were $10.6 million for the three months ended June 30, 2022, compared to $7.1 million for the three months ended June 30, 2021, an increase of $3.5 million or 49.3%. The increase in personnel costs was primarily driven by an increase in headcount within our selling and marketing teams and commissions earned on sales during the period. Stock-based compensation expense was $2.2 million for the three months ended June 30, 2022, compared to $0.8 million for the three months ended June 30, 2021, an increase of $1.4 million or 175.0%. The increase in stock-based compensation is attributable to grants awarded to existing and new FlyMates. Marketing costs were $2.0 million for the three months ended June 30, 2022, compared to $0.8 million for the three months ended June 30, 2021, an increase of $1.2 million or 150.0%. The increase in marketing costs was due to increased marketing initiatives and hosted events, including marketing activities associated with WPM. Professional fees were $1.6 million for the three months ended June 30, 2022, compared to $0.7 million for the three months ended June 30, 2021, an increase of $0.9 million or 128.6%. The increase in professional fees was due to increases in third party commissions and consulting fees. Travel expenses were $0.8 for the three months ended June 30, 2022, compared to $0.1 for the three months ended June 30, 2021, an increase of $0.7 million or 700.0%. Higher travel expenses were due to increased client engagement and FlyMate collaboration. Amortization of intangible assets was $0.9 million for the three months ended June 30, 2022, compared to $0.6 million for the three months ended June 30, 2021, an increase of $0.3 million or 50.0%. The increase in amortization expense was due to acquired customer relationships related to the WPM acquisition.

General and Administrative Expenses

General and administrative expenses were $20.0 million for the three months ended June 30, 2022 and $13.6 million for the three months ended June 30, 2021, an increase of $6.4 million or 47.1%. The increases in general and administrative expenses were primarily driven by the increase stock-based compensation expense, personnel costs, general and administrative, other costs, professional fees, software and hosting expenses, and travel related expenses, which was partially offset by a decrease in the fair value of contingent consideration expense. Stock-based compensation was $4.7 million for the three months ended June 30, 2022, compared to $1.2 million for the three months ended June 30, 2021, an increase of $3.5 million or 291.7%. The increase in stock-based compensation is attributable to grants awarded to existing and new FlyMates. Personnel costs were $8.0 million for the three months ended June 30, 2022, compared to $5.5 million for the three months ended June 30, 2021, an increase of $2.5 million or 45.5%. The increase in personnel costs was primarily driven by an increase in headcount. General and administrative costs were $1.5 million for the three months ended June 30, 2022, compared to $0.6 million for the three months ended June 30, 2021, an increase of $0.9 million or 150.0%. The increase in general and administrative costs was primarily due to increased insurance costs as a public company. Other costs were $0.8 million for the three months ended June 30, 2022, compared to $0.2 million for the three months ended June 30, 2021, an increase of $0.6 million or 300.0%. The increase in other costs was primarily due to indirect taxes recorded during the period. Professional fees were $2.5 million for the three months ended June 30, 2022, compared to $2.0 million for the three months ended June 30, 2021, an increase of $0.5 million or 25.0%. The increase in professional fees was due to increased legal and audit fees as a result of becoming a public company. Software and hosting expenses were $1.3 million for the three months ended June 30, 2022, compared to $0.8 million for the three months ended June 30, 2021, an increase of $0.5 million or 62.5%. The increase in software and hosting expenses was primarily related to increased hosting fees based on payment volumes growth and additional software needs based on headcount growth. Travel expenses were $0.4 for the three months ended June 30, 2022, compared to $0.2 for the three months ended June 30, 2021, an increase of $0.2 million or 100.0%. Higher travel expenses were due to increased FlyMate collaboration. The change in the fair value of contingent consideration related to acquisitions was $(0.9) million for the three months ended June 30, 2022, compared to $1.6 million for the three months ended June 30, 2021, a decrease of $2.5 million.

Interest Expense

Interest expense was $0.3 million for the three months ended June 30, 2022, compared to $0.6 million for the three months ended June 30, 2021, a decrease of $0.3 or 50.0%. During July 2021, we entered into a Revolving Credit Facility with three banks for a total commitment of $50.0 million. We drew $25.9 million on the Revolving Credit Facility and used the proceeds to early prepay our existing LSA of $25.0 million, which resulted in a new interest rate per year.

Change in Fair Value of Preferred Stock Warrant Liability

The change in fair value of preferred stock warrant liability was $0 for the three months ended June 30, 2022, compared to $9.8 million for the three months ended June 30, 2021, a decrease of $9.8 million or 100.0%. Upon the completion of our IPO, all preferred stock warrants were either fully exercised or converted to warrants to purchase common stock. As a result, we no longer recognize the change in fair value of preferred stock warrant liability in our condensed consolidated statements of operations and comprehensive loss.

Other Income (Expense), net

Other income (expense), net, was $(5.1) million for the three months ended June 30, 2022, compared to $0.1 million for the three months ended June 30, 2021, an increase of $(5.2) million. The increase was primarily the result of the remeasurement of foreign currency transactions into the British pound sterling. Losses from the remeasurement of foreign currency transactions into their functional currencies were $5.3 million for the three months ended June 30, 2022, compared to gains of $0.1 million for the three months ended June 30, 2021.

Provision for Income Taxes

The income tax expense was $1.1 million for the three months ended June 30, 2022, compared to an income tax expense of $0.3 million for the three months ended June 30, 2021, an increase of $0.8 or 266.7%. The income tax expense for the three months ended June 30, 2022 was primarily attributable to state and foreign taxes, while the income tax expense for the three months ended June 30, 2021 was primarily attributable to foreign taxes. Our effective tax rate was (4.7)% for the three months ended June 30, 2022 compared to (1.6)% for the three months ended June 30, 2021.

Comparison of results for the Six Months Ended June 30, 2022 and 2021

The following table sets forth our consolidated results of operations for periods presented:

	Six Months Ended June 30,
(dollars in millions)	2022	2021	$ Change	% Change
Revenue	$121.1	$82.0	$39.1	47.7%
Payment processing service costs	46.1	29.2	16.9	57.9%
Technology and development	24.2	14.5	9.7	66.9%
Selling and marketing	36.5	22.8	13.7	60.1%
General and administrative	38.8	29.5	9.3	31.5%
Total costs and operating expense	145.6	96.0	49.6	51.7%
Loss from operations	(24.5)	(14.0)	(10.5)	75.0%
Interest expense	(0.5)	(1.2)	0.7	(58.3)%
Change in fair value of preferred stock warrant liability	—	(10.8)	10.8	(100.0)%
Other expense, net	(7.4)	(0.3)	(7.1)	2366.7%
Total other expenses, net	(7.9)	(12.3)	4.4	(35.8)%
Loss before income taxes	(32.4)	(26.3)	(6.1)	23.2%
Provision for income taxes	1.6	0.5	1.1	220.0%
Net loss	(33.9)	(26.8)	(7.1)	26.5%
Foreign currency translation adjustment	(0.1)	0.3	(0.4)	(133.3)%
Comprehensive loss	$(34.1)	$(26.5)	$(7.6)	28.7%

Revenue

Revenue was $121.1 million for the six months ended June 30, 2022, compared to $82.0 million for the six months ended June 30, 2021, an increase of $39.1 million or 47.7%.

	Six Months Ended June 30,
(dollars in millions)	2022	2021	$ Change	% Change
Transaction revenue	$90.3	$56.7	$33.6	59.3%
Platform and usage-based fee revenue	30.8	25.3	5.5	21.7%
Revenue	$121.1	$82.0	$39.1	47.7%

Transaction revenue was $90.3 million for the six months ended June 30, 2022, compared to $56.7 million for the six months ended June 30, 2021, an increase of $33.6 million or 59.3%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes, from both our existing clients and new clients added during the six months ended June 30, 2022. We experienced strong growth in payment volume across all regions and verticals during the period. Total payment volume increased 47% during the six months ended June 30, 2022 to $7.0 billion. Our marketing services revenue increased as a result of our payment partners using more of our marketing services in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Platform and usage-based fee revenue was $30.8 million for the six months ended June 30, 2022, compared to $25.3 million for the six months ended June 30, 2021, an increase of $5.5 million or 21.7%. The increase in platform and usage-based fee revenue was driven primarily by the WPM acquisition, which accounted for a $3.3 million increase over the same period in 2021. The remainder of the increase was attributable to increased usage by our clients and new clients signed during the six months ended June 30, 2022.

Payment Processing Services Costs

Payment processing services costs were $46.1 million for the six months ended June 30, 2022, compared to $29.2 million for the six months ended June 30, 2021, an increase of $16.9 million or 57.9%. The increase in payment processing services costs is correlated with the increase in total payment volume of 47% over the same period.

Technology and Development

Technology and development expenses were $24.2 million for the six months ended June 30, 2022, compared to $14.5 million for the six months ended June 30, 2021, an increase of $9.7 million or 66.9%. The increase in technology and development cost was primarily driven by an increase in personnel costs, stock-based compensation expense, amortization expense, software and hosting expenses, and travel related expenses. Personnel costs were $14.7 million for the six months ended June 30, 2022, compared to $7.6 million for the six months ended June 30, 2021, an increase of $7.1 million or 93.4%. The increase in personnel costs was primarily driven by an increase in headcount within our technology and development teams. Stock-based compensation expense was $2.6 million for the six months ended June 30, 2022, compared to $1.5 million for the six months ended June 30, 2021, an increase of $1.1 million or 73.3%. The increase in stock-based compensation is attributable to grants awarded to existing and new FlyMates. Amortization of intangible assets was $3.1 million for the six months ended June 30, 2022, compared to $2.3 million for the six months ended June 30, 2021, an increase of $0.8 million or 34.8%. The increase in amortization expense was the result of the acquisition of Simplee. Software and hosting expenses were $2.2 million for the six months ended June 30, 2022, compared to $1.8 million for the six months ended June 30, 2021, an increase of $0.4 million or 22.2%. The increase in software and hosting expenses was primarily related to increased hosting fees based on payment volumes growth and additional software needs based on headcount growth. Travel expenses were $0.5 for the six months ended June 30, 2022, compared to $0 for the six months ended June 30, 2021, an increase of $0.5 million. Higher travel expenses were due to increased FlyMate collaboration as COVID-19 restrictions lifted and client engagement.

Selling and Marketing

Selling and marketing expenses were $36.5 million for the six months ended June 30, 2022, compared to $22.8 million for the six months ended June 30, 2021, an increase of $13.7 million or 60.1%. The increase in selling and marketing expenses was primarily driven by an increase in personnel costs, marketing costs, professional fees, travel related expenses, and amortization expense. Personnel costs were $21.0 million for the six months ended June 30, 2022, compared to $13.5 million for the six months ended June 30, 2021, an increase of $7.5 million or 55.6%. The increase in personnel costs was primarily driven by an increase in headcount within our selling and marketing teams and commissions earned on sales during the period. Marketing costs were $3.5 million for the six months ended June 30, 2022, compared to $1.5 million for the six months ended June 30, 2021, an increase of $2.0 million or 133.3%. The increase in marketing costs was due to increased marketing initiatives and hosted events, including marketing activities associated with WPM. Professional fees were $3.5 million for the six months ended June 30, 2022, compared to $1.6 million for the six months ended June 30, 2021, an increase of $1.9 million or 118.8%. The increase in professional fees was due to increases in third party commissions and consulting fees. Travel expenses were $1.3 for the six months ended June 30, 2022, compared to $0.1 for the six months ended June 30, 2021, an increase of $1.2 million. Higher travel expenses were due to increased client engagement and FlyMate collaboration. Amortization of intangible assets was $1.9 million for the six months ended June 30, 2022, compared to $1.2 million for the six months ended June 30, 2021, an increase of $0.7 million or 58.3%. The increase in amortization expense was due to acquired customer relationships related to the WPM acquisition.

General and Administrative Expenses

General and administrative expenses were $38.8 million for the six months ended June 30, 2022, compared to $29.5 million for the six months ended June 30, 2021, an increase of $9.3 million or 31.5%. The increase in general and administrative expenses was primarily driven by the increase in personnel costs, professional fees, general and administrative, other costs, software and hosting expenses, and travel related expenses, which was partially offset by a decrease in the fair value of contingent consideration expense. Personnel costs were $15.5 million for the six months ended June 30, 2022, compared to $10.6 million for the six months ended June 30, 2021, an increase of $4.9 million or 46.2%. The increase in personnel costs was primarily driven by an increase in headcount. Professional fees were $5.5 million for the six months ended June 30, 2022, compared to $3.3 million for the six months ended June 30, 2021, an increase of $2.2 million or 66.7%. The increase in professional fees was due to increased legal and audit fees as a result of becoming a public company. General and administrative costs were $3.0 million for the six months ended June 30, 2022, compared to $0.9 million for the six months ended June 30, 2021, an increase of $2.1 million or 233.3%. The increase in general and administrative costs was primarily due to increased insurance costs as a public company. Other costs were $1.4 million for the six months ended June 30, 2022, compared to $0.4 million for the six months ended June 30, 2021, an increase of $1.0 million or 250.0%. The increase in other costs was primarily due to indirect taxes recorded during the period. Software and hosting expenses were $2.6 million for the six months ended June 30, 2022, compared to $1.6 million for the six months ended June 30, 2021, an increase of $1.0 million or 62.5%. The increase in software and hosting expenses was primarily related to increased hosting fees based on payment volumes growth and additional software needs based on headcount growth. Travel expenses were $0.8 for the six months ended June 30, 2022, compared to $0.2 for the six months ended June 30, 2021, an increase of $0.6 million or 300%. Higher travel expenses were due to increased FlyMate collaboration. The change in the fair value of contingent consideration related to acquisitions was $(1.0) million for the six months ended June 30, 2022, compared to $1.6 million for the six months ended June 30, 2021, a decrease of $2.6 million.

Interest Expense

Interest expense was $0.5 million for the six months ended June 30, 2022, compared to $1.2 million for the six months ended June 30, 2021, a decrease of $0.7 million or 58.3%. During July 2021, we entered into a Revolving Credit Facility with three banks for a total commitment of $50.0 million. We drew $25.9 million on the Revolving Credit Facility and used the proceeds to early prepay our existing LSA of $25.0 million, which resulted in a new interest rate per year.

Change in Fair Value of Preferred Stock Warrant Liability

The fair value of preferred stock warrant liability was $0 for the six months ended June, 2022, compared to $10.8 million for the six months ended June 30, 2021, a decrease of $10.8 million or 100.0%. Upon the completion of our IPO, all preferred stock warrants were either fully exercised or converted to warrants to purchase common stock. As a result, we no longer recognize the change in fair value of preferred stock warrant liability in our condensed consolidated statements of operations and comprehensive loss.

Other Expense, net

Other expense, net, was $7.4 million for the six months ended June 30, 2022, compared to $0.3 million for the six months ended June 30, 2021, an increase of $7.1 million. The increase was primarily the result of the remeasurement of foreign currency transactions into the British pound sterling. Losses from the remeasurement of foreign currency transactions into their functional currencies were $7.6 million for the six months ended June 30, 2022, compared to losses of $0.3 million for the six months ended June 30, 2021.

Provision for Income Taxes

The income tax expense was $1.6 million for the six months ended June 30, 2022, compared to an income tax expense of $0.5 million for the six months ended June 30, 2021, an increase of $1.1 million or 220.0%. The income tax expense for the six months ended June 30, 2022 was primarily attributable to state and foreign taxes, while the income tax expense for the six months ended June 30, 2021 was primarily attributable to foreign taxes. Our effective tax rate was (4.9)% for the six months ended June 30, 2022 compared to (1.8)% for the six months ended June 30, 2021.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through proceeds received from sales of equity securities, credit facilities and payments received from our clients as further detailed below.

In May 2021, we completed our IPO which resulted in aggregate net proceeds of $263.8 million, after underwriting discounts of $19.4 million and issuance costs of $4.9 million. As of June 30, 2022, our principal source of liquidity is cash, cash equivalents and restricted cash of $362.6 million. Cash equivalents is comprised primarily of money market funds.

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

The following table summarizes our contractual obligations as of June 30, 2022:

	Payments Due by Year
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
Operating lease obligations	$2,977	$1,625	$1,338	$14	—
Debt obligations	25,939	—	25,939	—	—
Total	$28,916	$1,625	$27,277	$14	—

Cash Flows

The following table sets forth a summary of our cash flow information for the periods presented.

	Six Months Ended June 30,
(in millions)	2022	2021
Net cash used in operating activities	$(27.6)	$(13.6)
Net cash used in investing activities	(3.6)	(3.6)
Net cash (used in) provided by financing activities	(1.8)	324.9
Effect of exchange rate changes on cash and cash equivalents	6.2	0.2
Net (decrease) increase in cash, cash equivalents and restricted cash.	$(26.8)	$308.0

Operating Activities

Net cash used in operating activities consists of net loss adjusted for certain non-cash items and changes in other assets and liabilities.

During the six months ended June 30, 2022, cash used in operating activities of $27.6 million was primarily the result of net loss of $33.9 million adjusted for non-cash expenses of $19.1 million, which primarily included stock-based compensation expenses of $13.9 million, depreciation and amortization of $5.8 million, and change in fair value of contingent consideration of $(1.0) million, offset by $12.7 million related to changes in our operating assets and liabilities.

During the six months ended June 30, 2021, cash used in operating activities of $13.6 million was primarily the result of net loss of $26.8 million adjusted for non-cash expenses of $30.0 million, which primarily included stock-based compensation expenses of $12.8 million, change in fair value of preferred stock warrant liability of $10.8 million and depreciation and amortization of $4.3 million, offset by $16.7 million related to changes in our operating assets and liabilities.

Investing Activities

During the six months ended June 30, 2022, cash used in investing activities of $3.6 million was the result of the capitalization of internally developed software costs.

During the six months ended June 30, 2021, cash used in investing activities of $3.6 million was primarily the result of the capitalization of internally developed software costs of $3.5 million and an acquisition of an asset of $0.1 million.

Financing Activities

During the six months ended June 30, 2022, cash used by financing activities of $1.8 million was the result of payments for contingent consideration of $3.3 million related to our acquisition of Simplee, payments of tax withholdings for net settled option exercises of $0.8 million, offset by $2.3 million proceeds from the exercise of stock options.

During the six months ended June 30, 2021, cash provided by financing activities of $324.9 million was primarily driven by the proceeds received from our IPO of $268.7 million, net proceeds received from our sale of preferred stock for aggregate proceeds of $59.7 million and proceeds from the exercise of stock options and warrants of $4.1 million, partially offset by payments for contingent consideration of $3.8 million related to our acquisition of Simplee and $3.8 million related to offering costs associated with our IPO.

As of June 30, 2022, we had $25.9 million of outstanding indebtedness under the Revolving Credit Facility. The proceeds of the Revolving Credit Facility were used to pay off the existing loan of $25.0 million. The Revolving Credit Facility consists of ABR loans or Eurodollar Borrowings, at our option. ABR loans bear interest at the ABR plus the applicable rate. Eurodollar Borrowings bear interest at the Adjusted LIBO Rate plus the applicable rate. The ABR rate is based on the greatest of (a) the Prime Rate (b) the Federal Funds Effective Rate plus 1/2 of 1% and (c) the Adjusted LIBO Rate for a one-month Interest Period plus 1%. The adjusted LIBO Rate is based on (a) the LIBO Rate multiplied by (b) the Statutory Reserve Rate. The applicable rate is based upon our liquidity as of the most recent consolidated financial information and ranges from 0.75% to 2.25%. The Revolving Credit Facility incurs a commitment fee ranging from 0.25% to 0.35% based upon our liquidity as of the most recent consolidated financial information assessed on the average undrawn portion of the available commitment. We have access to an additional $24.1 million of additional funds under the Revolving Credit Facility to draw in the future.

As of June 30, 2021, we had $25.0 million of outstanding indebtedness under the LSA. The LSA was interest only until May 2023 and bore annual interest at a rate equal to the greater of (i) 5.25% above the prime rate of (ii) 8.50%. Refer to Note 10 - Debt to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional details related to the LSA.
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

Our critical accounting policies and estimates are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Effective January 1, 2022, we changed our accounting policy for leases resulting from the adoption of ASC 842, Leases and subsequent related ASUs. There were no other material changes to policies during the six months ended June 30, 2022.

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

As of June 30, 2022, the market value of our common stock that was held by non-affiliates exceeded $700.0 million, and as a result, we will no longer qualify as an emerging growth company on the last day of the fiscal year ending December 31, 2022 when we will become a large accelerated filer. Therefore, as of that date, we will be required to comply with new or revised accounting standards as of the effective dates applicable to public companies that are not emerging growth companies.

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

Interest Rate Risk

Our Revolving Credit Facility consists of ABR loans or Eurodollar Borrowings, at our option. ABR loans bear interest at the ABR plus applicable rate. Eurodollar Borrowings bear interest at the Adjusted LIBO Rate plus the applicable rate. The ABR rate is based on the greatest of (a) the Prime Rate (b) the Federal Funds Effective Rate plus 1/2 of 1% and (c) the Adjusted LIBO Rate for a one-month Interest Period plus 1%. The adjusted LIBO Rate is based on (a) the LIBO Rate multiplied by (b) the Statutory Reserve Rate. The applicable rate is based upon our liquidity as of the most recent consolidated financial information and ranges from 0.75% to 2.25%. The Revolving Credit Facility incurs a commitment fee ranging from 0.25% to 0.35% based upon our liquidity as of the most recent consolidated financial information assessed on the average undrawn portion of the available commitment. As of June 30, 2022, $25.9 million was outstanding under our Revolving Credit Facility. An immediate 10% increase or decrease in interest rates would not have a material effect on our financial position, results of operations or cash flows.

Prior to our Revolving Credit Facility, we incurred borrowings under the LSA which accrued interest at a floating per annum rate equal to the greater of (i) 5.25% above the prime rate; or (ii) 8.50%. As of June 30, 2021, $25.0 million was outstanding under the LSA.

Foreign Currency Exchange Risk

For our cross-border payments, we have short term foreign currency exchange exposure, typically between one and four days. Our cross-border payment service allows our client’s customers to use their local currency to pay our clients. When a client’s customer books a cross-border payment in the customer’s local currency, we provide an amount to be paid to the client in that local currency based on the foreign exchange rate then in effect. The client’s customer then has a certain amount of time to complete payment—one to four days—that may differ depending on the payment method selected. When our client’s customer makes the payment and we process these funds to our clients through our global payment network, the actual exchange rate may differ from the exchange rate that was initially used to calculate the amount payable by the client’s customer due to foreign exchange rate fluctuations. The amount our client’s customers pay in their local currency is not adjusted for changes in foreign exchange rates between booking the transaction and the date the funds are paid and converted. If the value of the currency used by the client’s customer weakens relative to the currency in which funds are remitted to our clients, we may be required to cover the shortfall in remitted funds. This could have an unfavorable effect on our cash flows and operating results. We have been leveraging our in-house currency hedging algorithms since 2014, including entering into non-deliverable forward foreign currency contracts, to mitigate the volatility related to fluctuations in the foreign exchange rates. As a result, to date foreign currency fluctuations with respect to our cross-border payments have not resulted in a materially unfavorable effect on our operating results, financial position or cash flows. In addition, our reporting currency is the U.S. Dollar. The financial statements of our foreign subsidiaries are translated from local currency into U.S. Dollars using the exchange rate at the balance sheet date for assets and liabilities, and the average exchange rate in effect during the period for revenue and expenses. Our functional currency and the functional currency of our subsidiaries, with the exception of our U.K. subsidiary, is the U.S. Dollar. The functional currency for our U.K. subsidiary is considered to be the local currency and, accordingly, translation adjustments for this entity are included as a component of accumulated other comprehensive loss in our consolidated balance sheets. Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as other income (expense), net in the consolidated statements of operations and comprehensive loss. We do not believe a 10% increase or decrease in current exchange rates would have a material impact on our operating results, financial position or cash flows.

Inflation Risk

We do not believe that inflation had a material effect on our cash flows and results of operations during the three or six months ended June 30, 2022. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increase in prices of our product offerings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a- 15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. Before deciding whether to invest in shares of our common stock, you should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, liquidity, operating results, and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. See “Special Note Regarding Forward-Looking Statements.”

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
•
We may experience quarterly fluctuations in operating results.
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
•
We expect our revenue mix to vary over time, which could affect our gross profit, gross margin and results of operations.
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
Our markets are highly competitive.
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
•
We may be adversely impacted by worldwide global economic and political instability.

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

We were incorporated in 2009 and have experienced net losses from our operations since inception. We generated net losses of $28.1 million and $11.1 million the years ended December 31, 2021 and 2020, respectively, and $33.9 million during the six months ended June 30, 2022. In addition, as of June 30, 2022, we had an accumulated deficit of $159.8 million. We have experienced significant revenue growth in recent periods and we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our solutions, including introducing new functionality, and to expand our marketing programs and sales teams to drive new client adoption, expand strategic partner integrations, and support international and industry expansion. Our operating results are also impacted by the mix of our revenue generated from our different revenue sources, which include transaction revenue and platform and usage-based fee revenue. Changes in our revenue mix from quarter to quarter, including those derived from cross-border or domestic currency transactions, will impact our margins, and we may not be able to grow our revenue margin adequately to achieve or sustain profitability. In addition, the mix of payment methods utilized by our clients’ customers may have an impact on our margins given that our costs associated with certain payment methods, such as credit cards, are higher than other payment methods accepted by our solutions, such as bank transfers. We will also face increased compliance and security costs associated with growth, the expansion of our client base, and being a public company, especially as we transition to a large accelerated filer status as of December 31, 2022. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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

To increase our revenue, in addition to acquiring new clients, we must continue to retain existing clients, increase the volume of payments made by our clients’ customers and sell additional functionality to our clients. We expect to derive a significant portion of our revenue from renewal of existing clients’ contracts and sales of additional features and solutions to existing clients. As the market for our solutions matures, solutions evolve, and competitors introduce lower cost or differentiated products or services that are perceived to compete with our solutions, our ability to attract (and our clients’ ability to attract) new customers and maintain our current client base and clients’ customer usage could be hindered. As a result, we may be unable to retain existing clients or increase the usage of our solutions by them or their customers, which would have an adverse effect on our business, revenue, gross profit, gross margins, and other operating results, and accordingly, on the trading price of our common stock.

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
•
the seasonality of our business;
•
failure to successfully manage or integrate any acquisitions, including our acquisition of Simplee and recent acquisitions of WPM and Cohort Go;
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

We expect our revenue mix to vary over time, which could affect our gross profit, gross margin and results of operations.

We expect our revenue mix to vary over time due to a number of factors. Shifts in our business mix from quarter to quarter could produce substantial variation in revenue recognized. Further, our gross profit, gross margins and results of operations could be affected by changes in revenue mix and costs, together with numerous other factors, including payment methods and currencies, pricing pressure from competitors, increases in credit card usage on our solutions and associated network fees, changes in payment volume across verticals and the portion of such payment volume for which we perform foreign exchange. Any one of these factors or the cumulative effects of certain of these factors may result in significant fluctuations in our gross profit, gross margin and results of operations. This variability and unpredictability could result in our failure to meet internal expectations or those of securities analysts or investors for a particular period. If we fail to meet or exceed such expectations for these or any other reasons, the market price of our common stock could decline.

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

In addition, the spread of COVID-19 and its multiple variants and sub-variants has caused us to modify our business practices, including restricting employee travel, implementing office closures, and, at times, having our FlyMates work remotely and canceling physical participation in meetings, events and conferences. We may take further actions in response to the continuing effects of the global pandemic as may be required by government authorities or as we determine are in the best interests of our FlyMates, clients and business partners. This has caused us to make modifications to some of our planned activities and has impacted some of our business development and marketing initiatives.

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
•
supply chain impacts, including shortages of goods, raw materials, increased prices or delays in shipment;
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

Our offices are currently open for optional use by FlyMates, as allowed under national, state and local orders. While we have implemented what we believe to be a comprehensive protocol to ensure the safety and wellbeing of employees returning to the office, including as required health screenings, physical changes to our floor layout, periodic testing and required proper personal protection equipment, these protocols may not be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

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

Our financial and operating results are subject to seasonal trends. For example, the volume of education tuition processed typically increases in the northern hemisphere during the summer and early fall months, as well as at year end, as students and their families seek to pay tuition costs for the fall semester, the spring semester, or the entire academic year, respectively. We expect this seasonality of education tuition processing to continue and expect it to impact the amount of processing fees that we earn and the level of expenses we incur to generate tuition payment volume and process the higher volume activity in a particular fiscal quarter. During the COVID-19 pandemic, we initially observed an increasing trend of education institutions delaying tuition invoicing or extending dates for payment due to uncertainties in the academic calendar, on-campus classes or remote learning planning, as well as relief being offered to families experiencing financial challenges. However, with the increase in availability of vaccines, educational institutions have, for the most part, returned to their normal billing cycles and payment due dates. Many higher education institutions are mandating full vaccination to promote normal operations and allowing students from abroad to return to their facilities. Similarly, subsectors of our travel client portfolio may experience increased seasonality as many of our travel clients depend upon advance planning for vacation or holiday travel, which has been hampered by the ongoing COVID-19 pandemic and related governmental and regulatory responses.

Certain of our key performance indicators are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We track certain key performance indicators, including metrics such as total payment volume, revenue less ancillary services, adjusted gross profit, adjusted gross margin and adjusted EBITDA, with internal systems and tools and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our key performance indicators, including the metrics we publicly disclose, or our estimates. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring these metrics across our growing client base. If our key performance indicators are not accurate representations of our business, or if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our operating and financial results could be adversely affected.

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

Events like regional or larger scale conflicts, war or other military conflict, including the conflict between Russia and Ukraine, terrorist attacks, mass shooting incidents, natural disasters, such as hurricanes, earthquakes, fires, droughts, floods and volcanic activity, and travel-related health events, such as the COVID-19 pandemic, have a negative impact on the travel industry and affect travelers’ behavior by limiting their ability or willingness to visit certain locations. In addition, the travel industry can be negatively impacted by adverse economic conditions in the United States and globally, including economic slowdown and inflation. We are not in a position to evaluate the net effect of these circumstances on our business as these events are largely unpredictable; however, we believe there has been negative impact to our business due to such events. Furthermore, in the longer term, our business might be negatively affected by financial pressures on or changes to the travel industry. For example, certain jurisdictions, particularly in Europe, are considering regulations intended to address the issue of “overtourism” including by restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas, such as by restricting construction of new hotels or the renting of homes or apartments. Such regulations could adversely affect travel and the volume of travel related payments that we process for our clients. The United States has implemented or proposed, or is considering, various travel restrictions and actions that could affect U.S. trade policy or practices, which could also adversely affect travel to or from the United States. If such events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business. The payment volume and resulting revenue from our travel vertical represents, and is expected for the foreseeable future to represent, less than 10% of our total payment volume and revenue. Because we seek to grow the payment volume and the revenue from this vertical in the future, failure to grow our payment volume and resulting revenue from this industry, may have an adverse effect on our business, operating results and financial condition.

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

With respect to the COVID-19 pandemic specifically, our 2020 financial results related to serving our existing travel clients and growing our client base in the travel sector were negatively impacted. During the year ended December 31, 2021, we witnessed recoveries in our financial results and growth in revenue and payment volumes in our travel payment vertical. While improvements have been noted, we are still experiencing impacts to our travel clients. We expect the continued effects of the COVID-19 pandemic, including the emergence and spread of variants or sub-variants of COVID-19, will continue to negatively impact our business throughout 2022, but the extent and duration of such impact in the long term is largely uncertain as it is dependent on future developments that cannot be accurately predicted at this time, including but not limited to the severity and transmission rate of the virus, global availability of vaccines and administration of vaccination, the rate of “herd immunity” and the extent and effectiveness of containment actions taken, including mobility restrictions, and the impact of these and other factors on travel behavior.

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

As we seek to continue to expand our business, our overall performance will depend in part on worldwide economic and geopolitical conditions. Economies domestically and internationally have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, employment pressures in services sectors, volatility in credit, equity and foreign exchange markets, bankruptcies and outbreaks of COVID-19, as well as war, terrorist activity, political unrest, civil strife and other geopolitical uncertainty, and the resulting impact on business continuity and travel, supply chain disruptions, inflation, security issues, and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. To the extent that inflationary pressures and other global factors lead to an economic recession, demand for our solutions, our business and financial condition could be negatively impacted.

For example, on February 24, 2022, Russian military forces invaded Ukraine, and continued conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as an increase in cyberattacks and espionage.

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

More recently, inflation rates in the United States have increased to levels not seen in several years, which may result in decreased demand for our solutions, increases in our operating costs including our labor costs, constrained credit and liquidity, and volatility in financial markets. The United States Federal Reserve has raised, and may again raise, interest rates in response to concerns over inflation risk. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies, related to the COVID-19 pandemic and concerns over inflation risk. A sharp rise in interest rates could have an adverse impact on the fair market value of securities we may invest in as part of our portfolio investments, which could adversely affect our financial results.

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

For the year ended December 31, 2021, we processed over $13.2 billion in payments on our solutions, compared to approximately $7.5 billion for the year ended December 31, 2020. For the six months ended June 30, 2022, we processed approximately $7.0 billion in payments on our solutions. We have grown rapidly and seek to continue to grow, and our business is subject to the risk of financial losses as a result of chargebacks for client-related losses, credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors in our solutions. As a provider of accounts receivable and other payment solutions, we enable the transfer of funds to our clients from their customers. Software errors in our solutions and operational errors by our FlyMates and business partners may also expose us to losses.

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

The number and variety of the payment methods we offer or currencies we are able to service may not meet client expectations, or the costs borne by our clients’ customers in completing payments may become unsuitable. Accordingly, we may need to change our pricing strategies or reduce our prices, which could harm our revenue, gross profit, and operating results.

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

The success of any new product and service, or any enhancements or modifications to existing solutions, depends on several factors, including the timely completion, introduction, and market acceptance of such solutions, enhancements, and modifications. Our engineering and software development teams operate in different locations across the globe (including teams in Valencia, Spain, Cluj, Romania, Chicago, Tel Aviv, Israel and Brisbane, Australia), which can create logistical challenges. If we are unable to effectively coordinate with our global technology and development teams to enhance our solutions, add new payment methods or develop new solutions that keep pace with technological and regulatory changes to achieve market acceptance, or if new technologies emerge that are able to deliver competitive solutions that are more effective, secure, convenient or cost effective than our solutions, our business, operating results, and financial condition would be adversely affected. Furthermore, modifications to our existing solutions or technology will increase our technology and development expenses. Any failure of our solutions to operate effectively with existing or future network solutions and technologies could reduce the demand for our solutions, result in clients or clients' customer dissatisfaction and adversely affect our business.

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

Our success and future growth depend upon the continued services of our management team and other key employees. Our Chief Executive Officer, Michael Massaro, and our President and Chief Operating Officer, Rob Orgel, are critical to our overall management, as well as the continued development of our solutions, strategic partnerships, culture, relationships with financial institutions, and strategic direction. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. Our senior management and key employees are employed on an at-will basis. We currently have “key person” insurance on our Chief Executive Officer, Michael Massaro, but not for any of the other members of our management team. Certain of our key employees have been with us for a long period of time and have fully vested stock options or other long-term equity incentives that are or may become valuable and are publicly tradable subject to Rule 144 limitations, which may reduce the incentive for each of these key employees to remain at our Company. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of our Chief Executive Officer, or our President and Chief Operating Officer, or one or more of our senior management, or other key employees could harm our business, and we may not be able to find adequate replacements.

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

Although more customers and partners have started gradually to relax restrictions imposed in response to the ongoing COVID-19 pandemic, many enterprises continue to restrict travel, limit availability of in person meetings and maintain other restrictions that could make the sales process more lengthy and difficult. In addition, sales and sale cycles may be based in part or entirely on factors, or perceived factors, not directly related to the features of our solutions, including, among others, a client or prospective client’s projection of business growth, uncertainty about economic conditions (including as a result of the ongoing COVID-19 outbreak, increased inflationary conditions, recession concerns and the escalation of hostilities between Russia and Ukraine), capital budgets, anticipated cost savings from the implementation of our solution, potential preference for internally-developed software solutions, perceptions about our business and solutions, more favorable terms offered by potential competitors, and previous technology investments. Mid-market and large enterprises tend to have more complex operating environments than smaller businesses, making it often more difficult and time-consuming for us to demonstrate the value of our solutions to prospective clients. The decision to use our solutions may also be an enterprise-wide decision, and require us to provide greater levels of education regarding the use and benefits of our solutions, which may result in additional time, effort, and money spent on our sales cycle without any assurance that our efforts will be successful in generating any sales. Often, major hospital systems and national or state higher education systems will solicit service offers by issuing requests for proposals (RFPs), which are generally a time- and resource-intensive process, with no assurances of being selected as a vendor after the RFP process is completed. Additionally, large enterprises typically have longer implementation cycles, especially hospital and education systems, require greater product functionality and scalability and a broader range of services, demand that vendors take on a larger share of risks, sometimes require longer testing periods that delay general availability of our solutions, and expect greater payment flexibility from vendors. All of these factors can add further risk to business conducted with these clients. If we fail to realize an expected sale from a large end-client in a particular quarter or at all, our business, operating results, and financial condition could be materially and adversely affected.

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

Any acquisitions we undertake or have recently completed, including the acquisitions of Cohort Go in July 2022, WPM in December 2021 and Simplee in February 2020, will likely be accompanied by business risks which may include, among other things:

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

Our business is subject to risks inherent in conducting business globally, including cross-border payments and domestic payments in the United States and certain other markets. Our handling of domestic and cross-border payments to our clients generates a significant portion of our revenues, with a substantial portion of such revenues coming from payments processed from Asia (including India, China and Korea). We expect that international revenues will continue to account for a significant percentage of total net revenues for the foreseeable future, and that in particular, the proportion of our revenue from Asia will continue to increase. Current events, including the possibility of renegotiated trade deals and international tax law treaties, heightened tensions between China and Taiwan and the recent escalation of the conflict between Russia and Ukraine, create a level of uncertainty, and potentially increased complexity, for multinational companies. These uncertainties could have a material adverse effect on our business and our results of operations and financial condition. In addition, international operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:

•
foreign currency exchange rate volatility;
•
adverse economic conditions in the United States and globally, including economic slowdown, inflation, recession concerns and the disruption, volatility and tightening of credit and capital markets;
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

Our business operations in other parts of the world such as the U.K., Lithuania, Canada, Australia, New Zealand and Singapore are subject to similar laws and requirements. Regulators in the United States and globally continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our clients and to monitor transactions on our system, including payments to persons outside of the United States. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of clients, and any change in such thresholds could result in greater costs for compliance. Similarly, as a condition to doing business with us, our banking and other strategic partners also impose ongoing obligations on us related to AML and CFT and sanctions screening. Any failure on our part to maintain the necessary processes and policies to comply with these regulations and requirements, or to adapt our processes and policies to changes in laws, would subject us to penalties, fines, or loss of key relationships which would have a material adverse effect on our business and results of operations. Furthermore, government sanctions imposed with respect to Russia's invasion of Ukraine in February and March 2022 are impacting our ability to offer our services in the region, and additional sanctions could be imposed in the future. Further instability or tension in Russia, Ukraine, and the surrounding region could also cause us to adjust our operating model, which would increase our costs of operations.

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

The laws and regulations relating to privacy and data security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. The CCPA, in particular, has prompted a number of proposals for new federal and state-level privacy legislation, which could increase our potential liability and adversely affect our business. Virginia became the second state after California to enact a broad privacy law with the passage of the Virginia Consumer Data Protection Act (CDPA) on March 2, 2021. The CDPA contains several new requirements for covered companies that may add operational challenges, including a greater emphasis on transparency, broader affirmative consent or opt-in requirements to process sensitive personal data, broader opt-out rights and data protection assessment requirements for certain sales of personal data as well as targeted advertising and profiling, and an appeal process for denials of consumer rights requests. The law will take effect January 1, 2023, the same day as the CPRA. Colorado became the third state with the passage of the Colorado Privacy Act (CPA) on July 8, 2021. Like the CDPA, the CPA provides consumers the right to opt out of processing for sales of personal data, targeted advertising, and profiling, provides the right to appeal a business’ denial to take action, among other new consumer rights, requires data protection assessments for certain processing activities, and, unlike the CDPA, grants the Attorney General rulemaking powers. The law will take effect on July 1, 2023. Unlike in California, neither law provides for a private right of action. We anticipate that more states may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. For example, the Utah Consumer Privacy Act became law on March 24, 2022. The Utah legislation most closely mirrors Virginia’s CDPA and will go into effect on December 31, 2023. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

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

In Asia, there has been an increase in both regulation and enforcement of privacy laws. The Act on Protection of Personal Information originally enacted in June 2020 by the Japanese government, was amended and came into effect on April 1, 2022 (Amended APPI). Since the passage of the Amended APPI, a number of implementing regulations and supporting documents have been released, addressing the requirements for transferring personal data outside Japan, notifying security breaches and creating pseudonymous information exempt from certain obligations under the Amended APPI. We have taken steps to address compliance obligations that apply to us under the Amended APPI, but cannot assure you that such steps will be effective, and we may face the risk of increased costs, liability and loss of business.

The People’s Republic of China (home to the most online users in the world), is one of the latest countries to pass a new omnibus privacy law. China passed its new Data Security Law (DSL) in June 2021 and its new Personal Information Protection Law (PIPL) in August 2021. The DSL applies to a wide range of data processing activities including, but not limited to, processing personal information. With extraterritorial scope and severe fines and penalties, these laws are set to impose an increasingly complex and comprehensive legal framework for processing personal information when doing business in China. The PIPL is enforced and administered by the Cyberspace Administration of China and relevant state and local government departments. The law draws from the GDPR, with heavy penalties up to the greater of 5% of the previous year’s revenue (possibly global) or $7.7 million. Chinese authorities have demonstrated a willingness to impose significant fines for violations of PIPL and other privacy laws, as evidenced by recent enforcement actions against Alibaba Group Holding Ltd and Didi Global Inc. in 2022.

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

As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application, interpretation and enforcement of which can be uncertain. Changes in tax laws or their interpretations could result in changes to enacted tax rates and may require complex computations to be performed that were not previously required, significant judgments to be made in interpretation of the new or revised tax regulations and significant estimates in calculations, as well as the preparation and analysis of information not previously relevant or regularly produced. Future changes in enacted tax rates could negatively affect our results of operations.

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

Relevant foreign taxing authorities may disagree with our determinations as to whether we have established a taxable nexus, often referred to as a “permanent establishment”, or the income and expenses attributable to specific jurisdictions. If disagreements with relevant taxing authorities on other unknown matters were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.

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

As of June 30, 2022, we had U.S. federal NOL carryforwards of approximately $120.5 million and state NOL carryforwards of approximately $165.9 million. The federal and material state NOL carryforwards will begin to expire in 2030 and 2022, respectively. In general, under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If it is determined that we have in the past experienced an ownership change including but not limited to as a result of our IPO, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. We are in the process of completing a Section 382 study. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank), the listing requirements of The Nasdaq Global Select Market (Nasdaq), and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming, or costly, and increase demand on our systems and resources, particularly in 2023 when we will no longer be an emerging growth company and will be deemed a “large accelerated” filer. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It may require significant resources and management oversight to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. To comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.

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

This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting and, as a result of our ceasing to be an emerging growth company and being deemed a “large accelerated” filer as of December 31, 2022, commencing with our Annual Report on Form 10-K for the year ending December 31, 2022, our independent registered public accounting firm will be required to issue an opinion on the effectiveness of our internal control over financial reporting. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404. Furthermore, we will also have to file a more expansive proxy statement and be subject to shorter filing deadlines, which will require additional time and expense as well.

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

We are actively engaged in the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

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

As a public company, we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase in 2023 when we will no longer be an “emerging growth company” and will be deemed a “large accelerated” filer. The Sarbanes-Oxley Act, Dodd-Frank, the listing requirements of the Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements and interacting with public company investors and securities analysts. These new obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could harm our business, operating results, and financial condition. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

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

We are currently an “emerging growth company,” and we cannot be certain if the reduced reporting and disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are currently an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404 reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our common stock less attractive to investors. In addition, as of December 31, 2022 when we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

We will cease to be an emerging growth company and will be deemed to be a “large accelerated filer” as of December 31, 2022. As a “large accelerated filer” we will have to file a more expansive proxy statement and be subject to shorter filing deadlines, which will require additional time and expense.

While we remain an “emerging growth company”, we cannot predict if investors will find our common stock less attractive if we continue to choose to rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future operating results may not be as comparable to the operating results of certain other companies in our industry that adopted such standards. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We had a total of 101,913,224 shares of our voting common stock and 5,988,378 shares of our non-voting common stock outstanding as of June 30, 2022. Other than shares held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements, these shares of common stock generally are freely tradable without restrictions or further registration under the Securities Act.

Certain of our stockholders will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders, subject to market standoff and lock-up agreements. We registered shares of common stock that we have issued and may issue under our equity incentive plans. These shares will be able to be sold freely in the public market upon issuance, subject to securities laws.

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

As of June 30, 2022, our executive officers, directors and the holders of more than 5% of our outstanding voting and non-voting common stock, in the aggregate, beneficially owned approximately 28.6% of our voting and non-voting common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

The IPO terminated after the sale of all securities registered pursuant to the Registration Statements. As of June 30, 2022, the net proceeds of our IPO are invested in money market funds, interest-bearing checking and deposit accounts. There has been no material change in the expected use of the net proceeds from our IPO as described in in our final prospectus, dated May 25, 2021, filed with the SEC pursuant to Rule 424(b) relating to our IPO.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Flywire Corporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2021.
3.2	Amended and Restated Bylaws of Flywire Corporation, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 1, 2021.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

__________________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLYWIRE CORPORATION

Date: August 11, 2022	By:	/s/ Michael Massaro
Michael Massaro
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Michael Ellis
Michael Ellis
Chief Financial Officer
(Principal Financial and Accounting Officer)