Form 10-Q
period 2022-09-30
Flywire Corp
filed 2022-11-14
CIK 1580560

W

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, the registrant had 104,390,654 shares of voting common stock, $0.0001 par value per share, outstanding and 4,608,841 shares of non-voting common stock $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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
•
political, economic, foreign currency exchange rate, inflation, legal, social and health risks, including the COVID-19 pandemic and subsequent public health measures that may affect our business or the global economy;
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

•
our ability to adapt to changes in U.S. federal income or other tax laws or the interpretation of tax laws, including the recently enacted Inflation Reduction Act of 2022;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (Amounts in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$349,230	$385,360
Restricted cash	2,000	4,000
Accounts receivable, net of allowance for doubtful accounts of $143 and $106, respectively	17,755	12,968
Unbilled receivables	5,645	3,340
Funds receivable from payment partners	34,143	28,286
Prepaid expenses and other current assets	14,317	9,834
Total current assets	423,090	443,788
Property and equipment, net	12,098	9,442
Intangible assets, net	97,150	93,598
Goodwill	95,239	85,841
Other assets	13,646	7,176
Total assets	$641,223	$639,845
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,819	$10,242
Funds payable to clients	71,574	71,302
Accrued expenses and other current liabilities	29,992	22,726
Deferred revenue	4,759	5,488
Contingent consideration	2,787	7,719
Total current liabilities	122,931	117,477
Deferred tax liabilities	12,640	8,401
Contingent consideration, net of current portion	1,636	3,590
Long-term debt	25,939	25,939
Other liabilities	3,479	2,237
Total liabilities	166,625	157,644
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021; and no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Voting common stock, $0.0001 par value; 2,000,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 106,593,518 shares issued and 104,275,796 shares outstanding as of September 30, 2022; 102,771,899 shares issued and 100,454,177 shares outstanding as of December 31, 2021	10	10
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 4,608,841 and 5,988,378 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1	1
Treasury voting common stock, 2,317,722 shares as of September 30, 2022 and December 31, 2021, held at cost	(748)	(748)
Additional paid-in capital	640,217	609,194
Accumulated other comprehensive loss	(807)	(399)
Accumulated deficit	(164,075)	(125,857)
Total stockholders’ equity	474,598	482,201
Total liabilities and stockholders’ equity	$641,223	$639,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited) (Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$95,232	$67,788	$216,322	$149,755
Costs and operating expenses:
Payment processing services costs	32,275	21,724	78,348	50,937
Technology and development	13,385	7,752	37,565	22,203
Selling and marketing	21,674	12,540	58,169	35,400
General and administrative	24,246	14,676	63,089	44,145
Total costs and operating expenses	91,580	56,692	237,171	152,685
Income (loss) from operations	$3,652	$11,096	$(20,849)	$(2,930)
Other income (expense):
Interest expense	(400)	(542)	(884)	(1,804)
Change in fair value of preferred stock warrant liability	—	—	—	(10,758)
Other income (expense), net	(6,247)	(214)	(13,630)	(494)
Total other expenses, net	(6,647)	(756)	(14,514)	(13,056)
(Loss) income before provision for income taxes	(2,995)	10,340	(35,363)	(15,986)
Provision for income taxes	1,277	346	2,855	818
Net (loss) income	$(4,272)	$9,994	$(38,218)	$(16,804)
Foreign currency translation adjustment	(273)	(343)	(408)	(80)
Comprehensive (loss) income	$(4,545)	$9,651	$(38,626)	$(16,884)
Net (loss) income attributable to common stockholders – basic and diluted	$(4,272)	$9,994	$(38,218)	$(16,817)
Net (loss) income per share attributable to common stockholders – basic	$(0.04)	$0.10	$(0.36)	$(0.28)
Net (loss) income per share attributable to common stockholders – diluted	$(0.04)	$0.08	$(0.36)	$(0.28)
Weighted average common shares outstanding – basic	107,925,637	104,486,136	107,562,799	59,667,434
Weighted average common shares outstanding – diluted	107,925,637	118,445,907	107,562,799	59,667,434

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited) (Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30, 2022
	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at June 30, 2022	—	$—	—	$—	104,230,946	$10	5,988,378	$1	(2,317,722)	$(748)	$623,611	$(534)	$(159,803)	$462,537
Issuance of common stock upon exercise of stock options, net of shares withheld	—	—	—	—	674,872	—	—	—	—	—	2,519	—	—	2,519
Conversion of non-voting common stock to voting common stock	—	—	—	—	1,379,537	—	(1,379,537)	—	—	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	—	—	—	—	23,037	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	84,812	—	—	—	—	—	1,271	—	—	1,271
Issuance of common stock as consideration for acquisition	—	—	—	—	200,314	—	—	—	—	—	4,287	—	—	4,287
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(273)	—	(273)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	8,529	—	—	8,529
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(4,272)	(4,272)
Balances at September 30, 2022	—	$—	—	$—	106,593,518	$10	4,608,841	$1	(2,317,722)	$(748)	$640,217	$(807)	$(164,075)	$474,598

	Three Months Ended September 30, 2021
	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at June 30, 2021	—	$—	—	$—	100,995,903	$10	5,988,378	$1	(2,317,722)	$(748)	$600,236	$49	$(124,570)	$474,978
Issuance of common stock upon exercise of stock options	—	—	—	—	205,563	—	—	—	—	—	305	—	—	305
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(343)	—	(343)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	2,778	—	—	2,778
Net income	—	—	—	—	—	—	—	—	—	—	—	—	9,994	9,994
Balances at September 30, 2021	—	$—	—	$—	101,201,466	$10	5,988,378	$1	(2,317,722)	$(748)	$603,319	$(294)	$(114,576)	$487,712

	Nine Months Ended September 30, 2022
	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at December 31, 2021	—	$—	—	$—	102,771,899	$10	5,988,378	$1	(2,317,722)	$(748)	$609,194	$(399)	$(125,857)	$482,201
Issuance of common stock upon exercise of stock options, net of shares withheld	—	—	—	—	2,080,557	—	—	—	—	—	3,004	—	—	3,004
Conversion of non-voting common stock to voting common stock	—	—	—	—	1,379,537	—	(1,379,537)	—	—	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	—	—	—	—	76,399	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	84,812	—	—	—	—	—	1,271	—	—	1,271
Issuance of common stock as consideration for acquisition	—	—	—	—	200,314	—	—	—	—	—	4,287	—	—	4,287
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(408)	—	(408)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	22,461	—	—	22,461
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(38,218)	(38,218)
Balances at September 30, 2022	—	$—	—	$—	106,593,518	$10	4,608,841	$1	(2,317,722)	$(748)	$640,217	$(807)	$(164,075)	$474,598

	Nine Months Ended September 30, 2021
	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balances at December 31, 2020	54,208,461	$110,401	11,239,920	$119,769	22,240,872	$2	—	$—	(2,317,722)	$(748)	$16,970	$(214)	$(97,772)	$(81,762)
Issuance of common stock in connection with initial public offering, net of underwriting discounts and commissions	—	—	—	—	12,006,000	1	—	—	—	—	268,693	—	—	268,694
Costs incurred in connection with initial public offering	—	—	—	—	—	—	—	—	—	—	(4,860)	—	—	(4,860)
Accretion of redeemable convertible preferred stock	—	—	—	13	—	—	—	—	—	—	(13)	—	—	(13)
Issuance of Series F-1 redeemable convertible preferred stock, net of issuance costs of $256	—	—	2,571,936	59,735	—	—	—	—	—	—	—	—	—	—
Issuance of Series C Convertible Preferred Stock upon net exercise of warrants	182,467	6,417	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock upon initial public offering	(54,390,928)	(116,818)	—	—	54,390,928	5	—	—	—	—	116,813	—	—	116,818

Conversion of redeemable convertible preferred stock upon initial public offering	—	—	(13,811,856)	(179,517)	7,823,478	1	5,988,378	1	—	—	179,515	—	—	179,517
Issuance of common stock upon exercise of stock options	—	—	—	—	4,323,167	1	—	—	—	—	4,097	—	—	4,098
Reclassification of warrant liability to additional paid-in capital upon initial public offering	—	—	—	—	—	—	—	—	—	—	6,272	—	—	6,272
Exercise of common stock warrants	—	—	—	—	417,021	—	—	—	—	—	294	—	—	294
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(80)	—	(80)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	15,538	—	—	15,538
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(16,804)	(16,804)
Balances at September 30, 2021	—	$—	—	$—	101,201,466	$10	5,988,378	$1	(2,317,722)	$(748)	$603,319	$(294)	$(114,576)	$487,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (Amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(38,218)	$(16,804)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,186	6,571
Stock-based compensation expense	22,461	15,538
Amortization of deferred contract costs	243	179
Change in fair value of preferred stock warrant liability	—	10,758
Change in fair value of contingent consideration	297	2,072
Deferred tax provision	(527)	127
Bad debt expense	86	90
Non-cash interest expense	268	171
Other	—	158
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,316)	(1,466)
Unbilled receivables	(2,305)	(62)
Funds receivable from payment partners	(2,090)	585
Prepaid expenses, other current assets and other assets	(7,674)	(7,410)
Funds payable to clients	(3,798)	6,869
Accounts payable, accrued expenses and other current liabilities	4,359	10,903
Contingent consideration	(4,524)	(3,212)
Other liabilities	(446)	(364)
Deferred revenue	(730)	102
Net cash (used in) provided by operating activities	(27,728)	24,805
Cash flows from investing activities:
Purchases of property and equipment	(5,188)	(5,229)
Acquisition of businesses, net of cash acquired	(16,923)	—
Asset acquisition, net of cash acquired	—	(119)
Contingent consideration paid for acquisitions	(453)	—
Net cash used in investing activities	(22,564)	(5,348)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	268,694
Payment of deferred offering costs related to initial public offering	—	(4,860)
Proceeds from issuance of long-term debt	—	25,933
Payment of long-term debt issuance costs	—	(418)
Repayment of long-term debt	—	(25,000)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	59,735
Proceeds from exercise of warrants	—	294
Contingent consideration paid for acquisitions	(3,320)	(3,800)
Payments of tax withholdings for net settled option exercises	(2,564)	—
Proceeds from the issuance of stock under Employee Stock Purchase Plan	1,271	—
Proceeds from exercise of stock options	5,222	4,098
Net cash provided by financing activities	609	324,676
Effect of exchange rate changes on cash and cash equivalents	11,553	(55)
Net (decrease) increase in cash, cash equivalents and restricted cash	(38,130)	344,078
Cash, cash equivalents and restricted cash, beginning of period	$389,360	109,052
Cash, cash equivalents and restricted cash, end of period	$351,230	$453,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (Amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosures of cash flow and noncash information
Cash paid during the period for interest	445	1,465
Issuance of common stock for acquisition	4,287	—
Purchase of property and equipment in accounts payable	407	—
Accretion of redeemable convertible preferred stock	—	(13)
Issuance of Series C convertible preferred stock upon net exercise of warrants	—	6,417
Conversion of preferred stock warrants to common stock warrants	—	6,272
Conversion of convertible preferred stock to common stock upon initial public offering	—	116,818
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	—	179,517
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$349,230	$449,130
Restricted cash	2,000	4,000
Cash, cash equivalents and restricted cash	$351,230	$453,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Business Overview and Summary of Significant Accounting Policies

Flywire Corporation (Flywire or the Company) was incorporated under the laws of the State of Delaware in July 2009 as peerTransfer Corporation. In 2016, the Company changed its name to Flywire Corporation. The Company is headquartered in Boston, Massachusetts and has a global footprint in 14 countries across 5 continents.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations, comprehensive (loss) income, changes in convertible preferred stock, redeemable convertible preferred stock and stockholders’ equity (deficit), and its cash flows for the periods presented.

The results of operations for the nine months ended September 30, 2022, are not necessarily indicative of results to be expected for the year ended December 31, 2022, any other interim periods or any future year or period. The accompanying consolidated balance sheet as of December 31, 2021 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2021. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from the interim unaudited condensed consolidated financial statements.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

The condensed consolidated financial statements include the accounts of Flywire Corporation and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

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

In response to the COVID-19 pandemic, the Company executed a reduction in force in May of 2020, cut corporate bonus programs, suspended corporate travel and reduced professional service and other fees. Further, the Company implemented remote working capabilities and measures focused on the safety of the Company’s employees, who Flywire calls FlyMates. During the nine months ended September 30, 2022, the Company observed recoveries in total payment volume and revenue compared to the nine months ended September 30, 2021. The growth in both total payment volume and revenue was primarily a result of economies continuing to reopen, and the resumption of global travel. The

Company’s revenue growth from students originating from China may have been negatively impacted by the combination of a decline in visa issuance and COVID-19 related travel obstacles, as well as changes in education destinations. Additionally, the Company has resumed hiring across all departments to meet growth and public company challenges. The Company does not currently foresee the need to take additional actions; however, as variants or sub-variants of COVID-19 emerge, the Company continues to evaluate the nature and extent of these potential impacts to the Company's business, condensed consolidated financial statements, and liquidity.

Impact of the Conflict between Russia and Ukraine

The Company does not have any operations, including long-lived assets, in Ukraine or Russia, and to the Company’s knowledge, clients do not receive material amounts of payments from payers in these regions. As of the issuance date of these condensed consolidated financial statements, the current conflict between Russia and Ukraine has not had a material impact on the Company’s revenue, results of operations or financial position. However, the Company notes Ukraine is a major engineering hub and the conflict may create a global challenge in outsourcing or hiring engineering talent. In addition, a prolonged conflict or the spill-over of war into other European countries may in the future have an impact on macroeconomic conditions which could significantly impact the verticals in which the Company has been predominantly focused over the last decade. The Company’s payment volumes, sales cycles and time to implementation could be negatively affected and consequently, the Company’s revenue or results of operations or financial position could be adversely impacted as well.

Impact of the Inflation

The Company does not believe that inflation had a material effect on its cash flows and results of operations during the three and nine months ended September 30, 2022.

Concentrations of Credit Risk, Financial Instruments and Significant Clients

Financial instruments that potentially subject the Company to concentration of credit risk consists principally of cash, cash equivalents, accounts receivable and funds receivable from payment partners. The Company maintains its cash and cash equivalents with financial institutions that management believes are of high credit quality. To manage credit risk related to accounts receivable, the Company evaluates credit worthiness of its clients and maintains allowances, to the extent necessary, for potential credit losses based upon the aging of its accounts receivable balances and known collection issues. The Company has not experienced any material credit losses for the three and nine months ended September 30, 2022.

The Company has corporate deposit balances with financial institutions which exceed the Federal Deposit Insurance Corporation insurance limit of $250,000. As part of the cash management process, the Company performs periodic reviews of the financial institution credit standing.

Accounts receivable are derived from revenue earned from clients located in the U.S. and internationally. Significant clients are those that represent 10% or more of accounts receivable, net as set forth in the following table:

	September 30,	December 31,
	2022	2021
Client A	17%	36%
Client B	*	12%
Client C	12%	*

* Less than 10% of total balance.

Funds receivable from payment partners consist primarily of cash held by the Company’s global payment processing partners that have not yet been remitted to the Company. Significant partners are those that represent 10% or more of funds receivable from payment partners as set forth in the following table:

	September 30,	December 31,
	2022	2021
Partner A	11%	14%
Partner B	*	15%
Partner C	20%	12%
Partner D	24%	21%

* Less than 10% of total balance.

During the three and nine months ended September 30, 2022 and 2021, no clients accounted for 10% or more of revenue.

During the three months ended September 30, 2022 and 2021, revenue from clients located outside of the United States in the aggregate accounted for 44.9% and 32.8% of the Company’s revenue, respectively, with the United Kingdom accounting for 20.9% and 18.0%, respectively and Canada accounting for 9.5% and 9.7%, respectively. No other countries accounted for 10% or more of revenue for the three months ended September 30, 2022 and 2021.

During the nine months ended September 30, 2022 and 2021, revenue from clients located outside of the United States in the aggregate accounted for 43.8% and 31.8% of the Company’s revenue, respectively, with the United Kingdom accounting for 18.7% and 13.4%, respectively and Canada accounting for 12.4% and 13.0%, respectively. No other countries accounted for 10% or more of revenue for the nine months ended September 30, 2022 and 2021.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 1 - Business Overview and Summary of Significant Accounting Policies of the notes and audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Effective January 1, 2022, Flywire changed its accounting policy for leases resulting from the adoption of Accounting Standards Codification (ASC) 842, Leases and subsequent related Accounting Standards Updates (ASUs). In addition to the Company’s adoption of ASC 842 described below, refer to Recently Accounting Pronouncements Adopted section for other ASUs adopted in 2022. There were no other material changes to accounting policies during the quarter ended September 30, 2022.

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

Accounting for Leases after the Adoption of ASC 842

The new leasing standard requires recognition of leases on the consolidated balance sheets as ROU assets and lease liabilities. ROU assets represent the Company's right to use underlying assets for the lease terms and lease liabilities represent our obligation to make lease payments arising from the leases. ROU assets are included in Other assets and lease liabilities are included in Other liabilities. Lease classification is determined at commencement date. All of the Company's leases are accounted for as operating leases. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. As the implicit rate of the leases is not determinable, the Company uses its incremental borrowing rate in determining the present value of the lease payments. ROU assets are adjusted for deferred rent and any lease incentives. Variable lease payments for maintenance, property taxes and other operating expenses are recognized as expense in the period in which the obligation for the payment is incurred. The operating lease expense associated with operating leases is recognized as a single lease cost on a straight-line basis over the lease term and is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive (loss) income. Refer to Note 15 - Leases for more details on the Company's operating leases.

Accounting for Leases for Periods Prior to Adoption of ASC 842

Prior to ASC 842 adoption, operating lease arrangements were recorded off-balance sheet and ROU assets and liabilities were not recognized. Operating lease expense was recognized on a straight-line basis over the term of each lease and free rent periods were recorded as a deferred rent liability.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expenses in the condensed consolidated statements of operations and comprehensive (loss) income. Advertising expenses for the three months ended September 30, 2022 and 2021 were $0.9 million and $0.9 million, respectively. Advertising expenses for the nine months ended September 30, 2022 and 2021 were $3.8 million and $2.0 million, respectively.

Other Income (Expense), Net

Other income (expense), net consists of interest income and gains and losses from the remeasurement of foreign currency transactions into their functional currency. For the three months ended September 30, 2022, other income (expense), net consisted of $1.2 million of interest income and $(7.5) million of losses from the remeasurement of foreign currency transactions into their functional currency. For the three months ended September 30, 2021, other income (expense), net consisted of $(0.2) million of losses from the remeasurement of foreign currency transactions into their functional currency. For the nine months ended September 30, 2022, other income (expense), net consisted of $1.4 million of interest income and $(15.1) million of losses from the remeasurement of foreign currency transactions into their functional currency. For the nine months ended September 30, 2021, other income (expense), net consisted of $(0.6) million of losses from the remeasurement of foreign currency transactions into their functional currency.

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

As of June 30, 2022, the Company determined that it will become a large accelerated filer under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the Exchange Act) as of December 31, 2022 and will no longer be classified as an emerging growth company. Accordingly, the Company will be required to comply with the new or revised accounting pronouncements as of the effective dates applicable to public companies that are not emerging growth companies. Refer to Recent Accounting Pronouncements Not Yet Adopted section below for details on accounting pronouncements that will be adopted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for which adoption had been previously deferred under the emerging growth company status.

Recently Adopted Accounting Pronouncements

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Primary geographical markets
United States	$52,436	$45,555	$121,494	$102,093
Canada	9,056	6,609	26,742	19,407
United Kingdom	19,858	12,217	40,461	20,104
Other countries *	13,882	3,407	27,625	8,151
Total revenue	$95,232	$67,788	$216,322	$149,755
Major solutions
Transactions	$77,147	$53,032	$167,494	$109,715
Platform and usage-based fees	18,085	14,756	48,828	40,040
Total revenue	$95,232	$67,788	$216,322	$149,755

* No single country included in the "Other countries" category generated 10% or more of revenue.

Contract Balances from Contracts with Clients

The following table provides information about accounts receivable, unbilled receivables and deferred revenue from contracts with clients (in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable, net of allowances	$17,755	$12,968
Unbilled receivables	5,645	3,340
Deferred revenue – current	4,759	5,488
Deferred revenue – non-current	263	185

For the three months ended September 30, 2022 and 2021, the Company recognized $1.6 million and $0.2 million, respectively, of revenue from amounts that were included in deferred revenue as of June 30, 2022 and 2021. For the nine months ended September 30, 2022 and 2021, the Company recognized $5.2 million and $0.9 million, respectively, of revenue from amounts that were included in deferred revenue as of December 31, 2021 and 2020.

Note 3. Allowance for Doubtful Accounts

Changes in the allowance for doubtful accounts for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Allowance for doubtful accounts at the beginning of the period	$(149)	$(167)	$(106)	$(481)
Provisions	(13)	(10)	(86)	(90)
Write-offs, net of recoveries	19	151	49	545
Allowance for doubtful accounts at the end of the period	$(143)	$(26)	$(143)	$(26)

Note 4. Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date in the principal or most advantageous market for the asset or liability. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

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

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements as of September 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$11,016	$—	$—	$11,016
	$11,016	$—	$—	$11,016
Financial Liabilities:
Foreign exchange contracts	$—	$—	$87	$87
Contingent consideration	—	—	4,423	4,423
	$—	$—	$4,510	$4,510

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Financial Assets:
Foreign exchange contracts	$—	$—	$43	$43
	$—	$—	$43	$43
Financial Liabilities:
Contingent consideration	$—	$—	$11,309	$11,309
	$—	$—	$11,309	$11,309

During the three and nine months ended September 30, 2022, there were no transfers between Level 1, Level 2 or Level 3.

Contingent consideration

On February 13, 2020, the Company completed its acquisition of Simplificare Inc. (Simplee), a provider of healthcare payment and collections software. The acquisition of Simplee was intended to further expand the capabilities of the Company and to acquire additional clients in the healthcare market. The acquisition of Simplee was accounted for as a business combination. Pursuant to the terms of the business combination agreement, the Company acquired all outstanding equity of Simplee for estimated total consideration of $86.5 million, which consisted of $79.4 million in cash, net of cash acquired and $7.1 million in estimated fair value of contingent consideration. Contingent consideration, which totaled up to $20.0 million was payable at various intervals provided that the Company retained key clients and achieved certain revenue and integration targets established for the years ended December 31, 2020 and 2021. A portion of the contingent consideration was also tied to continuing employment of certain key employees. During March 2022, the Company made the final payment of contingent consideration in the amount of $7.8 million. No additional contingent consideration is due or payable with respect to the Simplee acquisition.

The following table presents the unobservable inputs incorporated into the valuation of contingent consideration related to the Simplee acquisition as of December 31, 2021:

December 31, 2021
Discount rate	5.7%
Probability of successful achievement*	0% - 100%

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

The following table presents the unobservable inputs incorporated into the valuation of contingent consideration related to the WPM Group Ltd. (WPM) acquisition as of the dates presented. Refer to Note 8 - Business Combinations for additional details on the WPM acquisition.

	September 30, 2022	December 31, 2021
Market price of risk adjustment for revenue	4.8%	4.2%
Revenue volatility	24.2%	21.6%
Probability of successful achievement*	55% - 100%	29% - 100%
Performance period	1.5 years	2.25 years

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

The following table presents the unobservable inputs incorporated into the valuation of contingent consideration related to the Cohort Solutions Pty Ltd. (Cohort Go) acquisition as of September 30, 2022. Refer to Note 8 - Business Combinations for additional details on the Cohort Go acquisition.

September 30, 2022
Discount rate	15.6%
Probability of successful achievement*	75% - 100%

______________

* Probability of successful achievement was set at different targets based on the Company’s best estimates on achieving them.

Increases or decreases in any of the probabilities of success in which the specific post-acquisition milestones were expected to be achieved would result in a higher or lower fair value measurement, respectively. Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively.

The following table summarizes the changes in the carrying value of the contingent consideration for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Beginning balance	$2,204	$7,079	$11,309	$12,500
Additions	1,695	20	1,695	20
Change in fair value	1,247	481	297	2,072
Contingent consideration paid *	(453)	—	(8,297)	(7,012)
Foreign currency translation adjustment	(270)	—	(581)	—
Ending balance	$4,423	$7,580	$4,423	$7,580

* For the three months ended September 30, 2022, contingent consideration paid within three months after the acquisition date of Cohort Go of $453 thousand was classified as investing cash flows in the condensed consolidated statement of cash flows given the proximity to the acquisition date. For the nine months ended September 30, 2022 and 2021, the timing of contingent consideration paid was in excess of three months of the acquisition date; accordingly, the cash payments have been bifurcated between the financing and operating sections of the condensed consolidated statement of cash flows. Amounts paid up to the fair value initially recorded in purchase accounting is reported in the financing section of the condensed consolidated statement of cash flows, while any excess is reported in the operating section of the condensed consolidated statement of cash flows.

Note 5. Derivative Instruments

As part of the Company’s foreign currency risk management program, the Company uses foreign currency forward contracts to mitigate the volatility related to fluctuations in the foreign exchange rates. These foreign currency forward contracts are not designated as hedging instruments. Derivative transactions such as foreign currency forward contracts are measured in terms of the notional amount; however, this amount is not recorded on the consolidated balance sheets and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged but is used only as the underlying basis on which the value of foreign exchange payments under these contracts is determined. As of September 30, 2022 and December 31, 2021, the Company had 1,784 and 8,653 open foreign exchange contracts, respectively. As of September 30, 2022 and December 31, 2021, the Company had foreign currency forward contracts outstanding with a notional amount of $28.2 million and $27.9 million, respectively.

The Company records all derivative instruments in the condensed consolidated balance sheets at their fair values. As of September 30, 2022, the Company recorded a liability of less than $0.1 million and as of December 31, 2021, the Company recorded an asset of less than $0.1 million related to outstanding foreign exchange contracts. The Company recognized a loss of $1.3 million and $1.9 million during the three and nine months ended September 30, 2022, respectively. The Company recognized a loss of less than $0.1 million during the three and nine months ended September 30, 2021. Gain and losses are included as a component of general and administrative expense within the condensed consolidated statements of operations and comprehensive (loss) income.

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates presented (in thousands):

	September 30, 2022	December 31, 2021
Accrued employee compensation and related taxes	$14,180	$13,854
Accrued vendor liabilities	3,241	1,763
Accrued income and other non-employee related taxes	3,449	2,652
Accrued professional services	1,997	1,307
Current portion of operating lease liabilities	1,590	—
Other accrued expenses and current liabilities	5,535	3,150
	$29,992	$22,726

Note 7. Property and Equipment, net

Property and equipment, net consisted of the following as of the dates presented (in thousands):

	September 30, 2022	December 31, 2021
Computer equipment and software	$3,101	$2,211
Internal-use software	11,543	7,414
Furniture and fixtures	810	953
Leasehold improvements	4,805	4,995
	20,259	15,573
Less: Accumulated depreciation and amortization	(8,161)	(6,131)
	$12,098	$9,442

Depreciation and amortization expense for the three months ended September 30, 2022 and 2021 was $1.4 million and $0.4 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2022 and 2021 was $2.9 million and $1.4 million, respectively.

During the nine months ended September 30, 2021, the Company sold $0.1 million of property and equipment with accumulated depreciation of $0.1 million. The Company recognized a gain on the sale of the fixed assets of less than $0.1 million.

The Company capitalized $4.1 million and $5.6 million in costs related to internal-use software during the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively. Software developed for internal use is amortized on a straight-line basis over its estimated useful life of five years.

As of September 30, 2022 and December 31, 2021, the carrying value of internal-use software was $9.5 million and $6.5 million, respectively. Amortization expense related to internal-use software for the three months ended September 30, 2022 and 2021 was $0.5 million and $0.2 million, respectively. Amortization expense related to internal-use software for the nine months ended September 30, 2022 and 2021 was $1.2 million and $0.4 million, respectively.

Note 8. Business Combinations

Cohort Go

On July 13, 2022, Flywire acquired all of the issued and outstanding shares of Cohort Go, an Australian-based education payments provider that simplifies the student recruitment process by bringing together students, agents and essential student services such as health insurance into one platform. The acquisition of Cohort Go contributed to the Company's global expansion and accelerated the growth of Flywire's agent related revenue, in which Flywire partners with agents who refer students to the Company. The agent related revenue is reported as transaction revenue for Flywire, while the health insurance related revenue is reported as platform revenue. The acquisition of Cohort Go has been accounted for as a business combination.

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. The net fair value of the acquired intangible assets was determined using the income approach. In performing these valuations, the key underlying judgments and assumptions used included revenue and earnings before interest and taxes growth rates, discount rates, technology royalty rate and attrition rate. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. The finalization of the purchase accounting assessment may result in a change in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company’s results of operations and financial position. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill to reflect additional information received about facts and circumstances which existed at the date of acquisition. The Company records adjustments to the assets acquired and liabilities assumed subsequent to the purchase price allocation period in the Company’s operating results in the period in which the adjustments are determined. Any potential adjustments made could be material in relation to the preliminary values presented.

Pursuant to the terms of the business combination agreement, the Company acquired Cohort Go for estimated total purchase consideration of $32.8 million or $22.9 million, net of cash acquired, which consisted of (in thousands):

Cash consideration, net of cash acquired	$16,923
Estimated fair value of shares of common stock	4,287
Estimated fair value of contingent consideration	1,695
Total purchase consideration, net of cash acquired	$22,905

Contingent consideration, which totals up to $1.7 million represents additional payments that Flywire may be required to make in the future which are dependent upon Cohort Go's achievement of specific post-acquisition milestones established through a period ending March 31, 2023. Contingent consideration will be settled upon completion of the post-acquisition milestones at various intervals through May 2023 in the form of cash or shares of common stock at the Company's option and it is subject to exchange rate fluctuation adjustment between the U.S. Dollar and Australian Dollar. As of September 30, 2022, Flywire had paid $0.5 million in contingent consideration based on Cohort Go's successful and timely achievement of contracted milestones.

During the three and nine months ended September 30, 2022, the Company incurred $0.2 million and $0.4 million in transaction costs, which are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive (loss) income.

The table summarizes the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed (in thousands):

Cash	$9,880
Accounts receivable	558
Funds receivable from payment partners	3,767
Prepaid expenses and other current assets	314
Other assets	494
Goodwill	17,385
Identifiable intangible assets	16,408
Total assets acquired	48,806
Deferred tax liabilities	6,417
Deferred revenue	264
Funds payable to clients	4,071
Accounts payable	1,740
Accrued expenses and other current liabilities	3,529
Total liabilities assumed	16,021
Net assets acquired	32,785
Less: cash acquired	9,880
Net assets, less cash acquired	$22,905

Goodwill arising from the acquisition of $17.4 million was attributable to the assembled workforce of Cohort Go and the synergies expected to arise from the acquisition. The Company expects that no goodwill from this acquisition will be deductible for income tax purposes.

The following table reflects the estimated fair values of the identified intangible assets of Cohort Go and their respective weighted-average estimated amortization periods.

	Estimated Fair Values	Weighted- Average Estimated Amortization Periods
	(in thousands)	(years)
Developed technology	$5,356	7
Agent and customer relationships	11,052	13
	$16,408

The results of Cohort Go have been included in the condensed consolidated financial statements since the date of the acquisition. Cohort Go’s consolidated revenue included in the condensed consolidated financial statements since the acquisition date was $5.1 million. The Company has not disclosed net income or loss since the acquisition date as the business was fully integrated into the consolidated Company’s operations and therefore it was impracticable to determine this amount. The Company has not disclosed unaudited pro forma financial information that shows the results of the

Company’s operations for the three months ended September 30, 2022 as if the acquisition had occurred on January 1, 2021 as the historical results of Cohort Go are not material to the Company’s condensed consolidated financial statements.

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

Pursuant to the terms of the business combination agreement, the Company acquired all outstanding equity of WPM for estimated total purchase consideration of $59.6 million, which consisted of (in thousands):

Cash consideration, net of cash acquired	$56,111
Estimated fair value of contingent consideration	3,499
Total purchase consideration, net of cash acquired	$59,610

The contingent consideration is payable at various intervals through March 2024 in the form of up to approximately 225,000 shares of common stock and is dependent upon the Company's achievement of specified minimum payment volume targets and integration targets established for the years ending December 31, 2022 and 2023. A portion of the contingent consideration is also tied to continuing employment of certain key employees; accordingly, approximately 56,000 shares of common stock have been excluded from the purchase consideration. Therefore, total common stock included in the purchase consideration totals up to approximately 169,000 shares of common stock. During the three and nine months ended September 30, 2022, the Company expensed $0.2 million and $0.7 million, respectively, in personnel costs associated with the retention portion of contingent consideration. These personnel costs are included in the Company’s condensed consolidated statements of operations and comprehensive (loss) income and a liability is recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheet. Contingent consideration related to minimum payment volume targets will be settled at 15 months and 27 months after acquisition date based on the 15 months and subsequent 12 months result. Contingent consideration related to integration targets will be settled in common stock upon completion. The contingent consideration related to continuing employment of certain key employees is payable at the two-year acquisition anniversary date.

The Company did not incur any transaction costs related to the WPM acquisition during the three and nine months ended September 30, 2022.

The table summarizes the allocation of the purchase consideration to the assets acquired and liabilities assumed (in thousands):

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
	$31,301

The results of WPM have been included in the consolidated financial statements since the date of the acquisition. The Company has not disclosed unaudited pro forma financial information that shows the results of the Company’s operations for the three and nine months ended September 30, 2021 as if the acquisition had occurred on January 1, 2020 as the historical results of WPM are not material to the Company’s condensed consolidated financial statements.
Note 9. Goodwill and Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Beginning balance	$81,643	$44,656	$85,841	$44,650
Goodwill related to acquisitions	17,385	—	17,385	—
Foreign currency translation adjustment	(3,789)	(24)	(7,987)	(18)
Ending balance	$95,239	$44,632	$95,239	$44,632

No goodwill impairment was recorded during the nine months ended September 30, 2022 and 2021.

Intangible Assets

Intangible assets subject to amortization consisted of the following (in thousands):

	September 30, 2022
	Gross Carrying Value*	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$31,499	$(14,088)	$17,411	4.76
Acquired Relationships	87,838	(8,131)	79,707	11.07
Trade Name/Trademark	511	(511)	—	—
Non-Compete Agreement	469	(437)	32	0.40
	$120,317	$(23,167)	$97,150

* Includes $6,141 thousand of foreign currency translation adjustments.

	December 31, 2021
	Gross Carrying Value*	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$26,600	$(10,635)	$15,965	5.11
Acquired Relationships	82,887	(5,356)	77,531	11.89
Trade Name/Trademark	511	(511)	—	—
Non-Compete Agreement	469	(367)	102	1.15
	$110,467	$(16,869)	$93,598

* Includes $628 thousand of foreign currency translation adjustments and $119 thousand in acquired developed technology assets.

Amortization expense for the three months ended September 30, 2022 and 2021 was $2.0 million and $1.7 million, respectively. Amortization expense for the nine months ended September 30, 2022 and 2021 was $6.3 million and $5.0 million, respectively.

As of September 30, 2022, the estimated annual amortization expense of intangible assets for each of the next five years and thereafter is expected to be as follows (in thousands):

Estimated Amortization Expense
Remaining of fiscal year 2022	$2,403
2023	10,204
2024	10,702
2025	10,540
2026	8,773
2027	8,406
Thereafter	46,122
$97,150

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

The Revolving Credit Facility contains customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, require the Company to satisfy certain financial covenants and restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Revolving Credit Facility becoming immediately due and payable and termination of the commitments. The Company was in compliance with all covenants associated with the Revolving Credit Facility as of September 30, 2022.

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

As of September 30, 2022 and December 31, 2021, the Company had $25.9 million outstanding under the Revolving Credit Facility.

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

Interest expense for the three months ended September 30, 2022 and 2021 was $0.4 million and $0.3 million, respectively. Included in interest expense for the three months ended September 30, 2022 and 2021 is $0.1 million and $0.1 million of amortization of debt issuance cost and debt discount. Interest expense for the nine months ended September 30, 2022 and 2021 was $0.9 million and $1.5 million, respectively. Included in interest expense for the nine months ended September 30, 2022 and 2021 is $0.2 million and $0.2 million, respectively of amortization of debt issuance cost and debt discount.

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

During the three months ending September 30, 2022, 1,379,537 shares of the Company's non-voting common stock converted into shares of common stock on a one-to-one basis upon the sale of such shares.

As of September 30, 2022, the Company had reserved shares of common stock for future issuance as follows:

Issued and outstanding stock options	12,722,639
Issued and outstanding restricted stock units	2,875,428
Available for issuance under the 2021 Equity Incentive Plan	11,832,432
Available for issuance under Employee Stock Purchase Plan	2,618,718
Available for conversion of non-voting common stock	4,608,841
34,658,058

Note 12. Stock-Based Compensation

Equity Incentive Plan

In April 2021, the Company’s board of directors adopted, and in May 2021 its stockholders approved, the 2021 Equity Incentive Plan (the 2021 Plan), which became effective in connection with the IPO.

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

As of September 30, 2022, a total of 11,832,432 shares of the Company's common stock were available for future issuance under the 2021 Plan.

Stock Options

Stock options granted under the 2009 Plan, 2018 Plan and the 2021 Plan generally vest based on continued service over four years and expire within ten years from the date of grant. Any options that are canceled or forfeited before expiration become available for future grants.

The Company did not grant any options to purchase shares of common stock during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company granted options to purchase an aggregate of 333,500 shares of common stock with weighted average exercise prices of $30.08 per share.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Nine Months Ended September 30, 2022
Expected term (in years)	6.08
Expected volatility	47.4%
Risk-free interest rate	2.2%
Expected dividend yield	0%

As of September 30, 2022, there was $24.6 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Awards and Restricted Stock Units

During 2018, the Company granted restricted stock awards to employees under the 2018 Plan. The restricted stock awards vested ratably over a four-year period from the date of grant. The fair value of each restricted stock award was the estimated fair value of the common stock on the date of grant. All restricted stock awards were fully vested as of January 2022.

During 2021, the Company awarded restricted stock units to employees and certain nonemployee board members under the 2021 Plan. During the three and nine months ended September 30, 2022, the Company awarded restricted stock units covering an aggregate of 146,803 and 2,864,355 shares of common stock, respectively. For the Company's executives, the fair value of the restricted stock units was estimated based upon the trailing 20 day trading price of the Company's common stock and for the remainder of the employees and nonemployee board members receiving restricted stock units, the fair value of the restricted stock units was estimated based upon the market closing price of the Company’s common stock on the date of the grant. The restricted stock units vest over the requisite service period, which range between one and four years from the date of the grant, subject to the continued employment of the employees and service of the non-employee board members.

As of September 30, 2022, there was $58.9 million of total unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 3.5 years.

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

The fair value of the ESPP offering during the three months ended September 30, 2022 was estimated at the date of the offering using the Black-Scholes option-pricing model with the following assumptions: (i) expected term of 0.5 years, (ii) expected volatility of 77.53%, (iii) risk-free interest rate of 2.52% and (iv) expected dividend yield of 0%.

As of September 30, 2022, the total unrecognized compensation expense related to the ESPP was $0.2 million, which is expected to be amortized over the next 3 months.

Stock-Based Compensation Costs

The following table summarizes the stock-based compensation expense for stock options, restricted stock units and ESPP granted to employees that was recorded in the Company’s condensed consolidated statements of operations and comprehensive (loss) income (in thousands):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Technology and development	$1,418	$262	$3,604	$1,756
Selling and marketing	2,244	801	5,760	4,197
General and administrative	4,867	1,715	13,097	9,585
Total stock-based compensation expense	$8,529	$2,778	$22,461	$15,538

In February 2021, certain of the Company’s existing investors acquired 1,205,118 outstanding shares of common stock from employees of the Company for a purchase price greater than the fair value of the common stock at the time of the transaction. As a result, the Company recorded $8.4 million in stock-based compensation during the nine months ended September 30, 2021. The amount recorded as stock-based compensation represents the difference between the price paid and the estimated fair value at the date of the transaction.

Note 13. Net Income (Loss) per Share

Flywire follows the two-class method when computing net income (loss) per share as the Company has issued shares that meet the definition of participating securities. Prior to the automatic conversion of all of its convertible preferred stock and redeemable convertible preferred stock into voting and non-voting common stock upon the completion of the IPO, the Company considered all series of its preferred stock and unvested common stock to be participating securities as the holders of such stock had the right to receive nonforfeitable dividends on a pari passu basis in the event that a dividend was paid on common stock. Under the two-class method, the net income (loss) attributable to common stockholders is not allocated to the convertible preferred stock or the redeemable convertible preferred stock as the preferred stockholders do not have a contractual obligation to share in the Company’s losses.

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

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three months ended September 30, 2022 and a net gain attributable to common stockholders for the three months ended September 30, 2021. The Company reported a net loss attributable to common stockholders for the nine months ended September 30, 2022 and 2021. For the three months ended September 30, 2022 and nine months ended September 30, 2022 and 2021, net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders.

The rights, including the liquidation and dividend rights, of the voting and non-voting common stock are identical, except with respect to voting rights. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net income (loss) per share attributable to common stockholders are, therefore, the same for both voting and non-voting common stock on both individual and combined basis.

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(4,272)	$9,994	$(38,218)	$(16,804)
Accretion of preferred stock to redemption value	—	—	—	(13)
Net (loss) income attributable to common stockholders – basic and diluted	$(4,272)	$9,994	$(38,218)	$(16,817)
Denominator:
Weighted average shares outstanding – basic	107,925,637	104,486,136	107,562,799	59,667,434
Effect of potentially dilutive stock options	—	13,722,829	—	—
Effect of potentially dilutive restricted common stock	—	236,942	—	—
Weighted average common shares outstanding – diluted	107,925,637	118,445,907	107,562,799	59,667,434
Net (loss) income per share attributable to common stockholders – basic	$(0.04)	$0.10	$(0.36)	$(0.28)
Net (loss) income per share attributable to common stockholders – diluted	$(0.04)	$0.08	$(0.36)	$(0.28)

Outstanding potentially dilutive securities, which were excluded from the diluted net loss per share calculations because they would have been antidilutive were as follows as of the dates presented:

	September 30,
	2022	2021
Unvested restricted stock awards	2,875,428	249,979
Stock options to purchase common stock (as converted to common stock)	12,722,639	16,390,325
	15,598,067	16,640,304

Note 14. Income Taxes

The Company’s provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period. The Company recorded an income tax expense of $1.3 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively. The income tax expense for the three months ended September 30, 2022 was primarily attributable to state and foreign taxes, whereas the income tax expense for the three months ended September 30, 2021 was primarily attributable to foreign taxes. The Company recorded an income tax expense of $2.9 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively. The income tax expense for the nine months ended September 30, 2022 was primarily attributable to state and foreign taxes, whereas the income tax expense for the nine months ended September 30, 2021 was primarily attributable to foreign taxes.

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

The Company’s management evaluates the realizability of the Company’s deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during the foreseeable future. As of September 30, 2022, the Company continues to maintain a full valuation allowance of the U.S. net deferred tax assets.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law. This legislation imposes a Corporate Alternative Minimum Tax as well as a 1% excise tax on stock buybacks among other tax law changes. The Company has not completed its analysis of this legislation, but it is not expected to have a material impact on the Company's tax liability.

Note 15. Leases

Operating Leases

The Company leases certain real estate for its primary facilities under operating leases that expire at various dates between one and five years. These leases contain renewal options, and require the Company to pay operating costs, including property taxes, insurance, and maintenance. The terms of these lease agreements include free rent periods and annual rent increases. Operating lease expense is recognized on a straight-line basis over the term of the lease. There were no finance lease obligations as of September 30, 2022.

ROU assets are included in Other assets and operating lease liabilities are included in Other liabilities.

(dollars in thousands)	September 30, 2022
ROU assets	$2,116
Operating lease liabilities	2,527
Weighted-average remaining lease terms	1.71 years
Weighted-average discount rate	4.5%

Supplemental cash flow information related to leases was as follows:

(in thousands)	September 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$605
ROU assets obtained in exchange for operating lease liabilities	110

Future minimum lease payments as of September 30, 2022, were as follows (in thousands):

Years Ending December 31,
2022 (remaining three months)	$464
2023	1,534
2024	495
2025	69
2026	27
Thereafter	—
Total undiscounted lease payments	$2,589
Less - present value discount	234
Lease Liability, at present value	$2,355

Future minimum lease payments as of December 31, 2021, prior to the adoption of ASC 842 as described in Note 1 - Business Overview and Summary of Significant Accounting Policies, were as follows:

Years Ending December 31,
2022	$1,848
2023	1,567
2024	500
2025	73
2026	32
$4,020

The components of operating lease expense during the three and nine months ended September 30, 2022 is shown on the table below (in thousands), while rent expense for the three and nine months ending September 30, 2021 was $0.6 million and $1.7 million, respectively.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease expense	$412	$1,155
Short-term lease expense	114	359
Variable lease expense	60	174
Total operating lease expense	$586	$1,688

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

As of September 30, 2022, the Company was not aware of any pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse effect on its financial position, results of operations, or cash flows.

Indemnification

In the ordinary course of business, the Company agrees to indemnify certain partners and clients against third-party claims asserting infringement of certain intellectual property rights, data privacy breaches, damages caused to property or persons, or other liabilities relating to or arising from the Company’s payment platform or other contractual obligations. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any pending indemnification matters or claims, individually or in the aggregate, that are expected to have a material adverse effect on its financial position, results of operations, or cash flows and had not accrued any liabilities related to such obligations in its consolidated financial statements for the periods ended September 30, 2022 and December 31, 2021.

Note 17. Subsequent Events

On October 28, 2022, the Company repaid the $25.9 million outstanding under the Revolving Credit Facility. Following the repayment, the Company continued to have access to a total commitment of $50.0 million under the Revolving Credit Facility.

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

•
Rapid domestic and international payments volume growth. We have grown our total payment volume by approximately 33% period-over-period from $5.3 billion during the three months ended September 30, 2021 to $7.0 billion during the three months ended September 30, 2022. We have grown our total payment volume by approximately 39% period-over-period from $10.1 billion during the nine months ended September 30, 2021 to $14.0 billion during the nine months ended September 30, 2022.
•
Expanded global payments network. We have continued to add to the capabilities of our payment network by means of new local bank accounts and payment partners, and have expanded our global reach to over 240 countries and territories and 140 currencies.
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

As of September 30, 2022, we serve over 3,000 clients around the world. In education, we serve more than 2,200 institutions. In healthcare, we power more than 80 healthcare systems, including four of the top 10 healthcare systems in the United States ranked by hospital size as of December 31, 2021. In our newer payment verticals of travel and business-to-business (B2B) payments, we have a growing portfolio of more than an aggregate of 500 clients as of September 30, 2022.

Our success in building our client base around the world and expanding utilization by our clients’ customers has allowed us to achieve significant scale. We enabled more than $13.2 billion and $14.0 billion in total payment volume during the year ended December 31, 2021 and nine months ended September 30, 2022, respectively. We generated revenue of $201.1 million and $131.8 million for the years ended December 31, 2021 and 2020, respectively, and incurred net losses of $28.1 million and $11.1 million for those same years. We generated revenue of $216.3 million and $149.8 million for the nine months ended September 30, 2022 and 2021, respectively, and incurred net loss of $38.2 million and $16.8 million, respectively, for the same periods.

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

While we have experienced significant growth and increased demand for our solutions over recent periods, we expect to continue to incur losses in the short term and may not be able to achieve or maintain profitability in the future. Our marketing is focused on generating leads to develop our sales pipeline, building our brand and market awareness, scaling our network of partners and growing our business from our existing client base. We believe that these efforts will result in an increase in our client base, revenues, and improved margins in the long term. To manage any future growth effectively, we must continue to improve and expand our information technology (IT) and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. Additionally, we face intense competition in our market, and to succeed, we need to innovate and offer solutions that are differentiated from legacy payment solutions. We must also effectively hire, retain, train, and motivate qualified personnel and senior management. There are also circumstances beyond our control which can materially impact our business that we need to respond to, including, but not limited to, the ongoing effects of the COVID-19 pandemic and fluctuations in exchange rates. If we are unable to successfully address these challenges, our business, operating results, and prospects could be adversely affected.

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

Recent Acquisition

In July 2022, we acquired all of the issued and outstanding shares of Cohort Go for an estimated aggregate purchase consideration of $22.9 million, consisting of $16.9 million in cash, net of cash acquired, $4.3 million in shares of common stock and up to $1.7 million in contingent consideration. Contingent consideration represents additional payments that Flywire may be required to make in the future dependent upon Cohort Go's achievement of specific post-acquisition milestones. Contingent consideration will be settled at various intervals through May 2023 in the form of cash or shares of common stock at our option upon completion of the post-acquisition milestones and is subject to exchange rate fluctuation adjustment between the U.S. Dollar and Australian Dollar. As of September 30, 2022, we had paid $0.5 million in contingent consideration based on Cohort Go's successful and timely achievement of contracted milestones. Cohort Go is an Australian-based education payments provider that simplifies the student recruitment process by bringing together students, agents and essential student services such as health insurance into one platform. The acquisition of Cohort Go accelerated the growth of Flywire's agent related revenue and contributed to our global expansion. Cohort Go contributed $3.5 million in transaction revenue and $1.6 million in platform revenue during the three months ended September 30, 2022.

In December 2021, we acquired all of the issued and outstanding shares of WPM for a purchase consideration of $59.6 million including $56.1 million of cash consideration, net of cash acquired and the estimated fair value of contingent consideration of $3.5 million. The contingent consideration is payable at various intervals through March 2024 in the form of up to approximately 225,000 shares of common stock and is dependent upon our achievement of specified minimum payment volume targets and integration targets established for the years ending December 31, 2022 and 2023. WPM is a leading software provider that enables seamless and secure payment experiences for universities and colleges across the

U.K. The acquisition of WPM was intended to build on our existing education payments business and is expected to further accelerate our market share in the U.K. education sector. WPM contributed $1.5 million and $4.8 million in platform revenue during the three and nine months ended September 30, 2022, respectively.

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

Key Operating Metrics and Non-GAAP Financial Measures

The following table sets forth our key operating metrics and non-GAAP measures for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Total Payment Volume	$6,990.1	$5,272.2	$14,024.2	$10,058.7
Revenue	$95.2	$67.8	$216.3	$149.8
Revenue Less Ancillary Services	$88.9	$62.0	$199.7	$135.2
Gross Profit	$61.3	$44.6	$133.4	$94.7
Adjusted Gross Profit	$61.3	$44.6	$133.4	$94.7
Gross Margin	64.4%	65.8%	61.7%	63.2%
Adjusted Gross Margin	69.0%	71.9%	66.8%	70.0%
Net Loss	$(4.3)	$10.0	$(38.2)	$(16.8)
Adjusted EBITDA	$18.2	$17.6	$13.9	$24.6

For the three months ended September 30, 2022, transaction revenue and platform and usage-based fee revenue represented 81.0% and 19.0% of our revenue, respectively. For the three months ended September 30, 2022, transaction revenue and platform and usage-based fee revenue represented 85.7% and 14.3% of our total revenue less ancillary services, respectively. For the three months ended September 30, 2021, transaction revenue and platform and usage-based fee revenue represented 78.2% and 21.8% of our revenue, respectively. For the three months ended September 30, 2021, transaction revenue and platform and usage-based fee revenue represented 84.2% and 15.8% of our total revenue less ancillary services, respectively.

For the nine months ended September 30, 2022, transaction revenue and platform and usage-based fee revenue represented 77.4% and 22.6% of our revenue, respectively. For the nine months ended September 30, 2022, transaction revenue and platform and usage-based fee revenue represented 83.1% and 16.9% of our total revenue less ancillary services, respectively. For the nine months ended September 30, 2021, transaction revenue and platform and usage-based fee revenue represented 73.2% and 26.8% of our revenue, respectively. For the nine months ended September 30, 2021, transaction revenue and platform and usage-based fee revenue represented 80.3% and 19.7% of our total revenue less ancillary services, respectively.

For the three months ended September 30, 2022, our total payment volume was approximately $7.0 billion, consisting of $4.8 billion of total payment volume from transactions included in transaction revenue, and $2.2 billion of total payment volume from transactions included in platform and usage-based fee revenue. For the three months ended September 30, 2021, our total payment volume was approximately $5.3 billion, consisting of $3.5 billion of total payment volume from transactions included in transaction revenue, and $1.8 billion of total payment volume from transactions included in platform and usage-based fee revenue.

For nine months ended September 30, 2022, our total payment volume was approximately $14.0 billion, consisting of $9.3 billion of total payment volume from transactions included in transaction revenue and $4.7 billion of total payment volume from transactions included in platform and usage-based fee revenue. For nine months ended September 30, 2021, our total payment volume was approximately $10.1 billion, consisting of $6.5 billion of total payment volume from transactions included in transaction revenue and $3.6 billion of total payment volume from transactions included in platform and usage-based fee revenue.

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
•
Adjusted EBITDA - Adjusted EBITDA represents EBITDA further adjusted by excluding (i) stock-based compensation expense and related payroll taxes, (ii) the impact from the change in fair value measurement for contingent consideration associated with acquisitions, (iii) the impact from the change in fair value measurement of our preferred stock warrants prior to our IPO, (iv) other income (expense), net, (v) indirect taxes related to intercompany activity (vi) acquisition related transaction costs and (vii) employee retention costs, such as incentive compensation, associated with acquisition activities. Management believes that the exclusion of these amounts to calculate Adjusted EBITDA provides useful measures for period-to-period comparisons of our business.

These non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for revenue, gross margin or net income (loss) prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of Revenue Less Ancillary Services, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA to the most directly comparable GAAP financial measure are presented below. We encourage you to review these reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items.

Reconciliations of Non-GAAP Financial Measures

The tables below provide reconciliations of Revenue Less Ancillary Services, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA to the most comparable GAAP figure on a consolidated basis for the periods presented.

Revenue Less Ancillary Services, Adjusted Gross Profit and Adjusted Gross Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Revenue	$95.2	$67.8	$216.3	$149.8
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	(5.4)	(5.0)	(15.1)	(13.4)
Marketing fees	(0.9)	(0.8)	(1.5)	(1.2)
Revenue Less Ancillary Services	$88.9	$62.0	$199.7	$135.2
Payment processing services costs	32.3	21.7	78.3	50.9
Hosting and amortization costs within technology and development expenses	1.6	1.5	4.6	4.2
Adjusted to:
Exclude printing and mailing costs	(5.4)	(5.0)	(15.1)	(13.4)
Offset marketing fees against related costs	(0.9)	(0.8)	(1.5)	(1.2)
Costs of Revenue Less Ancillary Services	$27.6	$17.4	$66.3	$40.5
Gross Profit	$61.3	$44.6	$133.4	$94.7
Gross Margin	64.4%	65.8%	61.7%	63.2%
Adjusted Gross Profit	$61.3	$44.6	$133.4	$94.7
Adjusted Gross Margin	69.0%	71.9%	66.8%	70.0%

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(dollars in millions)	Transaction	Platform and Usage- Based Fee	Revenue	Transaction	Platform and Usage- Based Fee	Revenue
Revenue	$77.1	$18.1	$95.2	$53.0	$14.8	$67.8
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(5.4)	(5.4)	—	(5.0)	(5.0)
Marketing fees	(0.9)	—	(0.9)	(0.8)	—	(0.8)
Revenue Less Ancillary Services	$76.2	$12.7	$88.9	$52.2	$9.8	$62.0
Percentage of Revenue	81.0%	19.0%	100%	78.2%	21.8%	100.0%
Percentage of Revenue Less Ancillary Services	85.7%	14.3%	100%	84.2%	15.8%	100.0%

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(dollars in millions)	Transaction	Platform and Usage- Based Fee	Revenue	Transaction	Platform and Usage- Based Fee	Revenue
Revenue	$167.5	$48.8	$216.3	$109.7	$40.1	$149.8
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(15.1)	(15.1)	—	(13.4)	(13.4)
Marketing fees	(1.5)	—	(1.5)	(1.2)	—	(1.2)
Revenue Less Ancillary Services	$166.0	$33.7	$199.7	$108.5	$26.7	$135.2
Percentage of Revenue	77.4%	22.6%	100%	73.2%	26.8%	100.0%
Percentage of Revenue Less Ancillary Services	83.1%	16.9%	100%	80.3%	19.7%	100.0%

EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net (loss) income	$(4.3)	$10.0	$(38.2)	$(16.8)
Interest expense	0.4	0.5	0.9	1.8
Provision for income taxes	1.3	0.3	2.9	0.8
Depreciation and amortization	3.4	2.3	9.2	6.6
EBITDA	0.8	13.1	(25.2)	(7.6)
Stock-based compensation expense and related taxes	9.3	2.8	23.3	15.6
Change in fair value of contingent consideration	1.3	0.5	0.3	2.1
Change in fair value of preferred stock warrant liability	—	—	—	10.8
Other (income) expense, net (1)	6.2	0.2	13.6	0.6
Indirect taxes related to intercompany activity	0.1	—	0.3	—
Acquisition related transaction costs (2)	0.2	—	0.4	—
Acquisition related employee retention costs (3)	0.3	1.0	1.2	3.1
Adjusted EBITDA	$18.2	$17.6	$13.9	$24.6

(1)
For the three months ended September 30, 2022, other (income) expense, net consisted of $(1.2) million of interest income and $7.5 million of losses from the remeasurement of foreign currency transactions into their functional currency. For the three months ended September 30, 2021, other (income) expense, net consisted of $0.2 million of losses from the remeasurement of foreign currency transactions into their functional currency. For the nine months ended September 30, 2022, other (income) expense, net consisted of $(1.4) million of interest income and $15.1 million of losses from the remeasurement of foreign currency transactions into their functional currency. For the nine months ended September 30, 2021, other (income) expense, net consisted of $0.6 million of losses from the remeasurement of foreign currency transactions into their functional currency.

(2)
Acquisition related transaction costs consisted of legal and advisory fees incurred in connection with the Cohort Go acquisition. Refer to Note 8 - Business Combinations to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for more details on the acquisition of Cohort Go.
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

Investment in Technology and Development and Sales and Marketing

We make significant investments in both new solutions and existing solution enhancement. New solution features and functionality are brought to market through a variety of distribution and promotional activities. We plan to continue to adopt emerging technologies, expand our library of software integrations and invest in the development of more features. While we expect our expenses related to technology and development to increase, we believe these investments will contribute to long-term growth and profitability.

Additionally, we plan to continue to expand efforts to market our payment platform and global payment network directly to our clients through comprehensive marketing initiatives. We are focused on the effectiveness of sales and marketing spending and will continue to be strategic in maintaining efficient client acquisition in the next quarters, including adjusting spending levels as needed in response to changes in the economic environment.

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

Economic Conditions and Resulting Consumer Spending Trends

Changes in macro-level consumer spending for education, healthcare and travel trends, including as a result of COVID-19 pandemic, inflation or fluctuations in foreign exchange rates could affect the amounts of volumes processed on our platform, thus resulting in fluctuations to our revenue streams.

Impact of the COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 in 2020 as well as the shelter-in-place orders, promotion of social distancing measures, restrictions to businesses deemed non-essential, and travel restrictions implemented throughout the United States and globally have significantly impacted the verticals in which we have been predominantly focused over the last decade, including payment volumes, sales cycles and time to implementation in those verticals. However, we have not experienced any significant client attrition and our quarterly and annual net dollar-based retention rate remained strong. For the year ended December 31, 2021, our annual net dollar-based retention rate was approximately 140%. For the year ended December 31, 2020, despite the impact of the COVID-19 pandemic on our clients and the industries we serve, our annual net dollar-based retention rate was approximately 100%. During the year ended December 31, 2021, we added an additional 300 clients and have observed a recovery in payment volumes and growth in clients. As a result of the payment volume growth, client growth and public company complexities, we increased hiring in 2022. Although international travel restrictions remain for certain countries, subject to notable exceptions, these have lessened considerably, and borders are generally opened to pre-pandemic levels, allowing for an increase in international students to attend education clients. We expect this trend to continue throughout the year for our education clients in general. Our revenue growth from students originating from China may have been negatively impacted by the combination of a decline in visa issuance and COVID-19 related travel obstacles, as well as changes in education destinations. Additionally, the opening of borders and abatement of COVID-19 restrictions has increased travel abroad and we expect travel to continue to return to pre-pandemic levels. As variants (most notably Delta and Omicron) or sub-variants of COVID-19 emerge, we will continue to evaluate the nature and extent of these potential impacts to our business, consolidated financial statements, and liquidity.

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

Impact of the Conflict between Russia and Ukraine

We do not have any operations, including long-lived assets, in Ukraine or Russia, and to our knowledge, our clients do not receive material amounts of payments from payers in these regions. We are actively monitoring the situation in Ukraine and assessing its impact on our business, but as of the issuance date of these condensed consolidated financial statements, the current conflict between Russia and Ukraine has not had a material impact on the Company’s revenue, results of operations or financial position. However, we have no way to predict the progress or outcome of the conflict or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time.

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

Impact of the Inflation

We do not believe that inflation had a material effect on our cash flows and results of operations during the three and nine months ended September 30, 2022.

Diversified Mix of Clients

We have a wide range of clients across education, healthcare, travel and B2B. Following the onset of the COVID-19 pandemic, there was a temporary deceleration of payment volumes and revenue from education clients relying on international enrollments due to the uncertainty of borders re-opening. During 2021 and up to the third quarter of 2022, borders continued to open allowing for an increase in international students to attend education clients. We expect this trend to continue throughout the year for our education clients, although COVID-19 related restrictions in China have slowed the growth of Chinese students studying in the U.S. and may have resulted in changes in Chinese student education destinations. Additionally, the opening of borders and abatement of COVID-19 restrictions has increased travel abroad and we expect travel to continue to return to pre-pandemic levels.

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

Business Continuity

In response to COVID-19 developments, we implemented measures to focus on the safety of our FlyMates and support of our clients, while at the same time seeking to mitigate the impact on our financial position and operations. We have implemented remote working capabilities for our entire organization and to date, there has been minimal disruption to our operations. During the Spring of 2020, due to initial COVID-19 uncertainty, we reduced our workforce by approximately 12%. From July 2020 through September 30, 2022, our workforce increased by approximately 118% in order to meet the demand of client growth and life as a public company with the goal of ensuring continuity and growth. As vaccination rates have increased, our offices have reopened, although FlyMates have the flexibility to work remotely.

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

Change in Fair Value of Preferred Stock Warrant Liability

In connection with our financing arrangements, we issued warrants to purchase convertible preferred stock to a lender. The warrants to purchase preferred stock provided for net share settlement under which the maximum number of shares that could be issued represented the total amount of shares under the warrant agreements. These warrants were classified as liabilities on our consolidated balance sheets as these were free standing instruments that may have required us to transfer an asset upon exercise. The warrant liability associated with these warrants was recorded at fair value on the issuance date of the warrants and was marked to market each reporting period based on changes in the warrants’ fair value calculated using the Black-Scholes model. Following our IPO, all preferred stock warrants were either fully exercised or converted to warrants to purchase common stock and no longer require liability classification. As a result, we no longer recognize the change in fair value of preferred stock warrant liability in our condensed consolidated statements of operations and comprehensive (loss) income.

Other Income (Expense), Net

Other income (expense), net consists of interest income and gains and losses from the remeasurement of foreign currency transactions into its functional currency.

Provision for Income Tax

Provision for income taxes consists primarily of foreign and state income taxes. We have historically generated net operating losses (NOL) carryforwards for U.S. Federal and state tax purposes as we expand the scale of our business activities. Changes in the U.S. and foreign tax law may impact our overall provision for income taxes in the future.

We have a valuation allowance for our U.S. deferred tax assets, including federal and state NOLs. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized through expected future taxable income generated in the United States.

Results of Operations

Comparison of results for the Three Months Ended September 30, 2022 and 2021

The following table sets forth our consolidated results of operations for periods presented:

	Three Months Ended September 30,
(dollars in millions)	2022	2021	$ Change	% Change
Revenue	$95.2	$67.8	$27.4	40.4%
Payment processing service costs	32.3	21.7	10.6	48.8%
Technology and development	13.4	7.8	5.6	71.8%
Selling and marketing	21.7	12.5	9.2	73.6%
General and administrative	24.2	14.7	9.5	64.6%
Total costs and operating expense	91.6	56.7	34.9	61.6%
Income from operations	3.7	11.1	(7.4)	(66.7)%
Interest expense	(0.4)	(0.6)	0.2	(33.3)%
Other income (expense), net	(6.2)	(0.2)	(6.0)	3000.0%
Total other expenses, net	(6.6)	(0.8)	(5.8)	725.0%
(Loss) income before income taxes	(3.0)	10.3	(13.3)	(129.1)%
Provision for income taxes	1.3	0.3	1.0	333.3%
Net (loss) income	(4.3)	10.0	(14.3)	(143.0)%
Foreign currency translation adjustment	(0.3)	(0.3)	0.0	—
Comprehensive (loss) income	$(4.5)	$9.7	$(14.2)	(146.4)%
Revenue

Revenue was $95.2 million for the three months ended September 30, 2022, compared to $67.8 million for the three months ended September 30, 2021, an increase of $27.4 million or 40.4%.

	Three Months Ended September 30,
(dollars in millions)	2022	2021	$ Change	% Change
Transaction revenue	$77.1	$53.0	$24.1	45.5%
Platform and usage-based fee revenue	18.1	14.8	3.3	22.3%
Revenue	$95.2	$67.8	$27.4	40.4%

Transaction revenue was $77.1 million for the three months ended September 30, 2022, compared to $53.0 million for the three months ended September 30, 2021, an increase of $24.1 million or 45.5%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes, from both our existing clients and new clients added during the three months ended September 30, 2022. We experienced strong growth in payment volume across all regions and verticals during the period. Total payment volume increased 33% during the three months ended September 30, 2022 to $7.0 billion. Our marketing services revenue increased as a result of our payment partners using more of our marketing services in the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Platform and usage-based fee revenue was $18.1 million for the three months ended September 30, 2022, compared to $14.8 million for the three months ended September 30, 2021, an increase of $3.3 million or 22.3%. The increase in platform and usage-based fee revenue was driven primarily by the WPM and Cohort Go acquisitions, which accounted for a $3.1 million increase over the same period in 2021. The remainder of the increase was attributable to increased usage by our clients and new clients signed during the three months ended September 30, 2021.

Payment Processing Services Costs

Payment processing services costs were $32.3 million for the three months ended September 30, 2022, compared to $21.7 million for the three months ended September 30, 2021, an increase of $10.6 million or 48.8%. The increase in payment processing services costs is correlated with the increase in total payment volume of 33% over the same period.

Technology and Development

Technology and development expenses were $13.4 million for the three months ended September 30, 2022, compared to $7.8 million for the three months ended September 30, 2021, an increase of $5.6 million or 71.8%.The increase in technology and development cost was primarily driven by an increase in personnel costs, stock-based compensation expense, and amortization expense. Personnel costs were $8.5 million for the three months ended September 30, 2022, compared to $4.5 million for the three months ended September 30, 2021, an increase of $4.0 million or 88.9%. The increase in personnel costs was primarily driven by an increase in headcount within our technology and development teams. Stock-based compensation expense was $1.6 million for the three months ended September 30, 2022, compared to $0.5 million for the three months ended September 30, 2021, an increase of $1.1 million or 220.0%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates. Amortization of intangible assets was $1.6 million for the three months ended September 30, 2022, compared to $1.3 million for the three months ended September 30, 2021, an increase of $0.3 million or 23.1%. The increase in amortization expense was the result of the acquisitions of WPM and Cohort Go.

Selling and Marketing

Selling and marketing expenses were $21.7 million for the three months ended September 30, 2022, compared to $12.5 million for the three months ended September 30, 2021, an increase of $9.2 million or 73.6%. The increase in selling and marketing expenses was primarily driven by an increase in personnel costs, professional fees, stock-based compensation expense, other costs, software and hosting expenses, amortization expense, and travel related expenses. Personnel costs were $11.8 million for the three months ended September 30, 2022, compared to $8.4 million for the three months ended September 30, 2021, an increase of $3.4 million or 40.5%. The increase in personnel costs was primarily driven by an increase in headcount within our selling and marketing teams and commissions earned on sales during the period. Professional fees were $3.7 million for the three months ended September 30, 2022, compared to $1.0 million for the three months ended September 30, 2021, an increase of $2.7 million or 270.0%. The increase in professional fees was due to increases in third party commissions and consulting fees. Stock-based compensation expense was $2.3 million for the three months ended September 30, 2022, compared to $0.8 million for the three months ended September 30, 2021, an increase of $1.5 million or 187.5%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates. Other costs were $0.4 million for the three months ended September 30, 2022, compared to $0.1 million for the three months ended September 30, 2021, an increase of $0.3 million or 300.0%. The increase in other costs was primarily due to increased attendance at sales and marketing events. Software and hosting expenses were $0.7 million for the three months ended September 30, 2022, compared to $0.3 million for the three months ended September 30, 2021, an increase of $0.4 million or 133.3%. The increase in software and hosting expenses was primarily related to increased hosting fees based on payment volumes growth and additional software needs based on headcount growth. Amortization of intangible assets was $0.9 million for the three months ended September 30, 2022, compared to $0.6 million for the three months ended September 30, 2021, an increase of $0.3 million or 50.0%. The increase in amortization expense was due to acquired customer relationships related to the WPM and Cohort Go acquisitions. Travel expenses were $0.4 million for the three months ended September 30, 2022, compared to $0.2 million for the three months ended September 30, 2021, an increase of $0.2 million or 100.0%. Higher travel expenses were due to increased client engagement and FlyMate collaboration.

General and Administrative Expenses

General and administrative expenses were $24.2 million for the three months ended September 30, 2022 and $14.7 million for the three months ended September 30, 2021, an increase of $9.5 million or 64.6%. The increases in general and administrative expenses were primarily driven by an increase in personnel costs, stock-based compensation expense, professional fees, change in the fair value of contingent consideration, amortization expense, other costs, and software and hosting expenses. Personnel costs were $9.0 million for the three months ended September 30, 2022, compared to $5.8 million for the three months ended September 30, 2021, an increase of $3.2 million or 55.2%. The increase in personnel costs was primarily driven by an increase in headcount. Stock-based compensation was $4.6 million for the three months ended September 30, 2022, compared to $1.5 million for the three months ended September 30, 2021, an increase of $3.1 million or 206.7%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates. Professional fees were $2.5 million for the three months ended September 30, 2022, compared to $1.7 million for the three months ended September 30, 2021, an increase of $0.8 million or 47.1%. The increase in professional fees was due to increased legal and audit fees as a result of becoming a public company. Change in the fair value of contingent consideration related to acquisitions was $1.2 million for the three months ended September 30, 2022, compared to $0.5 million for the three months ended September 30, 2021, an increase of $0.7 million or 140.0%. The increase in the fair value of contingent consideration is due to the WPM acquisition. Amortization of intangible assets was $0.8 million for the three months ended September 30, 2022, compared to $0.4 million for the three months ended September 30, 2021, an increase of $0.4 million or 100.0%. The increase in amortization expense was due to acquired relationships related to the WPM and Cohort Go acquisitions. Other costs were $1.8 million for the three months ended September 30, 2022, compared to $1.2 million for the three months ended September 30, 2021, an increase of $0.6 million or 50.0%. The increase in other costs was primarily due to increased hedging losses and indirect taxes recorded during the period. Software and hosting expenses were $1.4 million for the three months ended September 30, 2022, compared to $1.0 million for the three months ended September 30, 2021, an increase of $0.4 million or 40.0%. The increase in software and hosting expenses was primarily related to increased hosting fees based on payment volumes growth and additional software needs based on headcount growth.

Interest Expense

Interest expense was $0.4 million for the three months ended September 30, 2022, compared to $0.6 million for the three months ended September 30, 2021, a decrease of $0.2 million or 33.3%. During July 2021, we entered into a Revolving Credit Facility with three banks for a total commitment of $50.0 million. We drew $25.9 million on the Revolving Credit Facility and used the proceeds to early prepay our existing LSA of $25.0 million, which resulted in a new interest rate per year.

Other Income (Expense), net

Other income (expense), net, was $(6.2) million for the three months ended September 30, 2022, compared to $(0.2) million for the three months ended September 30, 2021, an increase of $(6.0) million. The increase was primarily the result of the remeasurement of foreign currency transactions, partially offset by an increase in interest income. Losses from the remeasurement of foreign currency transactions into their functional currencies were $7.5 million for the three months ended September 30, 2022, compared to $0.2 million for the three months ended September 30, 2021.

Provision for Income Taxes

The income tax expense was $1.3 million for the three months ended September 30, 2022, compared to an income tax expense of $0.3 million for the three months ended September 30, 2021, an increase of $1.0 or 333.3%. The income tax expense for the three months ended September 30, 2022 was primarily attributable to state and foreign taxes, while the income tax expense for the three months ended September 30, 2021 was primarily attributable to foreign taxes. Our effective tax rate was (42.6)% for the three months ended September 30, 2022 compared to 3.3% for the three months ended September 30, 2021.

Comparison of results for the Nine Months Ended September 30, 2022 and 2021

The following table sets forth our consolidated results of operations for periods presented:

	Nine Months Ended September 30,
(dollars in millions)	2022	2021	$ Change	% Change
Revenue	$216.3	$149.8	$66.5	44.4%
Payment processing service costs	78.3	50.9	27.4	53.8%
Technology and development	37.6	22.2	15.4	69.4%
Selling and marketing	58.2	35.4	22.8	64.4%
General and administrative	63.1	44.2	18.9	42.8%
Total costs and operating expense	237.2	152.7	84.5	55.3%
Loss from operations	(20.8)	(2.9)	(17.9)	617.2%
Interest expense	(0.9)	(1.8)	0.9	(50.0)%
Change in fair value of preferred stock warrant liability	—	(10.8)	10.8	(100.0)%
Other income (expense), net	(13.6)	(0.5)	(13.1)	2620.0%
Total other expenses, net	(14.5)	(13.1)	(1.4)	10.7%
Loss before income taxes	(35.4)	(16.0)	(19.4)	121.3%
Provision for income taxes	2.9	0.8	2.1	262.5%
Net loss	(38.2)	(16.8)	(21.4)	127.4%
Foreign currency translation adjustment	(0.4)	(0.1)	(0.3)	300.0%
Comprehensive loss	$(38.6)	$(16.9)	$(21.7)	128.4%

Revenue

Revenue was $216.3 million for the nine months ended September 30, 2022, compared to $149.8 million for the nine months ended September 30, 2021, an increase of $66.5 million or 44.4%.

	Nine Months Ended September 30,
(dollars in millions)	2022	2021	$ Change	% Change
Transaction revenue	$167.5	$109.7	$57.8	52.7%
Platform and usage-based fee revenue	48.8	40.1	8.7	21.7%
Revenue	$216.3	$149.8	$66.5	44.4%

Transaction revenue was $167.5 million for the nine months ended September 30, 2022, compared to $109.7 million for the nine months ended September 30, 2021, an increase of $57.8 million or 52.7%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes, from both our existing clients and new clients added during the nine months ended September 30, 2022. We experienced strong growth in payment volume across all regions and verticals during the period. Total payment volume increased 39% during the nine months ended September 30, 2022 to $14.0 billion. Our marketing services revenue increased as a result of our payment partners using more of our marketing services in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Platform and usage-based fee revenue was $48.8 million for the nine months ended September 30, 2022, compared to $40.1 million for the nine months ended September 30, 2021, an increase of $8.7 million or 21.7%. The increase in platform and usage-based fee revenue was driven primarily by the WPM and Cohort Go acquisitions, which accounted for a $6.4 million increase over the same period in 2021. The remainder of the increase was attributable to increased usage by our clients and new clients signed during the nine months ended September 30, 2022.

Payment Processing Services Costs

Payment processing services costs were $78.3 million for the nine months ended September 30, 2022, compared to $50.9 million for the nine months ended September 30, 2021, an increase of $27.4 million or 53.8%. The increase in payment processing services costs is correlated with the increase in total payment volume of 39% over the same period.

Technology and Development

Technology and development expenses were $37.6 million for the nine months ended September 30, 2022, compared to $22.2 million for the nine months ended September 30, 2021, an increase of $15.4 million or 69.4%. The increase in technology and development cost was primarily driven by an increase in personnel costs, stock-based compensation expense, amortization expense, and software and hosting expenses. Personnel costs were $23.8 million for the nine months ended September 30, 2022, compared to $12.8 million for the nine months ended September 30, 2021, an increase of $11.0 million or 85.9%. The increase in personnel costs was primarily driven by an increase in headcount within our technology and development teams. Stock-based compensation expense was $4.2 million for the nine months ended September 30, 2022, compared to $2.0 million for the nine months ended September 30, 2021, an increase of $2.2 million or 110.0%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates. Amortization of intangible assets was $4.7 million for the nine months ended September 30, 2022, compared to $3.6 million for the nine months ended September 30, 2021, an increase of $1.1 million or 30.5%. The increase in amortization expense was due to acquired relationships related to the WPM and Cohort Go acquisitions. Software and hosting expenses were $3.3 million for the nine months ended September 30, 2022, compared to $2.8 million for the nine months ended September 30, 2021, an increase of $0.5 million or 17.9%. The increase in software and hosting expenses was primarily related to increased hosting fees based on payment volumes growth and additional software needs based on headcount growth.

Selling and Marketing

Selling and marketing expenses were $58.2 million for the nine months ended September 30, 2022, compared to $35.4 million for the nine months ended September 30, 2021, an increase of $22.8 million or 64.4%. The increase in selling and marketing expenses was primarily driven by an increase in personnel costs, professional fees, marketing costs, stock-based compensation expense, travel related expenses, amortization expense, and software and hosting expenses. Personnel costs were $33.0 million for the nine months ended September 30, 2022, compared to $22.5 million for the nine months ended September 30, 2021, an increase of $10.5 million or 46.7%. The increase in personnel costs was primarily driven by an increase in headcount within our selling and marketing teams and commissions earned on sales during the period. Professional fees were $7.2 million for the nine months ended September 30, 2022, compared to $2.6 million for the nine months ended September 30, 2021, an increase of $4.6 million or 176.9%. The increase in professional fees was due to increases in third party commissions and consulting fees. Marketing costs were $4.5 million for the nine months ended September 30, 2022, compared to $2.5 million for the nine months ended September 30, 2021, an increase of $2.0 million or 80.0%. The increase in marketing costs was due to increased marketing initiatives and hosted events. Stock-based compensation expense was $5.8 million for the nine months ended September 30, 2022, compared to $4.2 million for the nine months ended September 30, 2021, an increase of $1.6 million or 38.1%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates. Travel expenses were $1.7 million for the nine months ended September 30, 2022, compared to $0.3 million for the nine months ended September 30, 2021, an increase of $1.4 million or 466.7%. Higher travel expenses were due to increased client engagement and FlyMate collaboration. Amortization of intangible assets was $2.8 million for the nine months ended September 30, 2022, compared to $1.8 million for the nine months ended September 30, 2021, an increase of $1.0 million or 55.6%. The increase in amortization expense was due to acquired customer relationships related to the WPM and Cohort Go acquisitions. Software and hosting expenses were $1.4 million for the nine months ended September 30, 2022, compared to $0.8 million for the nine months ended September 30, 2021, an increase of $0.6 million or 75.0%. The increase in software and hosting expenses was primarily related to increased hosting fees based on payment volumes growth and additional software needs based on headcount growth.

General and Administrative Expenses

General and administrative expenses were $63.1 million for the nine months ended September 30, 2022, compared to $44.2 million for the nine months ended September 30, 2021, an increase of $18.9 million or 42.8%. The increase in general and administrative expenses was primarily driven by the increase in personnel costs, stock-based compensation expense, professional fees, general and administrative, other costs, software and hosting expenses, travel related expenses, and amortization expense, which was partially offset by a decrease in the fair value of contingent consideration expense. Personnel costs were $24.5 million for the nine months ended September 30, 2022, compared to $17.0 million for the nine months ended September 30, 2021, an increase of $7.5 million or 44.1%. The increase in personnel costs was primarily driven by an increase in headcount. Stock-based compensation expense was $12.5 million for the nine months ended September 30, 2022, compared to $9.4 million for the nine months ended September 30, 2021, an increase of $3.1 million or 33.0%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates. Professional fees were $8.0 million for the nine months ended September 30, 2022, compared to $5.0 million for the nine months ended September 30, 2021, an increase of $3.0 million or 60.0%. The increase in professional fees was due to increased legal and audit fees as a result of becoming a public company. General and administrative costs were $4.4 million for the nine months ended September 30, 2022, compared to $2.3 million for the nine months ended September 30, 2021, an increase of $2.1 million or 91.3%. The increase in general and administrative costs was primarily due to increased insurance costs as a public company, and additional insurance obligations incurred as a result of the WPM and Cohort Go acquisitions. Other costs were $3.0 million for the nine months ended September 30, 2022, compared to $1.6 million for the nine months ended September 30, 2021, an increase of $1.4 million or 87.5%. The increase in other costs was primarily due to indirect taxes recorded during the period. Software and hosting expenses were $4.0 million for the nine months ended September 30, 2022, compared to $2.6 million for the nine months ended September 30, 2021, an increase of $1.4 million or 53.8%. The increase in software and hosting expenses was primarily related to increased hosting fees based on payment volumes growth and additional software needs based on headcount growth. Travel expenses were $1.1 million for the nine months ended September 30, 2022, compared to $0.3 million for the nine months ended September 30, 2021, an increase of $0.8 million or 266.7%. Higher travel expenses were due to increased client engagement and FlyMate collaboration. Amortization of intangible assets was $1.7 million for the nine months ended September 30, 2022, compared to $1.2 million for the nine months ended September 30, 2021, an increase of $0.5 million or 41.7%.The increase in amortization expense was due to acquired customer relationships related to the WPM and Cohort Go acquisitions. The change in the fair value of contingent consideration related to acquisitions was $0.3 million for the nine months ended September 30, 2022, compared to $2.1 million for the nine months ended September 30, 2021, a decrease of $1.8 million or 85.7%.

Interest Expense

Interest expense was $0.9 million for the nine months ended September 30, 2022, compared to $1.8 million for the nine months ended September 30, 2021, a decrease of $0.9 million or 50.0%. During July 2021, we entered into a Revolving Credit Facility with three banks for a total commitment of $50.0 million. We drew $25.9 million on the Revolving Credit Facility and used the proceeds to early prepay our existing LSA of $25.0 million, which resulted in a new interest rate per year.

Change in Fair Value of Preferred Stock Warrant Liability

The fair value of preferred stock warrant liability was $0 for the nine months ended September, 2022, compared to $10.8 million for the nine months ended September 30, 2021, a decrease of $10.8 million or 100.0%. Upon the completion of our IPO, all preferred stock warrants were either fully exercised or converted to warrants to purchase common stock. As a result, we no longer recognize the change in fair value of preferred stock warrant liability in our condensed consolidated statements of operations and comprehensive (loss) income.

Other Income (Expense), net

Other income (expense), net, was $(13.6) million for the nine months ended September 30, 2022, compared to $(0.5) million for the nine months ended September 30, 2021, an increase of $(13.1) million. The increase was primarily the result of the remeasurement of foreign currency transactions, partially offset by an increase in interest income. Losses from the remeasurement of foreign currency transactions into their functional currencies were $15.1 million for the nine months ended September 30, 2022, compared to $0.6 million for the nine months ended September 30, 2021.

Provision for Income Taxes

The income tax expense was $2.9 million for the nine months ended September 30, 2022, compared to an income tax expense of $0.8 million for the nine months ended September 30, 2021, an increase of $2.1 million or 262.5%. The income tax expense for the nine months ended September 30, 2022 was primarily attributable to state and foreign taxes, while the income tax expense for the nine months ended September 30, 2021 was primarily attributable to foreign taxes. Our effective tax rate was (8.1)% for the nine months ended September 30, 2022 compared to (5.1)% for the nine months ended September 30, 2021.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through proceeds received from sales of equity securities, credit facilities and payments received from our clients as further detailed below.

In May 2021, we completed our IPO which resulted in aggregate net proceeds of $263.8 million, after underwriting discounts of $19.4 million and issuance costs of $4.9 million. As of September 30, 2022, our principal source of liquidity is cash, cash equivalents and restricted cash of $351.2 million. Cash equivalents is comprised primarily of money market funds.

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

The following table summarizes our contractual obligations as of September 30, 2022:

	Payments Due by Year
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
Operating lease obligations	$2,589	$1,615	$974	—	—
Debt obligations	25,939	—	25,939	—	—
Total	$28,528	$1,615	$26,913	—	—

Cash Flows

The following table sets forth a summary of our cash flow information for the periods presented.

	Nine Months Ended September 30,
(in millions)	2022	2021
Net cash (used in) provided by operating activities	$(27.7)	$24.8
Net cash used in investing activities	(22.6)	(5.3)
Net cash provided by financing activities	0.6	324.7
Effect of exchange rate changes on cash and cash equivalents	11.6	(0.1)
Net (decrease) increase in cash, cash equivalents and restricted cash.	$(38.1)	$344.1

Operating Activities

Net cash (used in) provided by operating activities consists of net loss adjusted for certain non-cash items and changes in other assets and liabilities.

During the nine months ended September 30, 2022, cash used in operating activities of $27.7 million was primarily the result of net loss of $38.2 million adjusted for non-cash expenses of $32.0 million, which primarily included stock-based compensation expenses of $22.5 million, depreciation and amortization of $9.2 million, and change in fair value of contingent consideration of $0.3 million, offset by $21.5 million related to changes in our operating assets and liabilities.

During the nine months ended September 30, 2021, cash provided by operating activities of $24.8 million was primarily the result of net loss of $16.8 million adjusted for non-cash expenses of $35.6 million, which primarily include stock-based compensation expenses of $15.5 million, change in fair value of preferred stock warrant liability of $10.8 million, depreciation and amortization of $6.6 million, and $5.9 million of cash generated from our change in operating assets and liabilities.

Investing Activities

During the nine months ended September 30, 2022, cash used in investing activities of $22.6 million was primarily the result of our acquisition of Cohort Go for purchase consideration of $16.9 million and the capitalization of internally developed software costs of $5.2 million.

During the nine months ended September 30, 2021, cash used in investing activities of $5.3 million was primarily the result of the capitalization of internally developed software costs of $4.6 million, acquisition of $0.3 million of other computer equipment, capitalization of leasehold improvement costs of $0.2 million, and acquisition of an asset of $0.1 million.

Financing Activities

During the nine months ended September 30, 2022, cash provided by financing activities of $0.6 million was the result of proceeds of $5.2 million from the exercise of stock options and proceeds of $1.3 million from the issuance of stock under the ESPP, offset by payments of contingent consideration of $3.3 million related to our acquisition of Simplee and payments of tax withholdings of $2.6 million for net settled option exercises.

During the nine months ended September 30, 2021, cash provided by financing activities of $324.6 million was primarily driven by the net proceeds of $263.8 million received from our IPO, net proceeds of $59.7 million received from the sale of preferred stock, net proceeds of $25.9 million from draw on our Revolving Credit facility and proceeds of $4.4 million from the exercise of stock options and warrants, offset by the payoff of $25.0 million related to our previously existing term loan, payments for contingent consideration of $3.8 million related to the acquisition of Simplee and issuance costs payment of $0.4 million related to our Revolving Credit Facility.

As of September 30, 2022 and 2021, we had $25.9 million of outstanding indebtedness under the Revolving Credit Facility. The proceeds of the Revolving Credit Facility were used to pay off the existing loan of $25.0 million. The Revolving Credit Facility consists of ABR loans or Eurodollar Borrowings, at our option. ABR loans bear interest at the ABR plus the applicable rate. Eurodollar Borrowings bear interest at the Adjusted LIBO Rate plus the applicable rate. The ABR rate is based on the greatest of (a) the Prime Rate (b) the Federal Funds Effective Rate plus 1/2 of 1% and (c) the Adjusted LIBO Rate for a one-month Interest Period plus 1%. The adjusted LIBO Rate is based on (a) the LIBO Rate multiplied by (b) the Statutory Reserve Rate. The applicable rate is based upon our liquidity as of the most recent consolidated financial information and ranges from 0.75% to 2.25%. The Revolving Credit Facility incurs a commitment fee ranging from 0.25% to 0.35% based upon our liquidity as of the most recent consolidated financial information assessed on the average undrawn portion of the available commitment. As of September 30, 2022, we have access to an additional $24.1 million of additional funds under the Revolving Credit Facility to draw in the future.

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

Our critical accounting policies and estimates are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Effective January 1, 2022, we changed our accounting policy for leases resulting from the adoption of ASC 842, Leases and subsequent related ASUs. There were no other material changes to policies during the nine months ended September 30, 2022.

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

Interest Rate Risk

Our Revolving Credit Facility consists of ABR loans or Eurodollar Borrowings, at our option. ABR loans bear interest at the ABR plus applicable rate. Eurodollar Borrowings bear interest at the Adjusted LIBO Rate plus the applicable rate. The ABR rate is based on the greatest of (a) the Prime Rate (b) the Federal Funds Effective Rate plus 1/2 of 1% and (c) the Adjusted LIBO Rate for a one-month Interest Period plus 1%. The adjusted LIBO Rate is based on (a) the LIBO Rate multiplied by (b) the Statutory Reserve Rate. The applicable rate is based upon our liquidity as of the most recent consolidated financial information and ranges from 0.75% to 2.25%. The Revolving Credit Facility incurs a commitment fee ranging from 0.25% to 0.35% based upon our liquidity as of the most recent consolidated financial information assessed on the average undrawn portion of the available commitment. As of September 30, 2022 and 2021, $25.9 million was outstanding under our Revolving Credit Facility. An immediate 10% increase or decrease in interest rates would not have a material effect on our financial position, results of operations or cash flows.

Foreign Currency Exchange Risk

For our cross-border payments, we have short term foreign currency exchange exposure, typically between one and four days. Our cross-border payment service allows our client’s customers to use their local currency to pay our clients. When a client’s customer books a cross-border payment in the customer’s local currency, we provide an amount to be paid to the client in that local currency based on the foreign exchange rate then in effect. The client’s customer then has a certain amount of time to complete payment—typically one to four days—that may differ depending on the payment method selected. When our client’s customer makes the payment and we process these funds to our clients through our global payment network, the actual exchange rate may differ from the exchange rate that was initially used to calculate the amount payable by the client’s customer due to foreign exchange rate fluctuations. The amount our client’s customers pay in their local currency is not adjusted for changes in foreign exchange rates between booking the transaction and the date the funds are paid and converted. If the value of the currency used by the client’s customer weakens relative to the currency in which funds are remitted to our clients, we may be required to cover the shortfall in remitted funds. This could have an unfavorable effect on our cash flows and operating results. We have been leveraging our in-house currency hedging algorithms since 2014, including entering into non-deliverable forward foreign currency contracts, to mitigate the volatility related to fluctuations in the foreign exchange rates.

Our cash flows and operating results may also be impacted by fluctuations in foreign currency exchange rates between the U.S. Dollar and various currencies, in particular the British Pound. The value of our revenue and profits in local currencies may be worth more or less in U.S. Dollars due to a strengthening or weakening, respectively, of those currencies against the U.S. Dollar. For the third quarter of 2022, as the U.S. Dollar strengthened against several currencies, including the British Pound, these foreign exchange impacts reduced our reported revenue in U.S. Dollars by over $5.0 million compared to the third quarter of 2021 on a constant currency basis.

Fluctuations in foreign currency exchange rates may also impact the value of assets and liabilities denominated in currencies other than the functional currencies of our entities. Our reporting currency and the functional currency of our subsidiaries, with the exception of our U.K. and Australian subsidiaries, is the U.S. Dollar. The functional currency for our U.K. and Australian subsidiaries is the local currency, or British Pound and Australian Dollar, respectively. Financial statements of our foreign subsidiaries are translated from local currency into U.S. Dollars using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates in effect during the period for revenue and expenses. Resulting translation adjustments are included as a component of accumulated other comprehensive loss in our consolidated balance sheets. Gains and losses from the remeasurement of foreign currencies into functional currencies are recognized as other income (expense), net in the consolidated statements of operations and comprehensive (loss) income. A potential change in foreign exchange rates of 10% from such remeasurement would have impacted income (loss) before income taxes by approximately $9.6 million and $10.8 million at September 30, 2022 and December 31, 2021, respectively.

Inflation Risk

We do not believe that inflation had a material effect on our cash flows and results of operations during the three or nine months ended September 30, 2022. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increase in prices of our product offerings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a- 15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We are exposed to fluctuations in foreign currency exchange rates that could materially and adversely affect our cash flows and results of operations.
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

We were incorporated in 2009 and have experienced net losses from our operations since inception. We generated net losses of $28.1 million and $11.1 million the years ended December 31, 2021 and 2020, respectively, and $38.2 million during the nine months ended September 30, 2022. In addition, as of September 30, 2022, we had an accumulated deficit of $164.1 million. We have experienced significant revenue growth in recent periods and we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our solutions, including introducing new functionality, and to expand our marketing programs and sales teams to drive new client adoption, expand strategic partner integrations, and support international and industry expansion. Our operating results are also impacted by the mix of our revenue generated from our different revenue sources, which include transaction revenue and platform and usage-based fee revenue. Changes in our revenue mix from quarter to quarter, including those derived from cross-border or domestic currency transactions, will impact our margins, and we may not be able to grow our revenue margin adequately to achieve or sustain profitability. In addition, the mix of payment methods utilized by our clients’ customers may have an impact on our margins given that our costs associated with certain payment methods, such as credit cards, are higher than other payment methods accepted by our solutions, such as bank transfers. We will also face increased compliance and security costs associated with growth, the expansion of our client base, and being a public company, especially as we transition to a large accelerated filer status as of December 31, 2022. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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
•
anticipate and respond to microeconomic and macroeconomic changes;
•
expand our solutions and geographic reach, including with respect to B2B and travel payments;
•
anticipate and effectively respond to changing trends and the preferences of clients and their customers;
•
compete effectively;
•
avoid interruptions in our business from IT downtime, cybersecurity breaches, or labor stoppages;
•
effectively manage our growth;
•
effectively manage foreign currency exchange risk;
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
•
the seasonality of our business;
•
failure to successfully manage or integrate any acquisitions, including our recent acquisitions of WPM and Cohort Go;
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

The COVID-19 global pandemic and related government, private sector and individual consumer responsive actions may adversely impact our FlyMates, strategic partners, and clients, which could adversely and materially impact our business, financial condition and results of operations.

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

In addition, the spread of COVID-19 and its multiple variants and sub-variants has caused us to modify our business practices, including restricting FlyMates' travel, implementing office closures, and, at times, having our FlyMates work remotely and canceling physical participation in meetings, events and conferences. We may take further actions in response to the continuing effects of the global pandemic as may be required by government authorities or as we determine are in the best interests of our FlyMates, clients and business partners. This has caused us to make modifications to some of our planned activities and has impacted some of our business development and marketing initiatives.

During the year ended December 31, 2020, we experienced periods of reduced payment volume in some of the industries we serve, including travel and education. Cross-border payment volumes were heavily impacted by the decline in travel as a result of the COVID-19 pandemic. During the year ended December 31, 2021, we observed a recovery in payment volumes in the industries we serve, including travel and education. The introduction of COVID-19 vaccines allowed for reopening of many higher education institutions to foreign students, and borders began to open for travel. The emergence of variants (most notably Delta and Omicron) and sub-variants has periodically slowed the reopening, and we will monitor new strains of COVID-19 as they are discovered. International cross-border transaction revenue represents a significant part of our revenue; international regulations and restrictions that inhibit cross-border travel and relocation of international students, such as the ongoing COVID-19 related restrictions in China that have slowed the growth of Chinese students studying in the U.S. and may have resulted in changes in Chinese student education destinations, have had and may continue to have an impact on our revenue growth. In addition, we may experience financial losses due to a number of operational factors, including:

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

Our offices are currently open for optional use by FlyMates, as allowed under national, state and local orders. While we have implemented what we believe to be a comprehensive protocol to ensure the safety and wellbeing of FlyMates returning to the office, including as required health screenings, physical changes to our floor layout, periodic testing and required proper personal protection equipment, these protocols may not be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

Our clients and their customers who are affected by the ongoing COVID-19 pandemic may continue to demonstrate changed behavior even after the COVID-19 outbreak has subsided. For example, colleges and universities may continue to rely on virtual courses as students may be hesitant to return to full social interaction, and we may continue to see reduced payment volume as economic worries continue, all of which may have adverse implications for our business. In addition, many of our clients who have historically depended upon a steady flow of international students (e.g., language schools) may have curtailed or suspended operations, or permanently closed. In our business model, subject to certain exceptions, we function as a merchant of record in connection with the receipt of payments by our clients’ customers, which subjects us to chargeback risk in the event a client’s customer cancels or otherwise does not receive the services for which such customer paid. Although our client contracts allow us to pass such chargeback risk to our client, if the client has gone out of business, we may be unable to collect on the chargeback and will bear the economic loss, which will negatively impact our business.

As a result, we may continue to experience materially adverse impacts to our business as a result of the global economic impact of the COVID-19 pandemic, including lower domestic and cross border spending trends, the availability of credit, adverse impacts on our liquidity, decreases in students traveling abroad in certain jurisdictions and any recessionary conditions that persist, and exacerbate many of the other known risks described in this section titled “Risk Factors”.

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

A majority of the total payment volume we have historically processed is cross-border payments denominated in many foreign currencies, which subjects us to foreign currency risk. The strengthening or weakening of the U.S. dollar versus these foreign currencies impacts the translation of our net revenues generated in these foreign currencies into the U.S. dollar. For example, for the third quarter of 2022, as the U.S. Dollar strengthened against several currencies, including the British Pound, these foreign exchange impacts reduced our reported revenue in U.S. dollars by over $5.0 million compared to the third quarter of 2021 on a constant currency basis. In connection with providing our solutions in multiple currencies, we may face financial exposure if we are unable to implement appropriate hedging strategies, negotiate beneficial foreign exchange rates, or as a result of fluctuations in foreign exchange rates between the times that we set them. We also have foreign exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. We also incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies, including the recent depreciation of the Russian ruble, could result in the dollar equivalent of our expenses being higher which may not be offset by additional revenue earned in the local currency. This could have a negative impact on our reported results of operations.

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
•
Declines in international student enrollment. The COVID-19 pandemic, ongoing COVID-19 mobility restrictions imposed by health authorities, and restrictions on immigration or the award of student visas can negatively impact the cross-border education industry, and schools that rely on foreign student populations, such as students originating from China, will be negatively affected or may cease operations.
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

With respect to the COVID-19 pandemic specifically, our 2020 financial results related to serving our existing travel clients and growing our client base in the travel sector were negatively impacted. During the year ended December 31, 2021, we witnessed recoveries in our financial results and growth in revenue and payment volumes in our travel payment vertical. While improvements have been noted, we are still experiencing impacts to our travel clients. We expect the continued effects of the COVID-19 pandemic, including the emergence and spread of variants or sub-variants of COVID-19, will continue to negatively impact our business throughout 2022, but the extent and duration of such impact in the long term is largely uncertain as it is dependent on future developments that cannot be accurately predicted at this time, including, but not limited to, the severity and transmission rate of the virus, global availability of vaccines and administration of vaccination, the rate of “herd immunity” and the extent and effectiveness of containment actions taken, including mobility restrictions, and the impact of these and other factors on travel behavior.

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

For the year ended December 31, 2021, we processed over $13.2 billion in payments on our solutions, compared to approximately $7.5 billion for the year ended December 31, 2020. For the nine months ended September 30, 2022, we processed approximately $14.0 billion in payments on our solutions. We have grown rapidly and seek to continue to grow, and our business is subject to the risk of financial losses as a result of chargebacks for client-related losses, credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors in our solutions. As a provider of accounts receivable and other payment solutions, we enable the transfer of funds to our clients from their customers. Software errors in our solutions and operational errors by our FlyMates and business partners may also expose us to losses.

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

Threats may derive from human error, fraud, or malice on the part of employees or third parties, or from accidental technological failure. For example, certain of our FlyMates have access to personal and sensitive data that could be used to commit identity theft or fraud. Concerns about security increase when we transmit information electronically because such transmissions can be subject to attack, interception, or loss. Also, computer viruses can be distributed and spread rapidly over the Internet and could infiltrate our systems or those of our contracted third parties. Denial of service or other attacks could be launched against us for a variety of purposes, including interfering with our solutions or to create a diversion for other malicious activities. These and other types of actions and attacks could disrupt our delivery of solutions or make them unavailable. Any such actions or attacks against us or our contracted third parties could impugn our reputation, force us to incur significant expenses in remediating the resulting impacts, expose us to uninsured liability, result in the loss of our bank sponsors or our ability to participate in the payment networks, increase our risk of regulatory scrutiny and the costs associated with such scrutiny, subject us to lawsuits, fines or sanctions, distract our management, or increase our costs of doing business.

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

Our risk management efforts may not be effective to prevent fraudulent activities by our customers, FlyMates or other third parties, which could expose us to material financial losses and liability and otherwise harm our business.

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

The techniques used to perpetrate fraud are continually evolving and we may not be able to identify all risks created by new solutions or functionality. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Furthermore, our risk management policies, procedures, techniques, and processes may contain errors or our FlyMates or agents may commit mistakes or errors in judgment as a result of which we may suffer large financial losses. The software-driven and highly automated nature of our solutions could enable criminals and those committing fraud to steal significant amounts of money accessing our solutions. As greater numbers of our clients' customers use our solutions, and we serve clients in industries that are at higher risk for fraudulent activity, our exposure to material risk losses from a single client, or from a small number of clients, will increase. In addition, our clients or their customers may suffer losses from acts of financial fraud by third parties posing as us through account takeover, credential harvesting, use of stolen identities and various other techniques, which could harm our reputation, consume significant time of our compliance, security and client relations teams to investigate and remediate, or prompt us to reimburse our clients for such losses in order to maintain client business relationships.

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
•
antitrust and competition regulations;
•
expanded compliance with potentially conflicting and changing laws of taxing jurisdictions where we conduct business and applicable U.S. tax laws as they relate to international operations, the complexity and adverse consequences of such tax laws, and potentially adverse tax consequences due to changes in such tax laws or levels of enforcement, including the recently enacted Inflation Reduction Act of 2022, which includes a minimum corporate tax which could result in an additional tax liability in a given year;
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

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use, and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising, and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm Leach Bliley Act, FERPA, HIPAA, and the now in question E.U.-U.S. and Swiss—U.S. Privacy Shield protections, as well as state laws relating to privacy and data security. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. For example, California enacted the California Consumer Protection Act (CCPA), which took effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, and broadly defines personal information. The CCPA creates new individual privacy rights for consumers (as that term is broadly defined) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to California consumers about its data collection, use and sharing practices, provide such consumers with ways to opt-out of certain sales or transfers of personal information, provides for civil penalties for violations, and allows for a new private right of action for data breaches that has resulted in an increase in data breach litigation. It remains unclear, however, how the CCPA will be interpreted. As currently written, it will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information. On August 24, 2022, the California Attorney General announced the entry of a final judgment enforcement action resulting in a fine and settlement under the CCPA, as the defendant was ordered to pay a $1.2 million penalty and, among other things, implement a monitoring and reporting program to demonstrate its ongoing compliance with the CCPA.

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

For example, the recently enacted Inflation Reduction Act of 2022 includes a minimum tax equal to fifteen percent of the adjusted financial statement income of certain corporations as well as a one percent excise tax on share buybacks, effective for tax years beginning in 2023. When effective, it is possible that the minimum tax could result in an additional tax liability over the regular federal corporate tax liability in a given year based on differences between book and taxable income (including as a result of temporary differences).

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

As of September 30, 2022, we had U.S. federal NOL carryforwards of approximately $126.3 million and state NOL carryforwards of approximately $171.7 million. The federal and material state NOL carryforwards will begin to expire in 2030 and 2022, respectively. In general, under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If it is determined that we have in the past experienced an ownership change including, but not limited to, as a result of our IPO, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. We are in the process of completing a Section 382 study. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We had a total of 104,275,796 shares of our voting common stock and 4,608,841 shares of our non-voting common stock outstanding as of September 30, 2022. Other than shares held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements, these shares of common stock generally are freely tradable without restrictions or further registration under the Securities Act.

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

As of September 30, 2022, our executive officers, directors and the holders of more than 5% of our outstanding voting and non-voting common stock, in the aggregate, beneficially owned approximately 22.6% of our voting and non-voting common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

In July 2022, we completed the acquisition of Cohort Go and paid to certain of the former stockholders of Cohort Go an aggregate of 200,314 shares of common stock (the Shares) as a portion of the purchase price. The Shares were issued to former stockholders that were not a “U.S. person”, as defined in Rule 902 of Regulation S under the Securities Act, or were an “accredited investor,” and the issuances exempt from the registration requirements of the Securities Act under Regulation S and Rule 506 of Regulation D, respectively. The certificates evidencing the Shares are endorsed with a restrictive Securities Act legend.

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

The IPO terminated after the sale of all securities registered pursuant to the Registration Statements. As of September 30, 2022, the net proceeds of our IPO are invested in money market funds, interest-bearing checking and deposit accounts. There has been no material change in the expected use of the net proceeds from our IPO as described in in our final prospectus, dated May 25, 2021, filed with the SEC pursuant to Rule 424(b) relating to our IPO.

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

FLYWIRE CORPORATION

Date: November 14, 2022	By:	/s/ Michael Massaro
Michael Massaro
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Michael Ellis
Michael Ellis
Chief Financial Officer
(Principal Financial and Accounting Officer)