Form 10-K
period 2022-12-31
Flywire Corp
filed 2023-03-10
CIK 1580560

z

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s mostly recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1,078,544,798 based upon the closing sale price of our voting common stock of $17.63 per share on that date. The voting and non-voting common stock held by each officer and director and by each person known to own in excess of 5% of aggregate outstanding shares of our voting and non-voting common stock has been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 2023, the registrant had 108,144,702 shares of voting common stock, $0.0001 par value per share, outstanding and 1,873,320 shares of non-voting common stock $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2023 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part III of this Form 10-K.

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
•
political, economic, foreign currency exchange rate, inflation, legal, social and health risks, including the ongoing effects of the COVID-19 pandemic and subsequent public health measures that may affect our business or the global economy;
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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Other sections of this Annual Report on Form 10-K may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

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

Unless otherwise noted or unless the context provides otherwise, all references in this Annual Report on Form 10-K to our “common stock” refer to our voting common stock.

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
•
Vertical-Specific Software Backed by Deep Industry Expertise. We go beyond payments by offering seamless integration of our software within our clients’ existing operating workflows and IT infrastructure. Our team, with decades of industry and domain expertise, designed our cloud-based software to be highly scalable across the types of clients we serve, aiming to solve unique payments and accounts receivable challenges of education, healthcare, travel, and B2B. For example, we have launched over 8,000 client payment portals, each built on our shared payments platform and global payment network but tailored to our clients’ brands and needs. In addition, our software solutions include interactive dashboards to manage payments, reporting tools to streamline reconciliation and customer communication tools to personalize and digitize engagement. This enables us to be a hub of omni-channel connectivity, augmenting the relationship between our clients and their customers.

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

The benefits of our flywheel are visible in the significant scale we have achieved to date. As of December 31, 2022, we serve over 3,100 clients around the world. In education, we serve more than 2,300 institutions. In healthcare, we serve more than 80 healthcare systems, including four of the top 10 healthcare systems in the United States ranked by hospital size. In our newer payment verticals of travel and B2B, we have a growing portfolio of more than 600 clients.

Our business model is designed to encourage rapid, widespread utilization of our solutions. We enable our clients to scale the use of Flywire to an unlimited number of customers with favorable unit economics. For the years ended December 31, 2022 and 2021, we enabled approximately $18.1 billion and $13.2 billion, respectively, of total payment volume across more than 140 currencies.

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

We also reach clients through our direct channel. Our domain-experienced sales and relationship management teams bring vertical expertise and regional and local reach that drives high dollar-based net retention. For the year ended December 31, 2022, our annual net dollar-based retention rate was approximately 124%. For the year ended December 31, 2021, our annual net dollar-based retention rate was approximately 140%. For the year ended December 31, 2020, despite the impact of the COVID-19 pandemic on our clients and the industries we serve, our annual net dollar-based retention rate was approximately 100%. In addition, our client and customer service combines high-tech and high-touch functions backed by 24x7 multilingual customer support, resulting in high client and customer satisfaction. For the year ended December 31, 2022, we had a net promoter score (NPS) of 62, which exceeds the average NPS of traditional financial institutions.

We have grown rapidly since our founding. We generated revenue of $289.4 million, $201.1 million and $131.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, and incurred net losses of $39.3 million, $28.1 million and $11.1 million, respectively for those same years. In July 2022, we acquired Cohort Solutions Pty Ltd. (Cohort Go), an Australian-based education payments provider that simplifies the student recruitment process by bringing together students, agents and essential student services such as health insurance into one platform. In December 2021, we acquired WPM Group Ltd. (WPM), a leading software provider that enables seamless and secure payment experiences for universities and colleges across the U.K. In February 2020, we acquired Simplificare Inc. (Simplee), a provider of healthcare payment and collections software.

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

For the years ended December 31, 2022 and 2021, we enabled approximately $18.1 billion and $13.2 billion, respectively, in total payment volume across multiple payment types, including local bank transfer, credit, debit and other alternative payment methods such as Alipay, Boleto, PayPal / Venmo, and Trustly. The majority of our payment volume is not card related and is completed over our global payment network. This reflects the myriad of payment options enabled by our global payment network that are critical for the larger, more complex payments that we handle.

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

We believe our receive-side network sets us apart. Flywire clients, no matter the vertical or market they are in, can receive a single daily payment in their preferred currency that aggregates and reconciles all their customer payments made via Flywire from around the globe—across approximately 4,000 geographic corridors for 2022 representing transaction flows between payers and payees.

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

Specific features of our vertical-specific software include:

•
Vertical-specific digital workflows. We help our clients automate the accounts receivable process from creation of an invoice to delivery to the customer, to receipt of funds and synchronization back to their ERP system. In these workflows, we provide enhanced capabilities that improve customer satisfaction and may increase the collectability of amounts owed (e.g., offering patients of a health system the option to create a payment plan if they are unwilling or unable to pay their full amount due in a single payment). We provide timely status updates of financial inflows and outflows by indicating when invoices are delivered, opened, and paid. Our robust reporting tools provide our clients with a real time overview of their business’ payments profile.
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

Many industries still lack the digital payments infrastructure that is necessary to meet customer demand and solve operational inefficiencies. For example, the majority of healthcare payments are still made by check. Likewise, in education, budget shortfalls, along with rising tuition costs, have added financial strain and created collections problems.

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

Our Growth Strategy

We believe we have a significant opportunity to build on our success and momentum to date. The key elements of our growth strategy include:

Expand Our Client Reach

•
Grow with existing clients. We intend to continue to become a more integral part of our clients’ businesses as the number of our clients’ customers who utilize our solutions increases. Our track record of organic growth with our clients is demonstrated by our three-year average annual net dollar-based retention rate, which was approximately 121% for the years ended December 31, 2020 through December 31, 2022. As our clients transform and digitize their operational workflows, we plan to encourage them to add additional solutions, such as tailored invoicing, payment plans, and eStore marketplace.
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

Pursue Strategic and Value-Enhancing Acquisitions

We intend to continue to complement and accelerate our organic growth strategies through acquisitions. We have a successful record of identifying, executing, and integrating acquisitions, and we intend to continue to pursue acquisitions through a highly disciplined approach. We also have the scale to be an attractive and reputable consolidator in the payments markets as evidenced by our ability to retain nearly all of the clients and employees from our Simplee, WPM and Cohort Go acquisitions. We believe our approach and breadth of experience in integrating culturally-aligned businesses position us to maximize the value we derive from future acquisitions.

Our Flywire Culture and Team

As an organization, our culture is founded on our shared experiences, unique and diverse backgrounds, and belief in our mission to deliver on the most important and complex payments. As a collective team of approximately 1,000 full-time employees and contractors, who Flywire calls FlyMates, we strive for excellence as one team, guided by our core values, including:

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

Our leadership team defines our culture and strategy and collectively has decades of experience leading companies through rapid growth at scale. Representing approximately 40 nationalities and spoken languages, our diverse team of FlyMates deliver critical domain expertise and regionally tailored skill sets to our clients 24x7. We believe our team’s relentless client focus and adherence to our shared values are evident in our 2022 NPS of 62, and will continue to define our future success.

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

Our Compliance and Risk Management Foundation

We have a dedicated compliance and risk management function. We have implemented the practices to help us protect our business and assure our clients and payment partners that our processes are compliant and meet or exceed their exacting standards, including advanced and agile practices for risk governance and a monitoring program that leverages key data inputs and software. We have robust AML, suspicious activity reports (SARs) and client KYC procedures. We also devote considerable resources to our data and cyber security. In addition, we possess key certifications across the verticals we serve, which we believe is an important aspect of why our clients choose to work with us. These audit-tested certifications and risk program features, which in many cases apply with specificity to the verticals we serve, include: third party certifications for Service Organization Control 2 (both SOC 1, Type II and SOC 2, Type II), Payment Card Industry Data Security Standard (PCI DSS), and Americans with Disabilities Act (ADA) compliance, as well as systems and processes designed to ensure compliance with the General Data Protection Regulation (GDPR) in Europe, the Data Security Law and Personal Information Protection Law in China, the California Consumer Protection Act (CCPA), the Personal Information Protection and Electronic Documents Act in Canada, Family Educational Rights and Privacy Act (FERPA), and Health Insurance Portability and Accountability Act (HIPAA), among others.

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
•
Dedicated, experienced and globally dispersed risk, information/physical security and internal audit function. We have consistently maintained a dedicated risk and security team – led by our Chief Information Security Officer – that is global in nature and devises and supports Flywire’s strategy of risk reduction and business process and information protection excellence by assuring confidentiality, integrity and availability of electronic information. We have also developed an internal audit program utilizing internal and external auditors focused on policies and processes, testing our controls, and reporting on a regular basis to our Audit Committee. Among the focal points are the risk and security program areas:
o
risk mitigation through outreach, awareness, assessment, policy development and adoption of best practices;
o
building and maintaining secure access protocols and network architecture;
o
monitoring of networks and systems to protect against, detect and eradicate malicious activity and ensure regulatory compliance;
o
managing continuity of operations planning for critical information systems;

o
responding to security breaches to contain incidents and improve protocols;
o
regulatory “horizon scanning” and managing and enforcing compliance with global regulations (Sarbanes-Oxley, FERPA, HIPAA, GDPR, ADA and others);
o
managing physical security, health and safety (office, business travel and FlyMates);
o
developing and enforcing our vendor due diligence program; and
o
responding to external audits and law enforcement enquiries, conducting internal investigations, and maintaining audit-tested risk and security certifications.

To support these areas of focus, our risk and security team has developed a foundation resting on an appropriate governance and policy structure, robust and scalable security architecture and solutions, and an expansive and continuous cyber security and incident response framework. In addition, we have FlyMates in the compliance and risk management function located around the world where we have operations to address the needs of the business in real-time.

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

Intellectual Property

We protect our intellectual property through a combination of trademark, copyright, and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights both domestically and abroad. These laws, procedures and restrictions provide only limited protection. We endeavor to enter into agreements with our FlyMates, consultants and contractors and with parties with whom we do business in order to acquire intellectual property rights developed as a result of service to Flywire, as well as to limit access to and disclosure of our proprietary information.

We actively pursue registration of our trademarks, logos, service marks, trade dress, and domain names in the United States and in other jurisdictions. As of December 31, 2022, we had 106 registered trademarks and trademark applications, and were the registered holder of a variety of U.S. and international domain names.

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

With respect to the money transmission licenses we maintain in U.S. jurisdictions, we are subjected to, among other things, record-keeping requirements, reporting requirements, bonding requirements, limitations on the investment of customer funds, and examination by state regulatory agencies. Any actual or perceived failure to comply with legal and regulatory requirements related to our money transmitter licenses may result in, among other things, revocation of required licenses, regulatory or governmental investigations, administrative enforcement actions, civil and criminal liability, and constraints on our ability to continue to operate.

Similar regulatory requirements exist in other markets where we do business. For example, local Flywire entities are licensed as Authorised Payments Institutions in each of the United Kingdom (U.K.) (regulated by the Financial Conduct Authority (FCA)) and Lithuania (regulated by the Bank of Lithuania (BOL)), and Australia (regulated by the Australian

Securities & Investments Commission (ASIC)). In addition, we have secured in-principle approval for a Major Payment Institution license from the Monetary Authority of Singapore (MAS). When serving clients in these regulated markets, we are generally required to implement governance structures, AML and CFT programs and KYC standards that are different from those in the U.S., and which incorporate local or European Economic Area (EEA) requirements. The FCA in particular has been an active regulator, and as a result of Brexit, we were able to both obtain a license from the BOL and continue to serve our EEA clients through the “passporting” principle without any interruption of service. In other non-U.S. markets, we are able to serve clients in locations that either do not require Flywire to obtain a license or pursuant to a specific exemption issued by the applicable regulator.

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

As a reaction to data security concerns, the Australian parliament recently approved a bill to amend the country's privacy legislation, significantly increasing the maximum penalties for companies and data controllers who suffer large-scale data breaches to the greater of: (i) AU$50 million, (ii) three times the value of any benefit obtained through the misuse of information, and (iii) 30% of a company's adjusted turnover in the relevant period. Previously, the penalty for severe data exposures was AU$2.22 million, considered by the current parliament to be wholly inadequate to incentivize companies to improve their data security mechanisms. The Office of the Australian Information Commissioner will have new regulatory tools and flexibility that should, together with an ongoing focus on funding, see a more proactive regulator with capacity and capability to investigate and litigate more privacy incidents in Australia.

We have taken steps to address compliance obligations that apply to us under the Amended APPI, the DSL, the PIPL and Australian data security laws but cannot assure you that such steps will be effective, and we may face the risk of increased costs, liability and loss of business.

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

Human Capital and Employees

As of December 31, 2022, we had approximately 1,000 full-time FlyMates. We also engage part-time and temporary FlyMates, as well as consultants as needed to support our operations. As an organization, our culture is founded on our shared experiences, unique and diverse backgrounds, and belief in our mission to deliver on the most important and complex payments. Our leadership team defines our culture and strategy and collectively has decades of experience leading companies through rapid growth at scale.

None of our FlyMates are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our FlyMates to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional FlyMates. The principal purposes of our equity incentive plans are to attract, retain and motivate selected FlyMates, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

Our Values

At Flywire, we commit to encourage and reward behaviors that are consistent with our culture, which is founded on our shared experiences, unique and diverse backgrounds, and belief in our mission to deliver on the most important and complex payments. We seek to hold each other accountable when behaviors do not support the culture we aspire to. Our values include:

•
Global Collaboration. We believe in teamwork and that together we are greater than the sum of individual FlyMates, across experience, location and position. We seek to understand and embrace everyone’s uniqueness, and leverage the power of our FlyMates and clients’ and their customers’ cultural differences and perspectives to create value.
•
Authenticity. We value integrity, honesty, and kindness. We believe in staying true to oneself, being courageous enough to share your voice and humble enough to admit when you are wrong. Above all, we strive for sincerity and encourage both giving and receiving feedback.
•
Fulfillment. We recognize that fulfillment comes from personal and professional satisfaction, from bringing our whole selves to work. It is understanding what ignites our individual passions and gets us excited, while being inclusive and knowing that this is different for everyone. We believe that by engaging with the wider community, giving back and contributing, our greater purpose is fulfilled.
•
Execution. We aim to take calculated, sensible risks and make smart decisions quickly to accomplish our objectives. We are helpful and supportive of each other, yet we hold each other accountable to delivering with a sense of urgency in all that we do.

•
Ambitious Innovation. We continuously look for ways to deliver more and new value to our clients and their customers, partners and people. We are leaders not followers, curious and open-minded, and we recognize there is always room for improvement and strive for excellence and welcome new ideas.
•
Evolved Learning. The importance of actively listening, questioning, challenging, and accepting is not lost on us. We are a learning organization, eager to expand as individuals, as teams and as a company. We live by the knowledge that there is no endpoint to learning, that there is always room for growth.

We define our values by the virtues and behaviors that shape them, as these values guide us in all that we do: in hiring, performance, and day-to-day interactions with both FlyMates and our clients and their customers.

Environmental, Social and Governance (ESG) Report

In December 2022, we released our inaugural ESG report, our first comprehensive summary of how we integrate social good initiatives into our business strategy. The report provides baseline metrics as well as a detailed overview of the core tenets of our ESG program, which are shaped by many defining principles - from social impact and community engagement, to diversity, equity and inclusion (DE&I), and much more. Our ESG report is based on global best practices, and aligns with metrics set forth by the Sustainability Accounting Standards Boards (SASB) standards as well as the Global Reporting Initiative (GRI) standards.

Our report details the company’s investments across the following ESG disciplines, including:

•
Affordability and accessibility: Flywire’s payments technology and software enables payers to set up payment plans, helping to make high-value transactions like medical bills and education expenses more accessible and affordable.
•
Diversity, equity and inclusion: Flywire employees represent 40 nationalities and more than 35 spoken languages. Our Employee Resource Groups, including Flywire Pride, FlyBlack, Women of Flywire and Flywire Globals, are devoted to promoting our DE&I mission.
•
Career development and training: In 2022, FlyMates spent more than 2,900 hours on company-sponsored career development and training programs. These initiatives are available to all FlyMates, including part-time and contract employees.
•
Social impact and community engagement: A cornerstone of Flywire’s social impact and community engagement efforts is The Flywire Charitable Foundation, which has tripled in size since its inception in 2020.
•
Data privacy, security and compliance: Flywire’s dedicated compliance and risk management function, overseen by our Chief Compliance Officer and Chief Information Security Officer with Board-level oversight, has been built over more than a decade, providing payers and clients confidence in our solutions.
•
Governance and ethics: Flywire is committed to ethical and compliant business practices and good corporate governance for the long-term success of our company and stakeholders. We have a Code of Conduct that is actively enforced and mandatory training across a spectrum of important topics, ranging from anti-money laundering to sexual harassment to information security best practices.
•
Environmental sustainability: Flywire conducted our first greenhouse gas emissions audit, over our own operations and our most significant value-chain emissions with a vision to reduce our carbon-intensive activities and improve overall energy efficiencies. Our baseline inventory includes Scope 2 and Scope 3 emissions from purchased electricity, purchased goods and services (cloud services only), business travel and employee commuting and telework.

In the past year, we have reinforced our commitment to ESG by:

•
Codifying ESG as a strategic priority and establishing new management and oversight of ESG priorities. The Nominating and Corporate Governance Committee of Flywire’s Board of Directors is responsible for the oversight of company ESG initiatives, supported by Co-Executive Sponsors and a cross-functional task force of employees that comprise the ESG disclosure committee.
•
Establishing a Center of Expertise for Diversity, Equity & Inclusion (DE&I) to better serve our diverse, global community of FlyMates where they live and work, and to deliver inclusive and compelling experiences that engage and care for FlyMates.

•
Enhancing our career development and skills training policies by offering new programs focused on enriching FlyMates’ careers and growing them both personally and professionally.
•
Maximizing our social impact initiatives both through the third annual scholarship program administered by The Flywire Charitable Foundation, and through purposeful philanthropy to non-profit organizations around the world.

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

Available Information

We make available free of charge, on our website (www.flywire.com), our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Investors, the media, and others should note that we intend to announce material information to the public through filings with the SEC, the investor relations page on our website (https://ir.flywire.com), blog posts on our website, press releases, public conference calls, webcasts, and social media channels, including our Twitter feed (@flywire) and LinkedIn page (https://www.linkedin.com/company/flywire).

The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website. The contents of the websites provided above are not incorporated into this filing or in any other report or document we file with the SEC. These website addresses are intended to be inactive textual references only.

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

Risk Factors Summary

The summary of risks below is intended to provide an overview of the risks we face and should not be considered a substitute for the more fulsome risk factors discussed immediately following this summary.

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
•
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

We were incorporated in 2009 and have experienced net losses from our operations since inception. We generated net losses of $39.3 million, $28.1 million and $11.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. In addition, as of December 31, 2022, we had an accumulated deficit of $165.2 million. We have experienced significant revenue growth in recent periods and we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our solutions, including introducing new functionality, and to expand our marketing programs and sales teams to drive new client adoption, expand strategic partner integrations, and support international and industry expansion. Our operating results are also impacted by the mix of our revenue generated from our different revenue sources, which include transaction revenue and platform and usage-based fee revenue. Changes in our revenue mix from quarter to quarter, including those derived from cross-border or domestic currency transactions, will impact our margins, and we may not be able to grow our revenue margin adequately to achieve or sustain profitability. In addition, the mix of payment methods utilized by our clients’ customers may have an impact on our margins given that our costs associated with certain payment methods, such as credit cards, are higher than other payment methods accepted by our solutions, such as bank transfers. Due to the cross-border nature of much of our business, fluctuations in foreign currency exchange rates, slowdowns in international mobility and other regional considerations may affect our operating results. We will also face increased compliance and security costs associated with growth, the expansion of our client base, and being a public company, including our transition to a large accelerated filer status as of December 31, 2022. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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
•
compete effectively;
•
avoid interruptions in our business from information technology (IT) downtime, cybersecurity breaches, or labor stoppages;
•
effectively manage our growth;
•
effectively manage foreign currency exchange risk;
•
hire, integrate, and retain talented people at all levels of our organization;
•
maintain the quality of our technology infrastructure;
•
compliance with multiple, conflicting and changing governmental laws and regulations, including with respect to employment, tax, competition, COVID-19 and ESG matters;
•
global pandemics, such as COVID-19, or other public health emergencies;
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

To increase our revenue, in addition to acquiring new clients, we must continue to retain existing clients, increase the volume of payments made by our clients’ customers and sell additional functionality to our clients. We expect to derive a significant portion of our revenue from the renewal of existing clients’ contracts and sales of additional features and solutions to existing clients. As the market for our solutions matures, solutions evolve, and competitors introduce lower cost or differentiated products or services that are perceived to compete with our solutions, our ability to attract (and our clients’ ability to attract) new customers and maintain our current client base and clients’ customer usage could be hindered. As a result, we may be unable to retain existing clients or increase the usage of our solutions by them or their customers, which would have an adverse effect on our business, revenue, gross profit, gross margins, and other operating results, and accordingly, on the trading price of our common stock.

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
•
the seasonality of our business;
•
failure to successfully manage or integrate any acquisitions, including our acquisitions of Simplee, WPM and Cohort Go;
•
the outcome or publicity surrounding any pending or threatened lawsuits;
•
general economic and political conditions in our domestic and international markets, including inflation and fluctuations in supply chains;
•
changes in the level of scrutiny applied by regulators and investors on our ESG program;
•
unexpected events, including those resulting from climate change or geopolitical events;
•
expected or actual extended federal government shutdowns, partisan gridlock that results in the inability of Congress to take action or changes to government, which among other things could impact visa issuances and educational financial aid payments; and
•
global pandemics, such as COVID-19, or other public health emergencies and the responses thereto.

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

A majority of the total payment volume we have historically processed is cross-border payments denominated in many foreign currencies, which subjects us to foreign currency risk. The strengthening or weakening of the U.S. dollar versus these foreign currencies impacts the translation of our net revenues generated in these foreign currencies into the

U.S. dollar. For example, for 2022, as the U.S. Dollar strengthened against several currencies, including the British Pound, these foreign exchange impacts reduced our reported revenue in U.S. dollars by over $14.2 million compared to 2021 on a constant currency basis. In connection with providing our solutions in multiple currencies, we may face financial exposure if we are unable to implement appropriate hedging strategies, negotiate beneficial foreign exchange rates, or as a result of fluctuations in foreign exchange rates between the times that we set them. We also have foreign exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. We also incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies, including the recent depreciation of the Russian ruble, could result in the dollar equivalent of our expenses being higher which may not be offset by additional revenue earned in the local currency. This could have a negative impact on our reported results of operations.

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

As our international operations continue to grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk, such as using foreign currency forward and option contracts to hedge certain exposures to fluctuations in foreign currency exchange rates. Our use of such hedging practices may not offset any, or more than a portion, of the adverse effects of unfavorable movements in foreign exchange rates. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international operations, and the strengthening U.S. dollar could slow international demand as solutions priced in the U.S. dollar become more expensive.

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
•
Changing perceptions about in-person classes. Students may reject the opportunity to attend courses in person, when online or virtual classes are offered as an option, due to growing familiarity and perceived convenience of remote learning, the COVID-19 pandemic or a lower price point for online classes.
•
Our clients’ rankings, reputation and marketing efforts strongly affect enrollments, none of which we control. If we fail to maintain or add clients with strong, stable reputations and rankings, they will fail to achieve consistent enrollments.
•
Declines in international student enrollment. The COVID-19 pandemic, including the emergence of variants and sub-variants, the ongoing COVID-19 mobility restrictions imposed by health authorities, and restrictions on immigration or the award of student visas can negatively impact the cross-border education industry, and schools that rely on foreign student populations, will be negatively affected or may cease operations.
•
General economic conditions. Any contraction in the economy could be expected to reduce enrollment in higher education, whether by reducing funding, reducing corporate allowances for continuing education, general reductions in employment or savings or other factors.

International cross-border transaction revenue represents a significant part of our revenue; international regulations and restrictions that inhibit cross-border travel and relocation of international students, as well as ongoing political friction between China and the U.S. that have slowed the growth of Chinese students studying in the U.S. and may have resulted in changes in Chinese student education destinations, have had and may continue to have an impact on our revenue growth.

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

Events like regional or larger scale conflicts, war or other military conflict, including the conflict between Russia and Ukraine, terrorist attacks, mass shooting incidents, natural disasters, such as hurricanes, earthquakes, fires, droughts, floods and volcanic activity, including events resulting from climate change, and travel-related health events, such as the COVID-19 pandemic, have a negative impact on the travel industry and affect travelers’ behavior by limiting their ability or willingness to visit certain locations. In addition, the travel industry can be negatively impacted by adverse economic conditions in the United States and globally, including economic slowdown and inflation. We are not in a position to evaluate the net effect of these circumstances on our business as these events are largely unpredictable; however, we believe there has been negative impact to our business due to such events. Furthermore, in the longer term, our business might be negatively affected by financial pressures on or changes to the travel industry. For example, certain jurisdictions, particularly in Europe, are considering regulations intended to address the issue of “overtourism” including by restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas, such as by restricting construction of new hotels or the renting of homes or apartments. Such regulations could adversely affect travel and the volume of travel related payments that we process for our clients. The United States has implemented or proposed, or is considering, various travel restrictions and actions that could affect U.S. trade policy or practices, which could also adversely affect travel to or from the United States. If such events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business. The payment volume and resulting revenue from our travel vertical represents less than 10% of our total payment volume and revenue. Because we seek to grow the payment volume and the revenue from this vertical in the future, failure to grow our payment volume and resulting revenue from this industry, may have an adverse effect on our business, operating results and financial condition.

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

With respect to the COVID-19 pandemic specifically, our 2020 financial results related to serving our existing travel clients and growing our client base in the travel sector were negatively impacted. During the years ended December 31, 2021 and 2022, we witnessed recoveries in our financial results and growth in revenue and payment volumes in our travel payment vertical. While improvements have been noted, we are still experiencing impacts to our travel clients. We expect the continued effects of the COVID-19 pandemic, including the emergence and spread of variants or sub-variants of COVID-19, may continue to negatively impact our business throughout 2023, but the extent and duration of such impact in the long term is largely uncertain as it is dependent on future developments that cannot be accurately predicted at this time, including, but not limited to, the emergence of variants and sub-variants, international regulations and restrictions that inhibit cross-border travel, global availability of vaccines and administration of vaccination, the rate of “herd immunity”, and the impact of these and other factors on travel behavior. Our clients and their customers who are affected by the ongoing COVID-19 pandemic may continue to demonstrate changed behavior even after the COVID-19 outbreak has subsided.

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

As we seek to continue to expand our business, our overall performance will depend in part on worldwide economic and geopolitical conditions. Economies domestically and internationally have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, employment pressures in services sectors, volatility in credit, equity and foreign exchange markets, bankruptcies and outbreaks of variants of COVID-19, as well as war, terrorist activity, political or social unrest, civil strife and other geopolitical uncertainty, including the effects of ongoing United States-China diplomatic and trade friction and social unrest in China, and the resulting impact on business continuity and travel, supply chain disruptions, inflation, security issues, and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. To the extent that inflationary pressures and other global factors lead to an economic recession, demand for our solutions, our business and financial condition could be negatively impacted.

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

We are actively monitoring the situation in Ukraine and assessing its impact on our business, but to date have not experienced any material impact. We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time. As the adverse effects of this conflict continue to develop and potentially spread, both in Europe and through the rest of the world, our customers, and customer behavior, may be negatively impacted, which could negatively affect sales and sales cycles and overall demand for our solutions. Further or prolonged impacts on the global economy could also cause businesses to curtail business expenses, which could hinder our ability to attract new clients or result in a decrease in payment volume. It is not possible to predict the ultimate broader consequences of this conflict and any of the abovementioned factors could have a material adverse effect on our business, financial condition and results of operations, particularly to the extent the conflict escalates to involve additional countries, further economic sanctions and wider military conflict. Any such disruptions could also magnify the impact of other risks described in this Annual Report on Form 10-K.

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

For the year ended December 31, 2022, we processed over $18.1 billion in payments on our solutions, compared to over $13.2 billion for the year ended December 31, 2021, and approximately $7.5 billion for the year ended December 31, 2020. We have grown rapidly and seek to continue to grow, and our business is subject to the risk of financial losses as a result of chargebacks for client-related losses, credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors in our solutions. As a provider of accounts receivable and other payment solutions, we enable the transfer of funds to our clients from their customers. Software errors in our solutions and operational errors by our FlyMates and business partners may also expose us to losses. In our business model, subject to certain exceptions, we function as a merchant of record in connection with the receipt of payments by our clients’ customers, which subjects us to chargeback risk in the event a client’s customer cancels or otherwise does not receive the services for which such customer paid. Although our client contracts allow us to pass such chargeback risk to our client, if the client has gone out of business, we may be unable to collect on the chargeback and will bear the economic loss, which will negatively impact our business.

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

Cyberattacks and security vulnerabilities can disrupt our business and harm our competitive position.

Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Providers of payment and accounts receivable software have frequently been targeted by such attacks and due to the war in the Ukraine and continued political uncertainty involving Russia and Ukraine and potentially other regions of Europe, there is an increased likelihood that escalation of tensions could result in cyberattacks that could either directly or indirectly impact our operations. Because of this, we face additional cybersecurity challenges, including threats to our own IT infrastructure or those of our clients, our customers’ clients, and/or third-party providers, that may take a variety of forms ranging from stolen bank accounts, business email compromise, client employee fraud, account takeover, or check fraud, to “mega breaches” targeted against payment and accounts receivable software, which could be initiated by individual or groups of hackers or sophisticated cyber criminals using any of the methods described above. A cybersecurity incident or breach could result in disclosure of confidential information and intellectual property, or cause production downtimes and compromised data. We have in the past experienced cybersecurity incidents of limited scale, and we may in the future experience other data security incidents or breaches affecting personally identifiable information or other confidential business information. We may be unable to anticipate or prevent techniques used in the future to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. As we increase our client base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our clients’ (or our clients’ customers’) data.

Our business policies and internal security controls may not keep pace with these evolving threats. Despite the internal control measures, and security procedures we employ to safeguard our systems, we may still be vulnerable to a security breach, intrusion, or loss or theft of personal or sensitive data, which may harm our business, reputation and future financial results. The lost revenue and containment, remediation, investigation, legal and other costs could be significant and may exceed our insurance policy limits or may not be covered by insurance at all. Further, we may be subject to regulatory enforcement actions and litigation that could result in financial judgments or the payment of settlement amounts and disputes with insurance carriers concerning coverage. In addition, sufficient insurance coverage may become increasingly expensive to maintain as incidents increase globally.

Our risk management efforts may not be effective to prevent fraudulent activities by our customers, FlyMates or other third parties, which could expose us to material financial losses and liability and otherwise harm our business.

Our software provides payment facilitation solutions for a large number of our clients and their customers. We are responsible for performing KYC reviews of our clients, sanctions screening their customers, and monitoring transactions for fraud. We have been and may continue to be targeted by parties who seek to commit acts of financial fraud using techniques such as stolen identities and bank accounts, compromised business email accounts, employee or insider fraud, account takeover, false applications, and fake invoicing. We may suffer losses from acts of financial fraud committed by our clients, our clients’ customers and purported customers, our FlyMates and payment partners or third parties.

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

Although more customers and partners have relaxed restrictions imposed in response to the COVID-19 pandemic, many enterprises continue to restrict travel, limit availability of in person meetings and maintain other restrictions that could make the sales process more lengthy and difficult. In addition, sales and sale cycles may be based in part or entirely on factors, or perceived factors, not directly related to the features of our solutions, including, among others, a client or prospective client’s projection of business growth, uncertainty about economic conditions (including as a result of the COVID-19 outbreak, increased inflationary conditions, recession concerns and the escalation of hostilities between Russia and Ukraine), capital budgets, anticipated cost savings from the implementation of our solution, potential preference for internally-developed software solutions, perceptions about our business and solutions, more favorable terms offered by potential competitors, and previous technology investments. Mid-market and large enterprises tend to have more complex operating environments than smaller businesses, making it often more difficult and time-consuming for us to demonstrate the value of our solutions to prospective clients. The decision to use our solutions may also be an enterprise-wide decision, and require us to provide greater levels of education regarding the use and benefits of our solutions, which may result in additional time, effort, and money spent on our sales cycle without any assurance that our efforts will be successful in generating any sales. Often, major hospital systems and national or state higher education systems will solicit service offers by issuing requests for proposals (RFPs), which are generally a time- and resource-intensive process, with no assurances of being selected as a vendor after the RFP process is completed. Additionally, large enterprises typically have longer implementation cycles, especially hospital and education systems, require greater product functionality and scalability and a broader range of services, demand that vendors take on a larger share of risks, sometimes require longer testing periods that delay general availability of our solutions, and expect greater payment flexibility from vendors. All of these factors can add further risk to business conducted with these clients. If we fail to realize an expected sale from a large end-client in a particular quarter or at all, our business, operating results, and financial condition could be materially and adversely affected.

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

Our systems and those of our service providers and partners have experienced from time to time, and may experience in the future, service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, insider threats, human error, earthquakes, hurricanes, floods, fires, and other natural disasters, including events resulting from climate change, war or other military conflict, including an escalation of the conflict between Russia and Ukraine, power losses, disruptions in telecommunications services, fraud, computer viruses or other malware, or other events. Some of our systems are not fully redundant, and our disaster recovery planning may not be sufficient for all possible outcomes or events. In addition, as a provider of payments solutions targeted to highly regulated clients in industries such as education and healthcare, we are subject to heightened scrutiny by regulators that may require specific business continuity, resiliency and disaster recovery plans, and more rigorous testing of such plans, which may be costly and time-consuming to implement, and may divert our resources from other business priorities.

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

In addition, we may experience financial losses due to a number of factors, including:

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
•
increased cyber and payment fraud risk related to the COVID-19 pandemic, as cybercriminals attempt DDoS related attacks, phishing scams and other disruptive actions, given the shift to online banking, e-commerce and other online activity, as well as more FlyMates working remotely as a result of the pandemic; and
•
system failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 pandemic, could compromise our ability to provide our solutions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could adversely affect our operating results and financial condition.

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

Our business is subject to risks inherent in conducting business globally, including cross-border payments and domestic payments in the United States and certain other markets. Our handling of domestic and cross-border payments to our clients generates a significant portion of our revenues, with a substantial portion of such revenues coming from payments processed from Asia (including India, China and Korea). We expect that international revenues will continue to account for a significant percentage of total net revenues for the foreseeable future, and that in particular, the proportion of our revenue from Asia will continue to increase. Current events, including the possibility of renegotiated trade deals and international tax law treaties, United States-China diplomatic and trade friction, heightened tensions between China and Taiwan and the escalation of the conflict between Russia and Ukraine, create a level of uncertainty, and potentially increased complexity, for multinational companies. These uncertainties could have a material adverse effect on our business and our results of operations and financial condition. In addition, international operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:

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
•
diplomatic friction, political or social unrest, war or other military conflict, including an escalation of the conflict between Russia and Ukraine, economic instability, repression, or human rights issues;
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
•
expected or actual extended federal government shutdowns, partisan gridlock that results in the inability of Congress to take action or changes to government policy;
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

Government agencies may impose new or additional rules on money transmission, which may increase our costs of doing business, including, but not limited to regulations that:

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

Our business operations in other parts of the world such as the U.K., Lithuania, Canada, Australia, New Zealand and Singapore are subject to similar laws and requirements. Regulators in the United States and globally continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our clients and to monitor transactions on our system, including payments to persons outside of the United States. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of clients, and any change in such thresholds could result in greater costs for compliance. Similarly, as a condition to doing business with us, our banking and other strategic partners also impose ongoing obligations on us related to AML and CFT and sanctions screening. Any failure on our part to maintain the necessary processes and policies to comply with these regulations and requirements, or to adapt our processes and policies to changes in laws, would subject us to penalties, fines, or loss of key relationships which would have a material adverse effect on our business and results of operations. Furthermore, government sanctions imposed with respect to Russia's invasion of Ukraine in early 2022 are impacting our ability to offer our services in the region, and additional sanctions could be imposed in the future. Further instability or tension in Russia, Ukraine, and the surrounding region could also cause us to adjust our operating model, which would increase our costs of operations.

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

The laws and regulations relating to privacy and data security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. The CCPA, in particular, has prompted a number of proposals for new federal and state-level privacy legislation, which could increase our potential liability and adversely affect our business. Virginia became the second state after California to enact a broad privacy law with the passage of the Virginia Consumer Data Protection Act (CDPA) on March 2, 2021. The CDPA contains several new requirements for covered companies that may add operational challenges, including a greater emphasis on transparency, broader affirmative consent or opt-in requirements to process sensitive personal data, broader opt-out rights and data protection assessment requirements for certain sales of personal data as well as targeted advertising and profiling, and an appeal process for denials of consumer rights requests. The law took effect January 1, 2023, the same day as the CPRA. Colorado became the third state with the passage of the Colorado Privacy Act (CPA) on July 8, 2021. Like the CDPA, the CPA provides consumers the right to opt out of processing for sales of personal data, targeted advertising, and profiling, provides the right to appeal a business’ denial to take action, among other new consumer rights, requires data protection assessments for certain processing activities, and, unlike the CDPA, grants the Attorney General rulemaking powers. The law will take effect on July 1, 2023. Unlike in California, neither law provides for a private right of action. We anticipate that more states may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. For example, the Utah Consumer Privacy Act became law on March 24, 2022. The Utah legislation most closely mirrors Virginia’s CDPA and will go into effect on December 31, 2023. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

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

On June 4, 2021, the European Commission released the final Implementing Decision on SCCs (New SCCs) for the transfer of personal data from the E.U. to “third countries” such as the US. The New SCCs will repeal and replace the existing SCCs (dating from 2001, 2004 and 2010) and address the entry into force of the GDPR) and the July 2020 decision of the CJEU in Schrems II, which invalidated the E.U.-U.S. Privacy Shield. The New SCCs broadly follow the draft implementing decision on standard contractual clauses (Draft SCCs) issued by the European Commission on November 12, 2020, but there are some material differences. The Draft SCCs’ significant and extensive new requirements for data importers that act as controllers (for example, obligations to give notice to data subjects and to notify personal data breaches to EU authorities) remain, but have been aligned more closely with the GDPR requirements. While the New SCCs are not immediately in force, compliance with them will be required for new transfer agreements entered into from late September 2021. SCCs then in effect were required to be replaced with the New SCCs by December 27, 2022.

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

As a reaction to data security concerns, the Australian parliament recently approved a bill to amend the country's privacy legislation, significantly increasing the maximum penalties for companies and data controllers who suffer large-scale data breaches to the greater of: (i) AU$50 million, (ii) three times the value of any benefit obtained through the misuse of information, and (iii) 30% of a company's adjusted turnover in the relevant period. Previously, the penalty for severe data exposures was AU$2.22 million, considered by the current parliament to be wholly inadequate to incentivize companies to improve their data security mechanisms. The Office of the Australian Information Commissioner will have new regulatory tools and flexibility that should, together with an ongoing focus on funding, see a more proactive regulator with capacity and capability to investigate and litigate more privacy incidents in Australia.

We have taken steps to address compliance obligations that apply to us under the Amended APPI, the DSL, the PIPL and applicable Australian regulations, but cannot assure you that such steps will be effective, and we may face the risk of increased costs, liability and loss of business.

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

We endeavor to enter into agreements with our FlyMates, consultants and contractors and with parties with whom we do business in order to acquire intellectual property rights developed as a result of service to us, as well as to limit access to and disclosure of our proprietary information. No assurance can be given that our intellectual property related agreements with our FlyMates, consultants, contractors clients, their customers, or strategic partners and others will be effective in controlling access to and distribution of our solutions and proprietary information, potentially resulting in the unauthorized use or disclosure of our trade secrets and other intellectual property, including to our competitors, which could cause us to lose any competitive advantage resulting from this intellectual property. Further, these agreements do not prevent our competitors or partners from independently developing technologies that are substantially equivalent or superior to our solutions. In addition, individuals not subject to invention assignment agreements may make adverse ownership claims to our current and future intellectual property.

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

Relevant foreign taxing authorities may disagree with our determinations as to whether we have established a taxable nexus, often referred to as a “permanent establishment”, or the income and expenses attributable to specific jurisdictions. In addition, these authorities may take aggressive tax recovery positions that the funds flows we process are subject to value added tax or goods and services tax. If disagreements with relevant taxing authorities on other unknown matters were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.

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

As of December 31, 2022, we had U.S. federal NOL carryforwards of approximately $119.2 million and state NOL carryforwards of approximately $165.0 million. The federal and material state NOL carryforwards will begin to expire in 2030 and 2024, respectively. In general, under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If it is determined that we have in the past experienced an ownership change including, but not limited to, as a result of our initial public offering (IPO), or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.

During 2022, we completed a Section 382 study from January 1, 2010, the first day of the first taxable year that we had NOL carryforwards, through June 30, 2021. During this period, we underwent two ownership changes for Section 382 purposes. The ownership changes occurred on June 29, 2011 (the June 2011 Change) and July 12, 2013 (the July 2013 Change) as result of our issuance and sale of preferred stock. Approximately $14.9 million of NOLs were generated through December 31, 2013. As a result of the ownership changes, all of Flywire's NOLs as of the June 2011 Change and the July 2013 Change are subject to limitation under Section 382, of which $1.6 million NOLs will expire unutilized, assuming sufficient taxable income is generated in the future. Additionally, we completed a Section 382 study for Simplee which we acquired in February 2020. The study was completed for the periods from August 26, 2010, the inception of Simplee, through February 13, 2020, the date that we acquired Simplee. During this period, Simplee underwent four ownership changes. The ownership changes occurred on October 27, 2010, April 13, 2011, May 10, 2012 (the May 2012 Change), all in connection with the issuance and sale of preferred stock, and February 13, 2020 (the February 2020 Change), in connection with its complete acquisition by Flywire. Approximately $35.7 million of NOLs were generated through February 13, 2020. As a result of the ownership changes, all of Simplee’s NOLs as of the May 2012 Change and the February 2020 Change are subject to limitation under Section 382, of which $0.2 million NOLs will expire unutilized, assuming sufficient taxable income is generated in the future.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (Exchange Act), the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank), the listing requirements of The Nasdaq Global Select Market (Nasdaq), and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It may require significant resources and management oversight to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. To comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.

As a "large accelerated" filer, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act (Section 404), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting and our independent registered public accounting firm will be required to issue an opinion on the effectiveness of our internal control over financial reporting. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404. Furthermore, we will also have to file a more expansive proxy statement and are subject to shorter filing deadlines, which will require additional time and expense as well.

An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We are required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we have undertaken and may need to continue to undertake various actions, such as implementing new internal controls and procedures, hiring risk professionals, accounting and internal audit staff, and engaging outside consultants, which will increase our operating expenses.

We are actively engaged in the costly and challenging process of performing the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

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

Increased scrutiny from investors and others or changes in regulations regarding our environmental, social, governance, or sustainability responsibilities could result in additional costs or risks and adversely impact our reputation, employee retention, and willingness of partners, clients or our clients’ customers to do business with us.

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

In addition, increasing governmental interest in, and public awareness of, the impacts and effects of climate change and greater emphasis on sustainability by federal, state, and international governments could lead to further regulatory efforts to address the carbon impact of housing and travel. In particular, the current regulatory landscape regarding climate change (including disclosure requirements and requirements regarding energy and water use and efficiency), both within the United States and in many other locations where we operate worldwide, is evolving at a pace, and is likely to continue to develop in ways, that require our business to adapt. Many U.S. states, either individually or through multi-state regional initiatives, have begun to address greenhouse gas emissions, including disclosure requirements relating thereto, and some U.S. states have also adopted various ESG-related efforts, initiatives and requirements. As a result, governments may enact new laws and regulations and/or view matters or interpret laws and regulations differently than they have in the past, including laws and regulations which are responsive to ESG trends or otherwise seek to reduce the carbon emissions relating to travel and set minimum energy efficiency requirements, which could materially adversely affect our business, results of operations, and financial condition. The legislative landscape continues to be in a state of constant change as well as legal challenge with respect to these laws and regulations, making it difficult to predict with certainty the ultimate impact they will have on our business in the aggregate.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase in 2023 as a result of becoming a "large accelerated" filer. The Sarbanes-Oxley Act, Dodd-Frank, the listing requirements of the Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements and interacting with public company investors and securities analysts. These new obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could harm our business, operating results, and financial condition. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

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

•
the economy as a whole and market conditions in our industry, including conditions resulting from the effects of the COVID-19 pandemic;
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
•
effects of ongoing United States-China diplomatic and trade friction;
•
trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;
•
the expiration of market standoff or contractual lock-up agreements;
•
the size of our market float; and
•
any other factors discussed in this Annual Report on Form 10-K and our other SEC filings.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies.

Concerns over economic recession, the ongoing effects of the COVID-19 pandemic, interest rate increases and inflation, supply chain delays and disruptions, policy priorities of the U.S. presidential administration and Congress, trade wars, unemployment, or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries. The U.S. government and other governments in jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the SWIFT system, and have threatened additional sanctions and controls. The full impact of these measures, as well as potential responses to them by Russia, is unknown.

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

Until such time, if ever, as we can generate substantial revenue, we may finance our cash needs through a combination of equity offerings, government or private party grants, debt financings and strategic partnership agreements. We may seek additional capital through a variety of means, including through strategic partnership arrangements, public or private equity or debt financings, third-party funding and marketing and distribution arrangements, as well as other strategic alliances and licensing arrangements or any combination of these approaches. However, disruptions in the capital markets, particularly with respect to financial technology companies, could make any financing more challenging, and there can be no assurance that we will be able to raise capital on commercially reasonable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation preferences or other rights, powers or preferences that may adversely affect your rights as a stockholder. To the extent that debt financing is available, and we choose to raise additional capital in the form of debt, such debt financing may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital pursuant to collaborations, licensing arrangements or other strategic partnerships, such agreements may require us to relinquish rights to our technologies.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We had a total of 107,472,980 shares of our voting common stock and 1,873,320 shares of our non-voting common stock outstanding as of December 31, 2022. Other than shares held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements, these shares of common stock generally are freely tradable without restrictions or further registration under the Securities Act.

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

As of December 31, 2022, our current executive officers, directors and the holders of more than 5% of our outstanding voting and non-voting common stock, in the aggregate, beneficially owned a significant percentage of our outstanding voting and non-voting common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividend on our common stock and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our senior secured revolving credit syndication loan currently prohibits us from paying dividends on our equity securities, and any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or FlyMates.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our certificate of incorporation or our bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. This provision would not apply to claims brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our amended and restated certificate of incorporation provides further that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. These choices of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other FlyMates and may discourage these types of lawsuits. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive-forum provisions, and there can be no assurance that such provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive-forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business.

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

We maintain other leased locations in the United States and throughout the world. We intend to procure additional space as we add FlyMates and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, including patent, commercial, product liability, employment, class action, whistleblower, and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. We are not currently a party to any legal proceedings that we believe to be material, individually or in the aggregate, to our business or consolidated financial statements. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our voting common stock trades on the Nasdaq Global Select Market under the symbol “FLYW.” Our non-voting common stock is not listed on any stock exchange nor traded on any public market.

Holders of Record

As of March 6, 2023, there were 49 holders of record of our voting common stock. This number does not include beneficial owners whose shares are held by nominees in street name. As of March 6, 2023, there was 1 holder of record of our non-voting common stock.

Dividend Policy

We have never declared nor paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not expect to pay any dividends on our capital stock in the foreseeable future. Any future determination relating to our dividend policy will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors considers relevant. In addition, the terms of our revolving credit syndication loan restrict our ability to pay dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2022, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under our existing equity compensation plans, including our 2009 Equity Incentive Plan, which was adopted in 2009 and amended and restated in 2011 (as amended and restated, the 2009 Plan), our 2018 Stock Incentive Plan (2018 Plan), 2021 Equity Incentive Plan (2021 Plan) and Employee Stock Purchase Plan (ESPP).

	A		B		C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
Equity compensation plans approved by security holders	15,095,002	(1)	6.25	(2)	14,434,047	(3)

(1) Of these shares, 2,934,442 were underlying then outstanding restricted stock units and 728,187 were subject to options then outstanding under the 2021 Plan; 8,645,351 were subject to options then outstanding under the 2018 Plan; and 2,787,022 were subject to options then outstanding under the 2009 Plan.

(2) Does not take into account restricted stock units, which have no exercise price.

(3) Represents 11,815,329 shares of common stock available for issuance under our 2021 Plan and 2,618,718 shares of common stock available for issuance under our ESPP. No shares are available for future issuance under our 2009 Plan or 2018 Plan. Our 2021 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the lower of: (a) 5% of the total number of shares of common stock and non-voting common stock outstanding on the last business day of the prior fiscal year; or (b) such other amount as our board of directors may determine. Our ESPP provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the least of: (x) 2,000,000 shares; (y) 1% of the shares of common stock and non-voting common stock issued and outstanding on the last business day of the prior fiscal year; or (z) the number of shares determined by our board of directors. On January 1, 2023, an additional 5,465,046 shares became available for future issuance under the 2021 Plan and an additional 1,093,009 shares became available for future issuance under the ESPP. The additional shares from the annual increase on January 1, 2023 are not included in the table above.

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

The following graph depicts the total cumulative stockholder return on our common stock from May 26, 2021, the first day of trading of our common stock on the Nasdaq Global Select Market, through December 31, 2022, relative to the performance of the S&P 500 Index and S&P 500 IT Index. The graph assumes an initial investment of $100.00 at the close of trading on May 26, 2021 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Recent Sales of Unregistered Equity Securities

None.

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
Payments Platform
Begin Building
Proprietary Network
50
2011
Expansion
EMEA
2012
Expansion
APAC
2013
2014
Acquisition
UniPay
2015
Launch
Healthcare Solution
2016
2017
Acquisition
OnPlan
Launch
International Invoicing Solution
2018
Launch
Domestic EDU Offerings
Launch
Travel Solution
2019
Acquisition
Simplee
Launch
B2B Solution
Flywire Charitable Foundation
2020
IPO
Acquisition
WPM
2021
Acquisition
Cohort Go
Inaugural ESG Report
3K
2022
CLIENTS OVER TIME
Client count as of year end

The combination of our differentiated solution and efficient go-to-market strategy has resulted in strong and consistent client growth.

•
Rapid domestic and international payments volume growth. We have grown our total payment volume by approximately 37% period-over-period from $13.2 billion during the year ended December 31, 2021 to $18.1 billion during the year ended December 31, 2022. We have grown our total payment volume by approximately 76% period-over-period from $7.5 billion during the year ended December 31, 2020 to $13.2 billion during the year ended December 31, 2021.
•
Expanded global payments network. We have continued to add to the capabilities of our payment network by means of new local bank accounts and payment partners, and have expanded our global reach to over 240 countries and territories and more than 140 currencies.
•
Enjoyable and personalized user experience. Our NPS score of 62 in fiscal year 2022 demonstrates a strong affinity among our clients for our platform.
•
Strong dollar-based net retention. For the year ended December 31, 2022, our annual net dollar-based retention rate was approximately 124%. For the year ended December 31, 2021, our annual net dollar-based retention rate was approximately 140%. For the year ended December 31, 2020, despite the impact of the COVID-19 pandemic on our clients and the industries we serve, our annual net dollar-based retention rate was approximately 100%. We calculate the annual net dollar-based retention rate for a given year based on the weighted average of the quarterly net dollar-based retention rates for each quarter in that year. We calculate the quarterly net dollar-based retention rate for a given quarter by dividing the revenue we earned in that quarter by the revenue we earned from the same clients in the corresponding quarter of the previous year. Our calculation of quarterly net dollar-based revenue rate for a given quarter only includes revenue from clients that were clients at the beginning of the corresponding quarter of the previous year.

As of December 31, 2022, we serve over 3,100 clients around the world. In education, we serve more than 2,300 institutions. In healthcare, we power more than 80 healthcare systems, including four of the top 10 healthcare systems in the United States ranked by hospital size as of December 31, 2022. In our newer payment verticals of travel and B2B payments, we have a growing portfolio of more than 600 clients as of December 31, 2022.

Our success in building our client base around the world and expanding utilization by our clients’ customers has allowed us to achieve significant scale. We enabled approximately $18.1 billion and $13.2 billion in total payment volume during the years ended December 31, 2022 and 2021, respectively. We generated revenue of $289.4 million, $201.1 million and $131.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, and incurred net losses of $39.3 million, $28.1 million, and $11.1 million for those same years.

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

Recent Acquisition

In July 2022, we acquired all of the issued and outstanding shares of Cohort Go for an estimated aggregate purchase consideration of $23.1 million, consisting of $17.1 million in cash, net of cash acquired, $4.3 million in shares of common stock and up to $1.7 million in contingent consideration. Contingent consideration represents additional payments that Flywire may be required to make in the future dependent upon Cohort Go's achievement of specific post-acquisition milestones. Contingent consideration will be settled at various intervals through May 2023 in the form of cash or shares of common stock at our option upon completion of the post-acquisition milestones and is subject to exchange rate fluctuation adjustment between the U.S. Dollar and Australian Dollar. During the year ended December 31, 2022, we had paid $0.5 million in contingent consideration based on Cohort Go's successful and timely achievement of contracted milestones. Cohort Go is an Australian-based education payments provider that simplifies the student recruitment process by bringing together students, agents and essential student services such as health insurance into one platform. The acquisition of Cohort Go accelerated the growth of Flywire's agent related revenue and contributed to our global expansion. Cohort Go contributed $6.4 million in transaction revenue and $3.3 million in platform revenue during the year ended December 31, 2022.

In December 2021, we acquired all of the issued and outstanding shares of WPM for a purchase consideration of $59.6 million including $56.1 million of cash consideration, net of cash acquired and the estimated fair value of contingent consideration of $3.5 million. The contingent consideration is payable at various intervals through March 2024 in the form of cash or up to approximately 225,000 shares of common stock at our option and is dependent upon our achievement of specified minimum payment volume targets and integration targets established for the years ending December 31, 2022 and 2023. During the year ended December 31, 2022, we had paid $0.4 million in contingent consideration related to the completion of integration targets. There was no contingent consideration paid during the year ended December 31, 2021. WPM is a leading software provider that enables seamless and secure payment experiences for universities and colleges across the U.K. The acquisition of WPM was intended to build on our existing education payments business and is expected to further accelerate our market share in the U.K. education sector. WPM contributed $6.4 million and $0.3 million in platform revenue during the years ended December 31, 2022 and 2021, respectively.

In February 2020, we acquired all of the issued and outstanding shares of Simplee for a purchase consideration of $86.5 million, which consisted of $79.4 million in cash, net of cash acquired and $7.1 million in estimated fair value of contingent consideration. Contingent consideration, which totaled up to $20.0 million was payable at various intervals provided that the Company retained key clients and achieved certain revenue and integration targets established for the years ended December 31, 2020 and 2021. During March 2022, we made the final payment of contingent consideration in the amount of $7.8 million. During the year ended December 31, 2021, we paid $7.0 million in contingent consideration. There was no contingent consideration paid during the year ended December 31, 2020. No additional contingent consideration is due or payable with respect to the Simplee acquisition. Simplee is a provider of healthcare payment and collection software. Simplee contributed $41.8 million, $41.9 million and $34.1 million in platform revenue during the years ended December 31, 2022, 2021 and 2020, respectively.

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

Key Operating Metrics and Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States (GAAP), we use certain non-GAAP financials measures. The following table sets forth our key operating metrics and non-GAAP measures for the periods presented:

	For the Year Ended December 31,
(dollars in millions)	2022	2021	2020
Total Payment Volume	$18,078.5	$13,201.3	$7,513.3
Revenue	$289.4	$201.1	$131.8
Revenue Less Ancillary Services	$267.1	$181.1	$114.6
Gross Profit	$174.9	$125.2	$79.5
Adjusted Gross Profit	$181.9	$129.7	$83.2
Gross Margin	60.4%	62.3%	60.3%
Adjusted Gross Margin	68.1%	71.6%	72.6%
Net Loss	$(39.3)	$(28.1)	$(11.1)
Adjusted EBITDA	$14.9	$22.8	$6.2
For the year ended December 31, 2022, transaction revenue and platform and usage-based fee revenue represented 77.5% and 22.5% of our revenue, respectively. For the year ended December 31, 2022, transaction revenue and platform and usage-based fee revenue represented 83.2% and 16.8% of our total revenue less ancillary services, respectively.

For the year ended December 31, 2021, transaction revenue and platform and usage-based fee revenue represented 73.6% and 26.4% of our revenue, respectively. For the year ended December 31, 2021, transaction revenue and platform and usage-based fee revenue represented 80.7% and 19.3% of our total revenue less ancillary services, respectively.

For the year ended December 31, 2020, transaction revenue and platform and usage-based fee revenue represented 68.0% and 32.0% of our revenue, respectively. For the year ended December 31, 2020, transaction revenue and platform and usage-based fee revenue represented 77.0% and 23.0% of our total revenue less ancillary services, respectively.

For the year ended December 31, 2022, our total payment volume was approximately $18.1 billion, consisting of $12.1 billion of total payment volume from transactions included in transaction revenue and $6.0 billion of total payment volume from transactions included in platform and usage-based fee revenue.

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
•
Revenue Less Ancillary Services at Constant Currency - Revenue Less Ancillary Services at Constant Currency represents Revenue Less Ancillary Services adjusted to show presentation on a constant currency basis. The constant currency information presented is calculated by translating current period results using prior period weighted average foreign currency exchange rates. We analyze Revenue Less Ancillary Services on a constant currency basis to provide a comparable framework for assessing how the business performed excluding the effect of foreign currency fluctuations.
•
Adjusted Gross Profit - Adjusted Gross Profit represents Revenue Less Ancillary Services, less cost of revenue adjusted to (i) exclude pass-through cost for printing services, (ii) offset marketing fees against costs incurred and (iii) exclude depreciation and amortization, including accelerated amortization on the impairment of customer set-up costs tied to technology integration. Management believes this presentation supplements the GAAP presentation of gross profit with a useful measure of the gross profit of our payment-related services, which are the primary services we provide to our clients.

•
Adjusted Gross Margin - Adjusted Gross Margin represents Adjusted Gross Profit divided by Revenue Less Ancillary Services. Management believes this presentation supplements the GAAP presentation of gross margin with a useful measure of the gross margin of our payment-related services, which are the primary services we provide to our clients. Beginning with the quarter ended December 31, 2022, we have excluded depreciation and amortization from the calculation of our adjusted gross profit, which we believe enhances the understanding of the Company’s operating performance and enables more meaningful period to period comparisons. Our adjusted gross profit and adjusted gross profit margin for the three and twelve months ended December 31, 2021 were recast to conform to the updated methodology and are reflected herein for comparison purposes.
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

Revenue Less Ancillary Services, Adjusted Gross Profit and Adjusted Gross Margin:

	Year Ended December 31,
(dollars in millions)	2022	2021	2020
Revenue	$289.4	$201.1	$131.8
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	(20.4)	(18.2)	(15.8)
Marketing fees	(1.9)	(1.8)	(1.4)
Revenue Less Ancillary Services	$267.1	$181.1	114.6
Payment processing services costs	107.9	70.2	47.8
Hosting and amortization costs within technology and development expenses	6.6	5.7	4.5
Cost of Revenue	$114.5	$75.9	$52.3
Adjusted to:
Exclude printing and mailing costs	(20.4)	(18.2)	(15.8)
Offset marketing fees against related costs	(1.9)	(1.8)	(1.4)
Exclude depreciation and amortization	(7.0)	(4.5)	(3.7)
Adjusted Cost of Revenue	$85.2	$51.4	$31.4
Gross Profit	$174.9	$125.2	$79.5
Gross Margin	60.4%	62.3%	60.3%
Adjusted Gross Profit	$181.9	$129.7	$83.2
Adjusted Gross Margin	68.1%	71.6%	72.6%

	Year Ended December 31,		Growth Rate
(dollars in millions)	2022	2021
GAAP revenue	$289.4	$201.1	43.9%
Ancillary services	22.3	20.0
Revenue Less Ancillary Services	267.1	181.1	47.5%
Effects of foreign currency rate fluctuations	$14.2	—
Revenue Less Ancillary Services at constant currency	$281.3	$181.1	55.3%

(dollars in millions)	Transaction	Platform and Usage-Based Fee	Year Ended December 31, 2022
Revenue	$224.2	$65.2	$289.4
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(20.4)	(20.4)
Marketing fees	(1.9)	—	(1.9)
Revenue Less Ancillary Services	$222.3	$44.8	$267.1
Percentage of Revenue	77.5%	22.5%	100.0%
Percentage of Revenue Less Ancillary Services	83.2%	16.8%	100.0%

(dollars in millions)	Transaction	Platform and Usage-Based Fee	Year Ended December 31, 2021
Revenue	$148.0	$53.1	$201.1
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(18.2)	(18.2)
Marketing fees	(1.8)	—	(1.8)
Revenue Less Ancillary Services	$146.2	$34.9	$181.1
Percentage of Revenue	73.6%	26.4%	100.0%
Percentage of Revenue Less Ancillary Services	80.7%	19.3%	100.0%

(dollars in millions)	Transaction	Platform and Usage-Based Fee	Year Ended December 31, 2020
Revenue	$89.6	$42.2	$131.8
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(15.8)	(15.8)
Marketing fees	(1.4)	—	(1.4)
Revenue Less Ancillary Services	$88.2	$26.4	$114.6
Percentage of Revenue	68.0%	32.0%	100.0%
Percentage of Revenue Less Ancillary Services	77.0%	23.0%	100.0%

EBITDA and Adjusted EBITDA:

	Year Ended December 31,
(in millions)	2022	2021	2020
Net loss	$(39.3)	$(28.1)	$(11.1)
Interest expense	1.2	2.0	2.5
Provision for income taxes	2.0	2.2	(7.2)
Depreciation and amortization	14.1	9.0	6.8
EBITDA	(22.0)	(14.9)	(9.0)
Stock-based compensation expense and related taxes	31.2	18.9	3.8
Change in fair value of contingent consideration	(2.8)	2.3	5.4
Change in fair value of preferred stock warrant liability	—	10.8	0.7
Other (income) expense, net (1)	5.9	(0.1)	(0.7)
Indirect taxes related to intercompany activity	0.4	0.9	—
Acquisition related transaction costs (2)	0.8	0.7	1.5
Acquisition related employee retention costs (3)	1.4	4.2	4.5
Adjusted EBITDA	$14.9	$22.8	$6.2

(1)
For the year ended December 31, 2022, other (income) expense, net consisted of $(3.2) million of interest income and $9.1 million of losses from the remeasurement of foreign currency transactions into its functional currency. For the year ended December 31, 2021, other (income) expense, net consisted of ($0.1) million of gains from the remeasurement of foreign currency transactions into its functional currency. For the year ended December 31, 2020, other (income) expense, net consisted of $(0.1) million of interest income and $(0.6) million of gains from the remeasurement of foreign currency transactions into its functional currency.
(2)
Acquisition related transaction costs consisted of legal and advisory fees incurred in connection with the Cohort Go, WPM and Simplee acquisitions.
(3)
Acquisition related employee retention costs consisted of costs incurred to retain and compensate WPM and Simplee's employees in connection with integration of the business.

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

Seasonality

Our operating results and operating metrics are subject to seasonality and volatility, which could result in fluctuations in our quarterly revenues and operating results or in perceptions of our business prospects. We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenue, which can vary by geographic corridor. For instance, our revenue has historically been strongest in our first and third quarters and weakest in our second quarter. Some variability results from seasonal events including the timing of when our education clients’ customers make their tuition payments on our payment platform and the number of business days in a month or quarter. We also experience volatility in certain other metrics, such as transactions processed, total payment volume and payment mix.

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

Impact of the Conflict between Russia and Ukraine

We do not have any operations, including long-lived assets, in Ukraine or Russia, and to our knowledge, our clients do not receive material amounts of payments from payers in these regions. We are actively monitoring the situation in Ukraine and assessing its impact on our business, but as of the issuance date of these consolidated financial statements, the current conflict between Russia and Ukraine has not had a material impact on the Company’s revenue, results of operations or financial position. However, we have no way to predict the progress or outcome of the conflict or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time.

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

Impact of Inflation

We do not believe that inflation had a material effect on our cash flows and results of operations during the year ended December 31, 2022.

Diversified Mix of Clients

We have a wide range of clients across education, healthcare, travel and B2B. Following the onset of the COVID-19 pandemic, there was a temporary deceleration of payment volumes and revenue from education clients relying on international enrollments due to the uncertainty of borders re-opening. During 2021 and 2022, borders continued to open allowing for an increase in international students to attend education clients. We expect this trend to continue for our education clients, although COVID-19 related restrictions in China have slowed the growth of Chinese students studying in the U.S. and may have resulted in changes in Chinese student education destinations. Additionally, the opening of borders and abatement of COVID-19 restrictions has increased travel abroad and we expect travel to continue to return to pre-pandemic levels.

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

Business Continuity

In response to COVID-19 developments, we implemented measures to focus on the safety of our FlyMates and support of our clients, while at the same time seeking to mitigate the impact on our financial position and operations. We have implemented remote working capabilities for our entire organization and to date, there has been minimal disruption to our operations. During the Spring of 2020, due to initial COVID-19 uncertainty, we reduced our workforce by approximately 12%. From July 2020 through December 31, 2022, our workforce increased by approximately 125% in order to meet the demand of client growth and life as a public company with the goal of ensuring continuity and growth. As vaccination rates have increased, our offices have reopened, although FlyMates have the flexibility to work remotely.

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

Our insurance offering provides students a platform which enables them to compare, select and purchase the mandated health insurance coverage needed. We earn a commission from insurance providers when a student purchases an insurance policy as well as consideration from the student in the form of a markup on the foreign exchange rate.

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

Interest Expense

Interest expense consists of interest previously incurred on our Loan and Security Agreement (LSA) and interest on our revolving credit syndication loan (Revolving Credit Facility). During 2018, we borrowed $25.0 million under the LSA to complete the acquisition of OnPlan Holdings LLC. On April 25, 2020, we entered into a Joinder and Second Amendment to the LSA to refinance the LSA. As part of the refinancing, the lender re-advanced $4.2 million of principal paid on the loan through May 1, 2020. The LSA was interest only until May 2023 and carried annual interest at a rate equal to the greater of (i) 5.25% above the prime rate or (ii) 8.50%. In July 2021, we refinanced the LSA by entering into a $50.0 million Revolving Credit Facility. During the year ended December 31, 2022, we repaid the $25.9 million outstanding under the Revolving Credit Facility. Following the repayment, we continue to have access to a total commitment of $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility has an adjustable rate of interest based on the type of loan requested, either at an annual rate based on the Alternate Base Rate (ABR), which references the prime rate plus an applicable rate or LIBO Rate plus an applicable rate. Loans based on ABR bear interest at a rate between ABR plus 0.75% and ABR plus 1.25%, and loans based on LIBO Rate bear interest at a rate between LIBO Rate plus 1.75% and LIBO Rate plus 2.25%, depending on our liquidity.

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

Provision for (Benefit From) Income Tax

Provision for (benefit from) income taxes consists primarily of foreign and state income taxes. We have historically generated NOL carryforwards for U.S. Federal and state tax purposes as we expand the scale of our business activities. Changes in the U.S. and foreign tax law may impact our overall provision for income taxes in the future.

We have a valuation allowance for our U.S. deferred tax assets, including federal and state NOLs. We expect to maintain this valuation allowance until it becomes more likely than not that the benefit of our federal and state deferred tax assets will be realized through expected future taxable income generated in the United States.

Results of Operations

Comparison of results for the years ended December 31, 2022 and 2021

The following table sets forth our consolidated results of operations for periods presented:

	Year Ended December 31,
(dollars in millions)	2022	2021	$ Change	% Change
Revenue	$289.4	$201.1	$88.3	43.9%
Payment processing services costs	107.9	70.2	37.7	53.7%
Technology and development	50.3	31.3	19.0	60.7%
Selling and marketing	78.5	51.3	27.2	53.0%
General and administrative	82.9	61.6	21.3	34.6%
Total costs and operating expense	319.6	214.4	105.2	49.1%
Loss from operations	(30.2)	(13.3)	(16.9)	127.1%
Interest expense	(1.2)	(2.0)	0.8	(40.0)%
Change in fair value of preferred stock warrant liability	—	(10.8)	10.8	(100.0)%
Other income (expense), net	(5.9)	0.1	(6.0)	(6000.0)%
Total other income (expense), net	(7.1)	(12.7)	5.6	(44.1)%
Loss before income taxes	(37.4)	(25.9)	(11.5)	44.4%
Provision for income taxes	2.0	2.2	(0.2)	(9.1)%
Net loss	(39.3)	(28.1)	(11.2)	39.9%
Foreign currency translation adjustment	(1.5)	(0.2)	(1.3)	650.0%
Comprehensive loss	$(40.9)	$(28.3)	$(12.6)	44.5%

Revenue

Revenue was $289.4 million for the year ended December 31, 2022, compared to $201.1 million for the year ended December 31, 2021, an increase of $88.3 million or 43.9%. Revenue is comprised of transaction revenue and platform and usage-based fee revenue as follows:

	Year Ended December 31,
(dollars in millions)	2022	2021	$ Change	% Change
Transaction revenue	$224.2	$148.0	$76.2	51.5%
Platform and usage-based fee revenue	65.2	53.1	12.1	22.8%
Revenue	$289.4	$201.1	$88.3	43.9%

Transaction revenue was $224.2 million for the year ended December 31, 2022, compared to $148.0 million for the year ended December 31, 2021, an increase of $76.2 million or 51.5%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes, from both our existing clients and new clients added during the year ended December 31, 2022. We experienced strong growth in payment volume across all regions and verticals during the period. Total payment volume increased 37% during the year ended December 31, 2022 to $18.1 billion. Our marketing services revenue increased as a result of our payments partners using more of our marketing services during the year ended December 31, 2022, compared to the year ended December 31, 2021.

Platform and usage-based fee revenue was $65.2 million for the year ended December 31, 2022, compared to $53.1 million for the year ended December 31, 2021, an increase of $12.1 million or 22.8%. The increase in platform and usage-based fee revenue was primarily driven by the WPM and Cohort Go acquisitions, which accounted for a $9.7 million increase over 2021. The remainder of the increase was attributable to increased usage by our clients and new clients signed during the year ended December 31, 2022.

Payment Processing Services Costs

Payment processing services costs were $107.9 million for the year ended December 31, 2022, compared to $70.2 million for the year ended December 31, 2021, an increase of $37.7 million or 53.7%. The increase in payment processing services costs is correlated with the increase in total payment volume of 37% over the same period as well as increased use of credit cards, which have higher processing costs.

Technology and Development

Technology and development expenses were $50.3 million for the year ended December 31, 2022, compared to $31.3 million for the year ended December 31, 2021, an increase of $19.0 million or 60.7%. The increase in technology and development cost was primarily driven by an increase in personnel costs, stock-based compensation expense, amortization expense, and software and hosting expenses. Personnel costs were $32.1 million for the year ended December 31, 2022, compared to $18.3 million for the year ended December 31, 2021, an increase of $13.8 million or 75.4%. The increase in personnel costs was primarily driven by an increase in headcount within our technology and development teams. Stock-based compensation expense was $5.7 million for year ended December 31, 2022, compared to $2.5 million for the year ended December 31, 2021, an increase of $3.2 million or 128.0%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates. Amortization of intangible assets was $6.3 million for the year ended December 31, 2022, compared to $5.0 million for the year ended December 31, 2021, an increase of $1.3 million or 26.0%. The increase in amortization expense was due to acquired relationships related to the WPM and Cohort Go acquisitions. Software and hosting expenses was $4.6 million for the year ended December 31, 2022, compared to $3.9 million for the year ended December 31, 2021, an increase of $0.7 million or 17.9%. The increase in software and hosting expenses was primarily related to increased hosting fees based on payment volumes growth and additional software needs based on headcount growth.

Selling and Marketing

Selling and marketing expenses were $78.5 million for the year ended December 31, 2022, compared to $51.3 million for the year ended December 31, 2021, an increase of $27.2 million or 53.0%. The increase in selling and marketing expenses was primarily driven by an increase in personnel costs, professional fees, stock-based compensation, marketing costs, travel related expenses, amortization expense and software and hosting expenses. Personnel costs were $44.5 million for the year ended December 31, 2022, compared to $31.7 million for the year ended December 31, 2021, an increase of $12.8 million or 40.4%. The increase in personnel costs was primarily driven by an increase in headcount within our selling and marketing teams and commissions earned on sales during the period.

Professional fee expenses were $10.2 million for the year ended December 31, 2022, compared to $4.9 million for the year ended December 31, 2021, an increase of $5.3 million or 108.2%. The increase in professional fees was due to increases in third party commissions and consulting fees. Stock-based compensation was $8.0 million for year ended December 31, 2022, compared to $5.2 million for the year ended December 31, 2021, an increase of $2.8 million or 53.8%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates. Marketing costs were $5.8 million during the year ended December 31, 2022, compared to $4.0 million for the year ended December 31, 2021, an increase of $1.8 million or 45.0%. The increase in marketing costs was due to increased marketing initiatives and hosted events. Travel expenses were $2.4 million during the year ended December 31, 2022, compared to $0.8 million for the year ended December 31, 2021, an increase of $1.6 million or 200.0%. Higher travel expenses were due to increased client engagement and FlyMate collaboration. Amortization of intangible assets were $3.9 million during the year ended December 31, 2022, compared to $2.4 million for the year ended December 31, 2021, an increase of $1.5 million or 62.5%. The increase in amortization expense was due to acquired customer relationships related to the WPM and Cohort Go acquisitions. Software and hosting expenses was $2.0 million for the year ended December 31, 2022, compared to $1.1 million for the year ended December 31, 2021, an increase of $0.9 million or 81.8%. The increase in software and hosting expenses was primarily related to increased hosting fees based on payment volumes growth and additional software needs based on headcount growth.

General and Administrative

General and administrative expenses were $82.9 million for the year ended December 31, 2022, compared to $61.6 million for the year ended December 31, 2021, an increase of $21.3 million or 34.6%. The increase in general and administrative expenses was primarily driven by an increase in personnel costs, stock-based compensation, professional fees, general and administrative expenses, software and hosting expenses, other costs, and travel related expenses, offset by a change in the fair value of contingent consideration. Personnel costs were $33.6 million for the year ended December 31, 2022, compared to $23.7 million for the year ended December 31, 2021, an increase of $9.9 million or 41.8%. The increase in personnel costs was primarily driven by an increase in headcount. Stock-based compensation was $17.1 million for year ended December 31, 2022, compared to $11.3 million for the year ended December 31, 2021, an increase of $5.8 million or 51.3%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates. Professional fees were $11.1 million for the year ended December 31, 2022, compared to $7.2 million for the year ended December 31, 2021, an increase of $3.9 million or 54.2%. The increase in professional fees was due to increased legal and audit fees as a result of becoming a public company in May 2021. General and administrative costs were $5.7 million for the year ended December 31, 2022, compared to $3.8 million for the year ended December 31, 2021, an increase of $1.9 million or 50.0%. The increase in general and administrative costs was primarily due to increased insurance costs as a public company, and additional insurance obligations incurred as a result of the WPM and Cohort Go acquisitions. Software and hosting expenses were $5.6 million for the year ended December 31, 2022, compared to $3.8 million for the year ended December 31, 2021, an increase of $1.8 million or 47.4%. The increase in software and hosting expenses was primarily related to increased hosting fees based on payment volumes growth and additional software needs based on headcount growth. Other costs were $4.2 million for the year ended December 31, 2022, compared to $3.0 million for the year ended December 31, 2021, an increase of $1.2 million or 40.0%. The increase in other costs is primarily due to increased hedging fees related to increase in total payment volume and indirect taxes recorded during the period. Travel expenses were $1.4 million during the year ended December 31, 2022, compared to $0.5 million for the year ended December 31, 2021, an increase of $0.9 million or 180.0%. Higher travel expenses were due to increased client engagement and FlyMate collaboration. The change in the fair value of contingent consideration related to acquisitions was $(2.8) million for the year ended December 31, 2022, compared to $2.3 million for the year ended December 31, 2021, a decrease of $5.1 million or 221.7%.

Interest Expense

Interest expense was $1.2 million for the year ended December 31, 2022, compared to $2.0 million for the year ended December 31, 2021, a decrease of 0.8 million or 40.0%. During July 2021, we entered into a Revolving Credit Facility with three banks for a total commitment of $50.0 million. We drew $25.9 million on the Revolving Credit Facility and used the proceeds to early prepay the existing LSA of $25.0 million, which resulted in a new interest rate per year. During the year ended December 31, 2022, we repaid the $25.9 million outstanding under the Revolving Credit Facility. Following the repayment, we continued to have access to a total commitment of $50.0 million under the Revolving Credit Facility.

Change in Fair Value of Preferred Stock Warrant Liability

Change in fair value of preferred stock warrant liability was $0 for the year ended December 31, 2022, compared to $10.8 million for the year ended December 31, 2021, a decrease of $10.8 million or 100%. Upon the completion of our IPO, all preferred stock warrants were either fully exercised or converted to warrants to purchase common stock. As a result, we no longer recognize the change in fair value of preferred stock warrant liability in our consolidated statements of operations and comprehensive loss.

Other Income (Expense), net

Other income (expense), net, was $(5.9) million for the year ended December 31, 2022, compared to $0.1 million for the year ended December 31, 2021, an increase of $(6.0) million. The increase was the result of the remeasurement of foreign currency transactions, offset by an increase in interest income. Losses from the remeasurement of foreign currency transactions into its functional currencies were $9.1 million while interest income was $3.2 million for the year ended December 31, 2022. Gains from the remeasurement of foreign currency transactions into its functional currencies were $0.1 million for the year ended December 31, 2021.

Provision for Income Taxes

Provision for income taxes was $2.0 million during the year ended December 31, 2022, compared to $ 2.2 million during the year ended December 31, 2021, a decrease of $(0.2) million or 9.1%. During the year ended December 31, 2022 and 2021, we recorded an income tax expense of $2.0 million and $2.2 million, respectively, which was primarily attributable to income taxes related to our profitable foreign subsidiaries and U.S. state taxes. Our effective tax rate was (5.4)% for the year ended December 31, 2022, compared to (8.3)% for the year ended December 31, 2021.

Comparison of results for the years ended December 31, 2021 and 2020

The following table sets forth our consolidated results of operations for periods presented:

	Year Ended December 31,
(dollars in millions)	2021	2020	$ Change	% Change
Revenue	$201.1	$131.8	$69.3	52.6%
Payment processing services costs	70.2	47.8	22.4	46.9%
Technology and development	31.3	24.5	6.8	27.8%
Selling and marketing	51.3	32.6	18.7	57.4%
General and administrative	61.6	42.7	18.9	44.3%
Total costs and operating expense	214.4	147.6	66.8	45.3%
Loss from operations	(13.3)	(15.8)	2.5	(15.8)%
Interest expense	(2.0)	(2.5)	0.5	(20.0)%
Change in fair value of preferred stock warrant liability	(10.8)	(0.7)	(10.1)	1442.9%
Other income (expense), net	0.1	0.7	(0.6)	(85.7)%
Total other income (expense), net	(12.7)	(2.5)	(10.2)	408.0%
Loss before income taxes	(25.9)	(18.3)	(7.6)	41.5%
Provision for (benefit from) income taxes	2.2	(7.2)	9.4	(130.6)%
Net loss	(28.1)	(11.1)	(17.0)	153.2%
Foreign currency translation adjustment	(0.2)	(0.3)	0.1	(33.3)%
Comprehensive loss	$(28.3)	$(11.4)	$(16.9)	(148.2)%

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

Transaction revenue was $148.0 million for the year ended December 31, 2021, compared to $89.6 million for the year ended December 31, 2020, an increase of $58.4 million or 65.2%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes from both our existing clients and new clients added during the year ended December 31, 2021. We experienced strong growth in payment volume across all regions during the period. Total payment volume increased 76% during the year ended December 31, 2021 to $13.2 billion. Our marketing services revenue remained consistent in the year ended December 31, 2021, compared to the year ended December 31, 2020.

Platform and usage-based fee revenue was $53.1 million for the year ended December 31, 2021, compared to $42.2 million for the year ended December 31, 2020, an increase of $10.9 million or 25.8%. The increase in platform and usage-based fee revenue was driven by the full year of revenue from Simplee, increased usage by our clients and new clients signed during the year ended December 31, 2021.

Payment Processing Services Costs

Payment processing services costs were $70.2 million for the year ended December 31, 2021, compared to $47.8 million for the year ended December 31, 2020, an increase of $22.4 million or 46.9%. The increase in payment processing services costs is correlated with the increase in total payment volume of 76% over the same period, and was offset by lower processing costs related to bank, credit card and alternative payment transactions.

Technology and Development

Technology and development expenses were $31.3 million for the year ended December 31, 2021, compared to $24.5 million for the year ended December 31, 2020, an increase of $6.8 million or 27.8%. The increase in technology and development cost was primarily driven by an increase in personnel costs, stock-based compensation expense, software and hosting expenses and amortization expense. Personnel costs were $18.3 million for the year ended December 31, 2021, compared to $16.1 million for the year ended December 31, 2020, an increase of $2.2 million or 13.7%. The increase in personnel costs was primarily driven by an increase in headcount within our technology and development teams. Stock-based compensation expense was $2.5 million for year ended December 31, 2021, compared to $0.9 million for the year ended December 31, 2020, an increase of $1.6 million. The increase in stock-based compensation is attributable to grants awarded to existing and new FlyMates and the additional compensation charges taken in relation to a secondary sale during the period that involved stockholders who were also FlyMates. Software and hosting expenses was $3.9 million for the year ended December 31, 2021, compared to $2.9 million for the year ended December 31, 2021, and increase of $1.0 million. The increase is primarily related to increased hosting fees based on growth in payment volumes and additional software needs based on headcount growth. Amortization of intangible assets was $5.0 million for the year ended December 31, 2021, compared to $3.2 million for the year ended December 31, 2020, an increase of $1.8 million or 56.3%. The increase in amortization expense is attributable to the full year of amortization expense for acquired Simplee intangible assets in 2021 versus a partial year in 2020.

Selling and Marketing

Selling and marketing expenses were $51.3 million for the year ended December 31, 2021, compared to $32.6 million for the year ended December 31, 2020, an increase of $18.7 million or 57.4%. The increase in selling and marketing expenses was primarily driven by an increase in personnel costs, stock-based compensation, professional fees, and marketing costs. Personnel costs were $31.7 million for the year ended December 31, 2021, compared to $23.1 million for the year ended December 31, 2020, an increase of $8.6 million or 37.2%. The increase in personnel costs was primarily driven by an increase in headcount within our selling and marketing teams and commissions earned on sales during the period. Stock-based compensation was $5.2 million for year ended December 31, 2021, compared to $1.3 million for the year ended December 31, 2020, an increase of $3.9 million. The increase in stock-based compensation is attributable to grants awarded to existing and new FlyMates and the additional compensation charges taken in relation to a secondary sale during the period that involved stockholders who were also FlyMates. Professional fee expenses were $4.9 million for the year ended December 31, 2021, compared to $1.5 million for the year ended December 31, 2020, an increase of $3.4 million. The increase in professional fees was due to increases in third party commissions, expenses incurred related to our public offering and consulting fees. Marketing costs were $4.0 million during the year ended December 31, 2021, compared to $2.0 million for the year ended December 31, 2020, an increase of $2.0 million or 100%. The increase in marketing costs was due to increased marketing initiatives and hosted events.

General and Administrative

General and administrative expenses were $61.6 million for the year ended December 31, 2021, compared to $42.7 million for the year ended December 31, 2020, an increase of $18.9 million or 44.3%. The increase in general and administrative expenses was primarily driven by an increase in stock-based compensation, personnel costs, professional fees, general and administrative and other costs offset by a change in the fair value of contingent consideration and acquisition related expenses. Stock-based compensation was $11.3 million for year ended December 31, 2021, compared to $1.7 million for the year ended December 31, 2020, an increase of $9.6 million. The increase in stock-compensation is attributable to grants awarded to existing and new FlyMates, and the additional compensation charges taken in relation to a secondary sale during the period that involved stockholders who were also FlyMates. Personnel costs were $23.7 million for the year ended December 31, 2021, compared to $19.6 million for the year ended December 31, 2020, an increase of $4.1 million or 20.9% primarily due to increased headcount. Professional fees were $7.2 million for the year ended December 31, 2021, compared to $4.2 million for the year ended December 31, 2020, an increase of $3.0 million or 71.4%. The increase in professional fees was due to increased legal and audit fees. General and administrative costs were $3.8 million for the year ended December 31, 2021, compared to $1.0 million for the year ended December 31, 2020, an increase of $2.8 million. The increase in general and administrative costs was primarily due to increased insurance costs as a public company. Other costs were $3.0 million for the year ended December 31, 2021, compared to $2.0 million for the year ended December 31, 2020, an increase of $1.0 million or 50.0%. The increase in other costs is primarily due to indirect taxes recorded during the period and increased hedging fees related to increase in total payment volume. The fair value change of contingent consideration was $2.2 million for the year ended December 31, 2021 compared to $5.4 million for the year ended December 31, 2020, a decrease of $3.2 million. Acquisition related expenses were $0.5 million for the year ended December 31, 2021 compared to $1.5 million for the year ended December 31, 2020, a decrease of $1.0 million.

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

Other Income (Expense), net

Other income (expense), net, was $0.1 million for the year ended December 31, 2021, compared to $0.7 million for the year ended December 31, 2020, a decrease of $0.6 million or 85.7%. The decrease was the result of the remeasurement of foreign currency transactions, offset by a decrease in interest income. Gains from the remeasurement of foreign currency transactions into its functional currencies were $0.1 million for the year ended December 31, 2021, compared to $0.6 million for the year ended December 31, 2020, a decrease of $0.5 million or 83.3%. The decrease was the result of the changes in foreign exchange rates against the U.S. Dollar, our financial reporting currency.

Provision for (Benefit From) Income Taxes

Provision for income taxes was $2.2 million during the year ended December 31, 2021, compared to a tax benefit of $ 7.2 million during the year ended December 31, 2020, an increase of 9.4 million. During the year ended December 31, 2021, we recorded an income tax expense of $2.2 million, which was primarily attributable to income taxes related to our profitable foreign subsidiaries and U.S. state taxes. During the year ended December 31, 2020, we recorded an income tax benefit of $7.2 million, which was primarily attributable to a non-recurring benefit of $8.4 million relating to the release of a portion of our valuation allowance. This release was due to taxable temporary differences recorded as part of the Simplee acquisition which were a source of income to realize certain pre-existing federal and state deferred tax assets. Our effective tax rate was (8.3)% for the year ended December 31, 2021, compared to 39.3% for the year ended December 31, 2020.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through proceeds received from sales of equity securities, credit facilities and payments received from our clients as further detailed below.

In May 2021, we completed our IPO which resulted in aggregate net proceeds of $263.8 million, after underwriting discounts of $19.4 million and issuance costs of $4.9 million. As of December 31, 2022, our principal source of liquidity is cash, cash equivalents and restricted cash of $351.2 million. Cash equivalents is comprised primarily of money market funds.

We believe that our existing cash will be sufficient to support our expected working capital needs and material cash requirements for at least the next 12 months from the issuance of these consolidated financial statements. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from clients, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the price at which we are able to purchase public cloud capacity, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

Contractual Obligations

Contractual obligations consist of operating leases that relate to real estate for our primary facilities.

The following table summarizes our contractual obligations as of December 31, 2022:

	Payments Due by Year
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
Operating lease obligations	$3,683	$2,027	$1,656	$—	$—
Total	$3,683	$2,027	$1,656	$—	$—

Cash Flows

The following table sets forth a summary of our cash flow information for the periods presented:

	Year Ended December 31,
(in millions)	2022	2021	2020
Net cash provided by (used in) operating activities	$5.4	$17.1	$(14.2)
Net cash used in investing activities	(24.7)	(62.9)	(81.5)
Net cash provided by (used in) financing activities	(24.0)	327.5	119.0
Effect of exchange rate changes on cash and cash equivalents	5.0	(1.4)	(0.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(38.2)	$280.3	$23.0

Operating Activities

Net cash provided by (used in) operating activities consists of net loss adjusted for certain non-cash items and changes in other assets and liabilities.

During 2022, cash provided by operating activities of $5.4 million was primarily the result of net loss of $39.3 million adjusted for non-cash expenses of $40.3 million, which primarily include stock-based compensation expense of $30.3 million, depreciation and amortization of $12.3 million and amortization of deferred contract costs of $1.8 million, offset by change in fair value of contingent consideration of $(2.8) million and deferred tax provision of $(1.7) million, benefited by changes in operating assets and liabilities of $4.4 million.

During 2021, cash provided by operating activities of $17.1 million was primarily the result of net loss of $28.1 million adjusted for noncash expenses of $41.8 million, which primarily include stock-based compensation expense of $18.9 million, change in fair value of preferred stock warrant liability of $10.8 million, depreciation and amortization of $9.0 million, change in fair value of contingent consideration of $2.3 million, non-cash interest expense of $0.3 million, amortization of deferred contract costs of $0.2 million, bad debt expense of $0.2 million and deferred tax provision of $0.1 million, benefited by changes in operating assets and liabilities of $3.5 million.

During 2020, cash used in operating activities of $14.2 million was primarily the result of net loss of $11.1 million adjusted for non-cash expenses of $9.0 million, which primarily include depreciation and amortization of $6.8 million, change in fair value of contingent consideration of $5.4 million, stock-based compensation expense of $3.8 million, and the change in fair value of preferred stock warrant liability of $0.7 million, offset by $8.5 million related to deferred taxes and $12.1 million related to changes in our operating assets and liabilities.

Investing Activities

During 2022, cash used in investing activities of $24.7 million was primarily the result of our acquisition of Cohort Go for a purchase consideration of $17.1 million and capitalization of internally developed software costs of $7.1 million.

During 2021, cash used in investing activities of $62.9 million was the result of our acquisition of WPM for a purchase consideration of $56.1 million in cash, purchase of property and equipment for $6.7 million and asset acquisition of $0.1 million.

During 2020, cash used in investing activities of $81.5 million was the result of our acquisition of Simplee for a purchase consideration of $79.4 million in cash and $2.1 million related to purchases of computer equipment and software.

Financing Activities

During 2022, cash used in financing activities of $24.0 million was driven by the repayment of our Revolving Credit Facility of $25.9 million, payments for contingent consideration of $3.7 million primarily related to the acquisition of Simplee, payments of tax withholdings of $2.6 million for net settled option exercises, offset by proceeds from the exercise of stock options of $7.0 million and proceeds from the issuance of stock under the ESPP of $1.3 million.

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

During 2020, cash provided by financing activities of $119.0 million was primarily the result of our sale of preferred stock for aggregate proceeds of $119.8 million and proceeds from the exercise of stock options of $0.8 million, primarily offset by payments for contingent consideration of $1.3 million related to our acquisition of OnPlan Holdings, LLC during 2018.

As of December 31, 2022 and 2021, we had $0 and $25.9 million of outstanding indebtedness under the Revolving Credit Facility. The proceeds of the Revolving Credit Facility were used to pay the LSA of $25.0 million. During the year ended December 31, 2022, we repaid the $25.9 million outstanding under the Revolving Credit Facility. Following the repayment, we continue to have access to a total commitment of $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility consists of ABR loans or Eurodollar Borrowings, at our option. ABR loans bear interest at the ABR plus the applicable rate. Eurodollar Borrowings bear interest at the Adjusted LIBO Rate plus the applicable rate. The ABR rate is based on the greatest of (a) the Prime Rate (b) the Federal Funds Effective Rate plus 1/2 of 1% and (c) the Adjusted LIBO Rate for a one-month Interest Period plus 1%. The adjusted LIBO rate is based on (a) the LIBO Rate multiplied by (b) the Statutory Reserve Rate. The applicable rate is based upon our liquidity as of the most recent consolidated financial information and ranges from 0.75% to 2.25%. The Revolving Credit Facility incurs a commitment fee ranging from 0.25% to 0.35% based upon our liquidity as of the most recent consolidated financial information assessed on the average undrawn portion of the available commitment.

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

Intangible Assets

Intangible assets consist of acquired developed technology, acquired relationships, trade names and associated trademarks and noncompete agreements. Intangible assets are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired, and reported net of accumulated amortization, separately from goodwill.

We estimate the fair value of acquired developed technology using the relief-from-royalty method, a form of the income approach, which estimates the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for similar technology. The fair value of acquired relationships is estimated using the multi-period excess earnings method under the income approach, which represents the total income to be generated by the asset. Under this method, the value of an intangible asset is equal to the present value of the incremental after-tax cash flows attributable solely to the intangible asset. We value noncompete agreements using the with and without method. This method compares our projected discounted cash flows in two distinct scenarios: first, we assume that the covenant not-to-compete is in-place and, second, we assume that the covenant not-to-compete is not in-place. A probability adjustment factor is then applied to the difference between the two scenarios to determine the fair value of the noncompete agreement. We value trade names and trademarks using the relief from royalty method. The relief-from-royalty method determines the present value of the economic royalty savings associated with the ownership or possession of the trade name or trademark based on an estimated royalty rate applied to the cash flows to be generated by the business. The estimated royalty rate is determined based on the assessment of a reasonable royalty rate that a third party would negotiate in an arm’s-length license agreement for the use of the trade name or trademark.

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

Intangible assets are amortized using a method that reflects the pattern in which the economic benefits of the intangible asset are expected to be realized over their estimated useful lives ranging from one to fifteen years. No significant residual value is estimated for intangible assets.

The estimated fair values of these intangible assets reflect various assumptions including discount rates, revenue growth rates, operating margins, terminal values, attrition, useful lives and other prospective financial information.

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

In connection with the acquisition of Cohort Go, we entered into an agreement to make certain earn-out payments based on Cohort Go's achievement of specific post-acquisition milestones established through a period ending March 31, 2023. Contingent consideration will be settled upon completion of the post-acquisition milestones at various intervals through May 2023 in the form of cash or shares of common stock at the Company's option and it is subject to exchange rate fluctuation adjustment between the U.S. Dollar and Australian Dollar. The fair value of the contingent consideration was determined using a scenario-based method formed on the likelihoods of achieving each of the milestones. Increases or decreases in any of the probabilities of success in which the specific post-acquisition milestones are expected to be achieved would result in a higher or lower fair value measurement, respectively. Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively.

In connection with the acquisition of WPM, we entered into an agreement to make certain earn-out payments based on the achievement of certain platform integration objectives as well as the achievement of minimum payment volume targets. The platform integration objectives are payable upon completion, and the payment volume targets are payable based on the results of the 15 month and subsequent 12 month periods after acquisition. The fair value of the contingent consideration related to the payment volume targets was determined using an option pricing model and the fair value of the contingent consideration related to the platform integration objectives was determined using a scenario-based method that reflects our expectation about the probability of payment based on facts and circumstances that existed at the acquisition closing date. The option pricing model includes significant unobservable inputs such as expectations regarding payment volume, a market price of risk adjustment for revenue and revenue volatility. The scenario-based method includes significant unobservable inputs such as the probability of completing certain platform integrations. Increases or decreases in any of the probabilities of success in which the platform integration objectives are expected to be achieved would result in higher or lower fair value measurement, respectively. Increases or decreases in expectations regarding the level at which payment volume are expected to be achieved would result in a higher or lower fair value measurement, respectively. Increases or decreases in the market price of risk adjustment of revenue would result in a decrease or increase in the fair value measurement, respectively. Increases or decreases in the revenue volatility would result in a decrease or increase in the fair value measurement, respectively.

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

Subsequent to the acquisition date, at each reporting date, the contingent consideration is remeasured and changes in the fair value resulting from a change in the underlying inputs are recognized in general and administrative expense in the consolidated statements of operations and comprehensive loss until the contingent consideration is settled. The maximum amount we would be required to pay related to Cohort Go and WPM acquisitions is $2.2 million and $7.9 million, respectively. During the year ended December, 31 2022, the Company made the final payment of contingent consideration in the amount of $7.8 million related to the Simplee acquisition. No additional contingent consideration is due or payable with respect to the Simplee acquisition. The fair value of the contingent consideration at December 31, 2022 and 2021 was $1.3 and $11.3 million, respectively.

Valuation of Warrants to Purchase Preferred Stock

Prior to our IPO, we classified warrants to purchase shares of our convertible preferred stock as liabilities on our balance sheets as these were free standing instruments that may have required us to transfer assets upon exercise. The warrant liability associated with these warrants was recorded at fair value on the issuance date of each warrant and was subsequently marked to market each reporting period based on changes in the warrants’ fair value calculated using the Black-Scholes model. Inputs used in the fair value calculation included exercise price, risk-free interest rate, expected dividend yield, remaining contractual term and expected volatility. We determined the fair value per share of the underlying preferred stock by taking into consideration the most recent sales of our convertible preferred stock, results obtained from third-party valuations and additional factors that we deemed relevant. We were a private company and lacked company-specific historical and implied volatility information of our stock. Therefore, we estimated expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. We estimated a 0% dividend yield based on the fact that we have never paid or declared dividends. Following our IPO, the preferred stock warrants were either fully exercised or converted to warrants to purchase common stock. As of December 31, 2022 and 2021, there were no preferred stock warrants outstanding. Changes in fair value of the warrants were recognized on the consolidated statements of operations and comprehensive loss.

The table below quantifies the weighted average of the most significant inputs used for the warrants valuation for the year ended December 31, 2020:

December 31, 2020
Fair value of preferred stock	$6.48
Risk-free interest rate	0.7%
Expected volatility	42.5%
Expected dividend yield	—
Remaining contractual term (in years)	4

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

The money can be wired directly from the client’s customer to us, however, in certain situations when the client’s customer lives in a country where we do not have an active bank account, we use third-party service providers to collect wired funds before remitting the funds to us. The third-party service provider invoices us on a recurring basis with a fee for each payment processed and deposited into our bank account. The fee paid to third-party service providers as well as any foreign exchange banking fees paid by us are reflected in the payment processing services costs line in the consolidated statements of operations and comprehensive loss.

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

Emerging Growth Company Status

The JOBS Act permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised financial accounting standards applicable to public companies until those standards would otherwise apply to nonpublic companies. The Company previously qualified as an emerging growth company and had elected to use this extended transition period for complying with new or revised financial accounting standards that had different effective dates for public and private companies until the earlier of the date we (i) were no longer an emerging growth company or (ii) affirmatively and irrevocably opted out of the extended transition period provided in the JOBS Act.

As of June 30, 2022, the market value of our common stock that was held by non-affiliates exceeded $700.0 million, and as a result, we no longer qualified as an emerging growth company as of December 31, 2022 when we became a large accelerated filer. Therefore, we are required to comply with new or revised financial accounting standards as of the effective dates applicable to public companies that are not emerging growth companies.

Recent Accounting Pronouncements

See Note 1 - Business Overview and Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for accounting pronouncements adopted and accounting pronouncements not yet adopted as of December 31, 2022.

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

Interest Rate Risk

Our Revolving Credit Facility consists of ABR loans or Eurodollar Borrowings, at our option. ABR loans bear interest at the ABR plus applicable rate. Eurodollar Borrowings bear interest at the Adjusted LIBO Rate plus the applicable rate. The ABR rate is based on the greatest of (a) the Prime Rate (b) the Federal Funds Effective Rate plus 1/2 of 1% and (c) the Adjusted LIBO Rate for a one-month Interest Period plus 1%. The adjusted LIBO rate is based on (a) the LIBO Rate multiplied by (b) the Statutory Reserve Rate. The applicable rate is based upon our liquidity as of the most recent consolidated financial information and ranges from 0.75% to 2.25%. The Revolving Credit Facility incurs a commitment fee ranging from 0.25% to 0.35% based upon our liquidity as of the most recent consolidated financial information assessed on the average undrawn portion of the available commitment. As of December 31, 2022 and 2021, $0 and $25.9 million was outstanding under our Revolving Credit Facility. An immediate 10% increase or decrease in interest rates would not have a material effect on our financial position, results of operations or cash flows.

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

Our cash flows and operating results may also be impacted by fluctuations in foreign currency exchange rates between the U.S. Dollar and various currencies, in particular the British Pound. The value of our revenue and profits in local currencies may be worth more or less in U.S. Dollars due to a strengthening or weakening, respectively, of those currencies against the U.S. Dollar. For 2022, as the U.S. Dollar strengthened against several currencies, including the British Pound, these foreign exchange impacts reduced our reported revenue in U.S. Dollars by approximately $14.2 million compared to 2021 on a constant currency basis.

Fluctuations in foreign currency exchange rates may also impact the value of assets and liabilities denominated in currencies other than the functional currencies of our entities. Our reporting currency and the functional currency of our subsidiaries, with the exception of our U.K. and Australian subsidiaries, is the U.S. Dollar. The functional currency for our U.K. and Australian subsidiaries is the local currency, or British Pound and Australian Dollar, respectively. Financial statements of our foreign subsidiaries are translated from local currency into U.S. Dollars using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates in effect during the period for revenue and expenses. Resulting translation adjustments are included as a component of accumulated other comprehensive loss in our consolidated balance sheets. Gains and losses from the remeasurement of foreign currencies into functional currencies are recognized as other income (expense), net in the consolidated statements of operations and comprehensive loss. A potential change in foreign exchange rates of 10% from such remeasurement would have impacted loss before income taxes by approximately $10.9 million and $10.8 million for the years ended December 31, 2022 and 2021, respectively.

Inflation Risk

We do not believe that inflation had a material effect on our cash flows and results of operations during the year ended December 31, 2022. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increase in prices of our product offerings.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Flywire Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Flywire Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock, redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Cohort Solutions Pty Ltd. from its assessment of internal control over financial reporting as of December 31, 2022, because it was acquired by the Company in a purchase business combination during 2022. We have also excluded Cohort Solutions Pty Ltd. from our audit of internal control over financial reporting. Cohort Solutions Pty Ltd. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 8% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of Cohort Solutions Pty Ltd. - Valuation of Agent and Customer Relationships Intangible Asset

As described in Notes 1 and 8 to the consolidated financial statements, the Company acquired all of the issued and outstanding shares of Cohort Solutions Pty Ltd. (“Cohort Go”) in 2022 for total purchase consideration, net of cash acquired, of $23.1 million, which resulted in recording $11.1 million intangible assets related to agent and customer relationships. Management estimates the fair value of acquired intangible assets under the income approach, using the multi-period excess earnings method for acquired relationships. In performing the valuation, the key underlying judgments and assumptions used included revenue and earnings before interest and taxes growth rates, discount rate, technology royalty rate and attrition rate.

The principal considerations for our determination that performing procedures relating to the valuation of the agent and customer relationships intangible assets acquired in the acquisition of Cohort Solutions Pty Ltd. is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the agent and customer relationships intangible assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to the attrition rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the agent and customer relationships intangible assets. These procedures also included, among others (i) reading the purchase agreement, (ii) testing management’s process for developing the fair value estimates of the agent and customer relationships acquired, (iii) evaluating the appropriateness of the multi-period excess earnings valuation method, (iv) testing the completeness and accuracy of data used in the method, and (v) evaluating the reasonableness of management’s significant assumption related to the attrition rate. Evaluating the reasonableness of the attrition rate involved considering the past performance of the acquired business, testing the historical agent funds flow activity by obtaining and inspecting payment and invoice documentation, using historical funds flow to recalculate the attrition rate, and considering whether the assumption is consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s multi-period excess earnings method and the reasonableness of the attrition rate assumption.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 10, 2023

We have served as the Company’s auditor since 2019.

FLYWIRE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$349,177	$385,360
Restricted cash	2,000	4,000
Accounts receivable, net of allowance of $212 and $106, respectively	13,697	12,968
Unbilled receivables	5,268	3,340
Funds receivable from payment partners	62,970	28,286
Prepaid expenses and other current assets	17,531	9,834
Total current assets	450,643	443,788
Property and equipment, net	13,317	9,442
Intangible assets, net	97,616	93,598
Goodwill	97,766	85,841
Other assets	14,945	7,176
Total assets	$674,287	$639,845
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,325	$10,242
Funds payable to clients	124,305	71,302
Accrued expenses and other current liabilities	33,109	22,726
Deferred revenue	5,223	5,488
Contingent consideration	1,314	7,719
Total current liabilities	177,276	117,477
Deferred tax liabilities	12,149	8,401
Contingent consideration, net of current portion	18	3,590
Long-term debt	—	25,939
Other liabilities	2,941	2,237
Total liabilities	192,384	157,644
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2022 and 2021; and no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Voting common stock, $0.0001 par value; 2,000,000,000 shares authorized as of December 31, 2022 and 2021; 109,790,702 shares issued and 107,472,980 shares outstanding as of December 31, 2022; 102,771,899 shares issued and 100,454,177 shares outstanding as of December 31, 2021	10	10
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2022 and 2021; 1,873,320 and 5,988,378 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1	1
Treasury voting common stock, 2,317,722 shares as of December 31, 2022 and 2021, held at cost	(748)	(748)
Additional paid-in capital	649,756	609,194
Accumulated other comprehensive loss	(1,912)	(399)
Accumulated deficit	(165,204)	(125,857)
Total stockholders’ equity	481,903	482,201
Total liabilities and stockholders’ equity	$674,287	$639,845

The accompanying notes are an integral part of these consolidated financial statements.

FLYWIRE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$289,375	$201,149	$131,783
Costs and operating expenses:
Payment processing services costs	107,933	70,191	47,805
Technology and development	50,257	31,295	24,501
Selling and marketing	78,456	51,297	32,612
General and administrative	82,949	61,623	42,680
Total costs and operating expenses	319,595	214,406	147,598
Loss from operations	$(30,220)	$(13,257)	$(15,815)
Other income (expense):
Interest expense	(1,211)	(2,021)	(2,533)
Change in fair value of preferred stock warrant liability	—	(10,758)	(625)
Other income (expense), net	(5,928)	109	697
Total other income (expense), net	(7,139)	(12,670)	(2,461)
Loss before provision for (benefit from) income taxes	(37,359)	(25,927)	(18,276)
Provision for (benefit from) income taxes	1,988	2,158	(7,169)
Net loss	$(39,347)	$(28,085)	$(11,107)
Foreign currency translation adjustment	(1,513)	(185)	(316)
Comprehensive loss	$(40,860)	$(28,270)	$(11,423)
Net loss attributable to common stockholders - basic and diluted	$(39,347)	$(28,098)	$(11,121)
Net loss per share attributable to common stockholders - basic and diluted	$(0.36)	$(0.39)	$(0.60)
Weighted average common shares outstanding - basic and diluted	107,935,514	71,168,054	18,389,898
The accompanying notes are an integral part of these consolidated financial statements.

FLYWIRE CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except share amounts)

	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Voting Common Stock		Non-Voting Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(Deficit)
Balances at December 31, 2019	54,208,461	$110,401	—	—	20,494,146	$2	—	—	(2,317,722)	$(748)	12,031	$102	$(86,665)	$(75,278)
Issuance of common stock upon the exercise of stock options	—	—	—	—	1,852,695	— *	—	—	—	—	773	—	—	773
Issuance of common stock warrants	—	—	—	—		—	—	—	—	—	336	—	—	336
Forfeiture of unvested restricted stock awards	—	—	—	—	(105,969)	— *	—	—	—	—	—	—	—	—
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $245	—	—	11,239,920	119,755	—	—	—	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	—	—	14	—	—	—	—	—	—	(14)	—	—	(14)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(316)	—	(316)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	3,844	—	—	3,844
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,107)	(11,107)
Balances at December 31, 2020	54,208,461	$110,401	11,239,920	$119,769	22,240,872	$2	—	—	(2,317,722)	$(748)	$16,970	$(214)	$(97,772)	$(81,762)

Issuance of common stock upon exercise of stock options, net of 17,374 shares withheld	—	—	—	—	5,893,600	1	—	—	—	—	6,582	—	—	6,583
Issuance of Series F-1 redeemable convertible preferred stock, net of issuance costs of $265	—	—	2,571,936	59,735	—	—	—	—	—	—	—	—	—	—
Exercise of common stock warrants	—	—	—	—	417,021	—	—	—	—	—	294	—	—	294
Accretion of redeemable convertible preferred stock	—	—	—	13	—	—	—	—	—	—	(13)	—	—	(13)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(185)	—	(185)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	18,928	—	—	18,928
Issuance of common stock in connection with IPO, net of underwriting discounts and commissions	—	—	—	—	12,006,000	1	—	—	—	—	268,693	—	—	268,694
Costs incurred in connection with IPO	—	—	—	—	—	—	—	—	—	—	(4,860)	—	—	(4,860)
Issuance of Series C preferred stock upon net exercise of Series C preferred stock warrants	182,467	6,417	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock upon IPO	(54,390,928)	(116,818)	—	—	54,390,928	5	—	—	—	—	116,813	—	—	116,818
Conversion of redeemable convertible preferred stock upon IPO	—	—	(13,811,856)	(179,517)	7,823,478	1	5,988,378	1	—	—	179,515	—	—	179,517
Reclassification of warrant liability to additional paid-in capital upon IPO	—	—	—	—	—	—	—	—	—	—	6,272	—	—	6,272
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(28,085)	(28,085)
Balances at December 31, 2021	—	—	—	—	102,771,899	$10	5,988,378	$1	(2,317,722)	$(748)	$609,194	$(399)	$(125,857)	$482,201

Issuance of common stock upon exercise of stock options, net of 133,012 shares withheld	—	—	—	—	2,507,070	—	—	—	—	—	4,745	—	—	4,745
Conversion of non-voting common stock to voting common stock	—	—	—	—	4,115,058	—	(4,115,058)	—	—	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	—	—	—	—	111,549	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	84,812	—	—	—	—	—	1,271	—	—	1,271
Issuance of common stock as consideration for acquisition	—	—	—	—	200,314	—	—	—	—	—	4,287	—	—	4,287
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(1,513)	—	(1,513)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	30,259	—	—	30,259
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(39,347)	(39,347)
Balances at December 31, 2022	—	—	—	—	109,790,702	$10	1,873,320	$1	(2,317,722)	$(748)	$649,756	$(1,912)	$(165,204)	$481,903

__________________________________

* amount is less than $1 thousand

The accompanying notes are an integral part of these consolidated financial statements.

FLYWIRE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(39,347)	$(28,085)	$(11,107)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,304	8,998	6,794
Stock-based compensation expense	30,259	18,928	3,844
Amortization of deferred contract costs	1,799	245	414
Change in fair value of preferred stock warrant liability	—	10,758	625
Change in fair value of contingent consideration	(2,805)	2,263	5,400
Deferred tax provision	(1,708)	146	(8,535)
Provision for uncollectible accounts	152	165	237
Non-cash interest expense	348	252	227
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(323)	(587)	(1,555)
Unbilled receivables	(1,928)	(1,642)	(401)
Funds receivable from payment partners	(30,917)	(5,805)	(6,033)
Prepaid expenses, other current assets and other assets	(11,318)	(7,854)	(3,840)
Funds payable to clients	48,932	11,316	(5,279)
Accounts payable, accrued expenses and other current liabilities	6,761	11,230	5,669
Contingent consideration	(4,510)	(3,212)	(693)
Other liabilities	(1,872)	174	83
Deferred revenue	(400)	(159)	(73)
Net cash provided by (used in) operating activities	5,427	17,131	(14,223)
Cash flows from investing activities:
Purchases of property and equipment	(7,070)	(6,684)	(2,141)
Acquisitions of businesses, net of cash acquired	(17,140)	(56,111)	(79,401)
Asset acquisition, net of cash acquired	—	(119)	—
Contingent consideration paid for acquisitions	(453)	—	—
Net cash used in investing activities	(24,663)	(62,914)	(81,542)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discount and commissions	—	268,694	—
Payment of deferred offering costs related to initial public offering	—	(4,860)	—
Proceeds from issuance of long-term debt	—	25,939	4,167
Payment of long-term debt issuance costs	—	(418)	(172)
Repayment of long-term debt	(25,939)	(25,000)	(4,167)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	59,735	119,755
Proceeds from exercise of warrants	—	294	—
Contingent consideration paid for acquisitions	(3,701)	(3,800)	(1,307)
Payments of tax withholdings for net settled option exercises	(2,564)	—	—
Proceeds from the issuance of stock under Employee Stock Purchase Plan	1,271	—	—
Proceeds from exercise of stock options	6,963	6,928	773
Net cash provided by (used in) financing activities	(23,970)	327,512	119,049
Effect of exchange rates changes on cash and cash equivalents	5,023	(1,421)	(259)
Net increase (decrease) in cash, cash equivalents and restricted cash	(38,183)	280,308	23,025
Cash, cash equivalents and restricted cash, beginning of year	$389,360	$109,052	$86,027
Cash, cash equivalents and restricted cash, end of year	$351,177	$389,360	$109,052

The accompanying notes are an integral part of these consolidated financial statements.

FLYWIRE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosures of cash flow and noncash information
Cash paid during the period for interest	770	1,600	2,098
Issuance of common stock for acquisition	4,287	—	—
Accretion of redeemable convertible preferred stock	—	(13)	(14)
Purchase of property and equipment in accounts payable	36	—	—
Issuance of common stock warrants	—	—	336
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$349,177	$385,360	$104,052
Restricted cash	2,000	4,000	5,000
Cash, cash equivalents and restricted cash	$351,177	$389,360	$109,052

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

Prior to the IPO, the Company issued Series A convertible preferred stock, Series B convertible preferred stock, Series B1-NV convertible preferred stock, Series B1 convertible preferred stock, Series C convertible preferred stock, Series D convertible preferred stock, Series E-1 redeemable convertible preferred stock and Series E-2 redeemable convertible preferred stock. Immediately prior to the closing of the IPO, all shares of the Company’s outstanding convertible preferred stock and redeemable convertible preferred stock, including 182,467 shares of preferred stock issued upon exercise of a warrant immediately prior to the closing of the IPO, were converted into 62,214,406 shares of voting common stock and 5,988,378 shares of non-voting common stock. Prior to the closing of the IPO, the Company had warrants to purchase 190,500 shares of its convertible preferred stock outstanding, such warrants were converted immediately prior to the closing of the IPO into warrants to purchase 190,500 shares of the Company’s voting common stock and the associated preferred stock warrant liabilities were remeasured to its fair value of $6.3 million and reclassified to additional paid-in capital.

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). Intercompany accounts and transactions have been eliminated upon consolidation.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the valuation of common stock and stock-based awards, the valuation of the preferred stock warrant liability up until the date of the Company’s IPO, impairment assessment of goodwill, intangibles and other long-lived assets, the valuation of acquired intangible assets and their useful lives, and the valuation of contingent consideration. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

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

In response to the COVID-19 pandemic, the Company executed a reduction in force in May of 2020, cut corporate bonus programs, suspended corporate travel and reduced professional service and other fees. Further, the Company implemented remote working capabilities and measures focused on the safety of the Company’s FlyMates. During the year ended December 31, 2022, the Company observed recoveries in total payment volume and revenue compared to the year ended December 31, 2021. The growth in both total payment volume and revenue was primarily a result of economies continuing to reopen, and the resumption of global travel. The Company’s revenue growth from students originating from China may have been negatively impacted by the combination of a decline in visa issuance and COVID-19 related travel obstacles, as well as changes in education destinations. Additionally, the Company has resumed hiring across all departments to meet growth and public company challenges. The Company does not currently foresee the need to take additional actions; however, as variants or sub-variants of COVID-19 emerge, the Company continues to evaluate the nature and extent of these potential impacts to the Company's business, consolidated financial statements, and liquidity.

Impact of the Conflict between Russia and Ukraine

The Company does not have any operations, including long-lived assets, in Ukraine or Russia, and to the Company’s knowledge, clients do not receive material amounts of payments from payers in these regions. As of the issuance date of these consolidated financial statements, the current conflict between Russia and Ukraine has not had a material impact on the Company’s revenue, results of operations or financial position. However, the Company notes Ukraine is a major engineering hub and the conflict may create a global challenge in outsourcing or hiring engineering talent. In addition, a prolonged conflict or the spill-over of war into other European countries may in the future have an impact on macroeconomic conditions which could significantly impact the verticals in which the Company has been predominantly focused over the last decade. The Company’s payment volumes, sales cycles and time to implementation could be negatively affected and consequently, the Company’s revenue or results of operations or financial position could be adversely impacted as well.

Impact of Inflation

The Company does not believe that inflation had a material effect on its cash flows and results of operations during the year ended December 31, 2022.

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

Concentrations of Credit Risk, Financial Instruments and Significant Clients

Financial instruments that potentially subject the Company to concentration of credit risk consists principally of cash, cash equivalents, accounts receivable and funds receivable from payment partners. The Company maintains its cash and cash equivalents with financial institutions that management believes are of high credit quality. To manage credit risk related to accounts receivable, the Company maintains an allowance for credit losses. The allowance is determined by applying a loss-rate method based on an aging schedule using the Company's historical loss rate. The Company also considers reasonable and supportable current and forecasted information in determining its estimated loss rates, such as external forecasts, macroeconomic trends, or other factors that are associated with the credit quality of the Company’s customer base. The Company did not experience any material credit losses during the years ended December 31, 2022, 2021 and 2020.

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

	December 31,
	2022	2021
Client A	13%	36%
Client B	*	12%
Client C	13%	*

* Less than 10% of total balance.

Funds receivable from payment partners consist primarily of cash held by the Company’s global payment processing partners that have not yet been remitted to the Company. Significant partners are those that represent 10% or more of funds receivable from payment partners as set forth in the following table:

	December 31,
	2022	2021
Partner A	12%	*
Partner B	16%	14%
Partner C	*	15%
Partner D	17%	12%
Partner E	15%	21%

* Less than 10% of total balance.

During the years ended December 31, 2022, 2021 and 2020, no client accounted for 10% or more of total revenue.

During the year ended December 31, 2022, revenue from clients located in the United States and Canada (Americas), Europe, the Middle East and Africa (EMEA) and Asia and Pacific (APAC) in the aggregate accounted for 67.2%, 23.9% and 8.9% of the Company’s total revenues, respectively.

During the year ended December 31, 2021, revenue from clients located in Americas, EMEA and APAC in the aggregate accounted for 79.4%, 16.9%, and 3.7% of the Company’s total revenues, respectively.

During the year ended December 31, 2020, revenue from clients located in Americas, EMEA and APAC in the aggregate accounted for 83.3%, 14.0% and 2.7% of the Company’s total revenues, respectively.

Summary of Significant Accounting Policies

Cash Equivalents and Restricted Cash

Cash equivalents consist of short-term, highly liquid investments with stated maturities of three months or less from the date of purchase.

Restricted cash consists of amounts required to be maintained to cover certain banks’ or clients’ credit risk exposure related to facilitating payments for the Company. As of December 31, 2022 and 2021, the Company had $2.0 million and $4.0 million of restricted cash, respectively.

Allowance for Credit Losses

Accounts receivable represent client obligations that are unconditional. Accounts receivable are presented net of an estimated allowance for credit losses for amounts that may not be collectible over the estimated life of the assets. The Company’s accounts receivable do not bear interest and generally does not require collateral or other security to support related receivables. The Company establishes an allowance for credit losses for estimated losses expected from amounts that may not be collectible, through a provision for expected credit losses.

On January 1, 2022, Flywire adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent related ASUs using January 1, 2022 as the date of initial application. The adoption of ASU 2016-13 did not have a material impact on the Company's consolidated financial statements and disclosures. Refer to Accounting Pronouncements Adopted section below for details on the adoption of ASU 2016-13.

The allowance is determined by applying a loss-rate method based on an aging schedule using the Company's historical loss rates. The Company also considers reasonable and supportable current and forecasted information in determining its estimated loss rates, such as external forecasts, macroeconomic trends, or other factors that are associated with the credit quality of the Company’s customer base.

The adequacy of the allowance for credit losses is evaluated on a regular basis. Account balances are written off after all means of collection are exhausted and the balance is deemed uncollectible. Subsequent recoveries, if any, are credited to the allowance. Adjustments to the allowance for credit losses are recorded within general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Prior to January 1, 2022, accounts receivable was presented net of an allowance for doubtful accounts based on the credit risk of specific clients, past collection history and management’s evaluation of accounts receivable.

Property and Equipment, net

Property and equipment consist primarily of computer equipment and software, internal-use software, furniture and fixtures and leasehold improvements. Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which is between three to five years for computer equipment and software, five years for internal-use software, three years for furniture and fixtures, and the lesser of the useful life or remaining non-cancelable term of the lease for leasehold improvements. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation are removed from the consolidated balance sheets and the resulting gain or loss is reflected in loss from operations in the consolidated statements of operations and comprehensive loss.

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

Intangible Assets, net

Intangible assets consist of acquired relationships, developed technology, trade names and associated trademarks and non-compete agreements. Intangible assets are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired, and reported net of accumulated amortization, separately from goodwill.

The Company estimates the fair value of acquired intangible assets under the income approach using the relief-from-royalty method (for developed technology, trade name and trademarks) or using the multi-period excess earnings method (for acquired relationships). The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or a license fee on revenues earned through the use of the asset. The estimated royalty rate is determined based on the assessment of a reasonable royalty rate that a third party would negotiate in an arm’s-length license agreement for the use of the technology, trade name or trademark. The multi-period excess earnings method estimates the present value of the incremental after-tax cash flows solely attributable to the intangible asset. The estimated fair values of these intangible assets reflect various assumptions including discount rates, revenue growth rates, operating margins, terminal values and other prospective financial information.

Intangible assets are amortized using a method that reflects the pattern in which the economic benefits of the intangible asset are expected to be realized over their estimated useful lives ranging from one to fifteen years. The useful lives for developed technology are determined based on expectations regarding the evolution of existing technology and future investments. The useful lives for acquired related intangible assets are determined based primarily on forecasted cash flows, which include estimates for the revenues, expenses and customer attrition associated with the assets. The useful lives of definite-lived trademarks and trade names are based on the Company’s plans to phase out the trademarks and trade names in the applicable markets.

No significant residual value is estimated for intangible assets.

Software Developed for Internal-Use

The Company capitalizes costs related to internal-use software during the application development stage including third-party consulting costs and compensation expenses related to FlyMates who devote time to the development of the projects. The Company records software development costs in property and equipment. Costs incurred in the preliminary stages of development activities and post implementation activities are expensed in the period incurred and are included in technology and development expense in the consolidated statements of operations and comprehensive loss. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Once the additional functionality is available for general use, capitalization ceases and the asset begins being amortized. The Company periodically assesses whether triggering events are present to review internal-use software for impairment. Unforeseen circumstances in software development, such as a significant change in the manner in which the software is intended to be used, obsolescence or a significant reduction in revenues due to attrition, could require us to implement alternative plans with respect to a particular effort, which could result in the impairment of previously capitalized software development costs. Software developed for internal-use is amortized straight-line over its estimated useful life of five years.

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

Leases

On January 1, 2022, Flywire adopted ASU 2016-02, Leases (Topic 842), and subsequent related ASUs using January 1, 2022 as the date of initial application. The new lease standard sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The Company elected the modified retrospective transition option which allows for application of Topic 842 at the adoption date. Therefore, comparative prior period financial information was not adjusted and will continue to be reported under the previous Accounting Standards Codification (ASC) 840, Leases. No cumulative-effect adjustment to the opening accumulated deficit balance as of January 1, 2022 was necessary as a result of adopting the new standard. The Company elected the “package of practical expedients” permitted under the transition guidance which allowed the Company not to reassess (i) whether any expired or existing contracts are, or contain, leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. The Company also elected the practical expedient not to separate lease and non-lease components, as well as the short-term lease recognition exemption and will not recognize right-of-use (ROU) assets or lease liabilities for leases with a term less than 12 months. As a result of the adoption, the Company recognized ROU assets of $3.0 million in Other assets and a corresponding lease liability of $3.6 million in Other liabilities as of January 1, 2022. The ROU assets were adjusted per Topic 842 transition guidance for the existing deferred rent balance.

Accounting for Leases after the Adoption of ASC 842

The new leasing standard requires recognition of leases on the consolidated balance sheets as ROU assets and lease liabilities. ROU assets represent the Company's right to use underlying assets for the lease terms and lease liabilities represent our obligation to make lease payments arising from the leases. ROU assets are included in Other assets and lease liabilities are included in Other liabilities. Lease classification is determined at commencement date. All of the Company's leases are accounted for as operating leases. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. As the implicit rate of the leases is not determinable, the Company uses its incremental borrowing rate in determining the present value of the lease payments. ROU assets are adjusted for deferred rent and any lease incentives. Variable lease payments for maintenance, property taxes and other operating expenses are recognized as expense in the period in which the obligation for the payment is incurred. The operating lease expense associated with operating leases is recognized as a single lease cost on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. Refer to Note 15 - Leases for more details on the Company's operating leases.

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

The Company early adopted ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers as of October 1, 2021. ASU 2021-08 amends ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. Under ASU 2021-08, contract assets and contract liabilities are accounted as if the acquirer entered into the original contract at the same time and same date as the acquiree. This is a shift from the previous guidance, which required the acquirer to recognize contract assets and contract liabilities at their fair value as of the acquisition date.

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

The Company’s cash equivalents are carried at fair value (Level 1) as determined according to the fair value hierarchy described above. The Company’s cash equivalents include money market funds, which are measured at fair value using the net asset value (NAV) per share practical expedient. The carrying values of accounts receivable, funds receivable from payment partners, unbilled receivables, prepaid expenses, accounts payable, funds payable to clients and accrued expenses and other current liabilities approximate their respective fair values due to the short-term nature of these assets and liabilities. The Company’s contingent consideration are carried at fair value, determined using Level 3 inputs in the fair value hierarchy.

Preferred Stock Warrant Liability

In connection with the Company's financing arrangements, the Company issued warrants to purchase convertible preferred stock to a lender. The warrants to purchase preferred stock provided for net share settlement under which the maximum number of shares that could be issued represented the total amount of shares under the warrant agreements. These warrants were classified as liabilities on the Company's consolidated balance sheets as these were free standing instruments that could require us to transfer an asset upon exercise. The warrant liability associated with these warrants was recorded at fair value on the issuance date of the warrants and was marked to market each reporting period based on changes in the warrants’ fair value calculated using the Black-Scholes model. The preferred stock warrants were converted immediately prior to the closing of the IPO into warrants to purchase shares of the Company’s voting common stock and the associated preferred stock warrant liabilities were remeasured to its fair value of $6.3 million and reclassified to additional paid-in capital. As of December 31, 2022 and 2021, there were no preferred stock warrants outstanding.

Common Stock Warrants

The Company issued warrants to purchase common stock in conjunction with the refinancing of its long-term debt during the year ended December 31, 2020. The warrants were classified as equity based on the specific terms of the warrant agreement. The warrants were recorded at fair value upon issuance, as a discount to debt in the consolidated balance sheets and were not required to be remeasured after the issuance date. There were no common stock warrants outstanding as of December 31, 2022 and 2021.

Foreign Currency Translation and Transactions

The Company’s reporting currency is the U.S. Dollar. The financial statements of the Company’s foreign subsidiaries are translated from local currency into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities, and the average exchange rate in effect during the period for revenue and expenses. The functional currency of the Company and its subsidiaries, with the exception of its U.K. and Australian subsidiaries, is the U.S. Dollar. The functional currency for the U.K. and the Australian subsidiaries is considered to be the local currency and, accordingly, translation adjustments for these entities are included as a component of accumulated other comprehensive loss in the Company’s consolidated balance sheets. Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as other income (expense), net in the consolidated statements of operations and comprehensive loss.

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

Deferred Offering Costs

The Company capitalized certain legal, accounting and other third-party fees that were directly associated with in-process equity financings as deferred offering costs until such financings were consummated. After consummation of the IPO, these costs were recorded in stockholder’s equity as a reduction of the additional paid-in capital generated as a result of the IPO. There were no deferred offering costs as of December 31, 2022 and 2021.

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

The Company does not assess whether a significant financing component exists if the period between performance obligations under the contract and payment is one year or less. None of the Company’s contracts contain a significant financing component as of December 31, 2022, 2021 and 2020.

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

Payment Processing Services Costs

Payment processing services costs consist of costs incurred to process payment transactions which include banking and credit card processing fees, foreign currency translation costs, partner fees personnel-related expenses for our FlyMates who facilitate these payments and personnel related expenses to our FlyMates who provide implementation services to its clients.

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

Selling and Marketing

Selling and marketing expenses consist of personnel-related expenses, including stock-based compensation expense, sales commissions, amortization of acquired customer relationship intangible assets, marketing program expenses, travel-related expenses and costs to market and promote the Company's solutions through advertisements, marketing events, partnership arrangements, and direct client acquisition.

General and Administrative

General and administrative expenses consist of personnel-related expenses, including stock-based compensation expense for finance, risk management, legal and compliance, human resources and IT functions, costs incurred for external professional services, as well as rent, and facility and insurance costs.

Other Income (Expense), Net

For the year ended December 31, 2022, other income (expense), net consisted of $3.2 million of interest income and $(9.1) million of losses from the remeasurement of foreign currency transactions into its functional currency. For the year ended December 31, 2021, other income (expense), net consisted of $0.1 million of gains from the remeasurement of foreign currency transactions into its functional currency. For the year ended December 31, 2020, other income

(expense), net consisted of $0.1 million of interest income and $0.6 million of gains from the remeasurement of foreign currency transactions into its functional currency.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expenses in the consolidated statements of operations and comprehensive loss. Advertising expenses were $4.9 million, $3.2 million and $1.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Stock-Based Compensation

The Company recognizes compensation cost for all stock-based compensation awards made to employees.

The Company determines compensation expense associated with restricted stock awards based on the fair value of the Company's common stock on the date of grant.

The Company determines compensation expense associated with restricted stock units granted to the Company's executives, employees and nonemployee board members based on the fair value of the restricted stock units on the date of the grant.

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

Compensation expense is recognized using a straight-line amortization method over the requisite service period of the award, which is generally the vesting term of four years for stock options and restricted stock awards and one to four years for restricted stock units. The Company accounts for forfeitures as they occur.

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

Net Loss per Share

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

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted-average number of common shares outstanding, including all potentially dilutive common shares, if the effect of such shares is dilutive.

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2022, 2021 and 2020; accordingly, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders.

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

Emerging Growth Company Status

The Company previously qualified as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and had elected to “opt in” to the extended transition related to complying with new or revised financial accounting standards, which meant that when a standard was issued or revised and it had different application dates for public and nonpublic companies, the Company would adopt the new or revised standard at the time nonpublic companies adopted the new or revised standard.

As of June 30, 2022, the Company determined that it would become a large accelerated filer under Rule 12b-2 of the Exchange Act as of December 31, 2022 and would no longer be classified as an emerging growth company. Accordingly, the Company is required to comply with the new or revised accounting pronouncements effective for public companies that are not emerging growth companies within this Annual Report on Form 10-K for the year ended December 31, 2022. Refer to Accounting Pronouncements Adopted section below for details on accounting pronouncements that were adopted in this Annual Report on Form 10-K for the year ended December 31, 2022 for which adoption had been previously deferred under the emerging growth company status.

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

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent related ASUs: ASU 2016-13 replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. ASU 2016-13 is effective for emerging growth companies that have adopted the private company relief on January 1, 2023, with early adoption permitted. The Company adopted ASU 2016-13 and subsequent related ASUs using the modified retrospective approach as of January 1, 2022 as it no longer qualifies as an emerging growth company as of December 31, 2022. The Company's accounts receivable and unbilled receivables are within the scope of Topic 326. However, the adoption of this standard did not have a material impact on the Company's consolidated financial statements.

ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity: ASU 2020-06 reduces the number of accounting models used to account for convertible instruments, amends diluted earnings per share calculations for convertible instruments and removes some of the requirements for a contract that is potentially settled in an entity's own share to be classified in equity. ASU 2020-06 is effective for emerging growth companies that have adopted the private company relief on January 1, 2024, with early adoption permitted. The Company adopted ASU 2020-06 retroactively effective as of January 1, 2022 as it no longer qualifies as an emerging growth company as of December 31, 2022. The adoption of this standard did not have any impact on Flywire's consolidated financial statements and disclosures as the Company currently does not have convertible instruments and contracts in the Company's own equity that meet the amended requirements to be classified in equity.

Accounting Pronouncements Not Yet Adopted as of December 31, 2022

As of December 31, 2022, there are no new accounting pronouncements issued by the FASB but not yet adopted by Flywire which would have a material impact on the Company’s financial statements and disclosures.

Note 2. Revenue and Recognition

The following tables present revenue disaggregated by geographical area and major solutions. The categorization of revenue by geographical location is determined based on location of where the client resides.

	Year Ended December 31,
	2022	2021	2020
(in thousands)
Primary geographical markets
Americas	$194,429	$159,621	$109,725
EMEA	69,185	34,072	18,472
APAC	25,761	7,456	3,586
Total revenue	$289,375	$201,149	$131,783
Major solutions
Transactions	$224,149	$147,994	$89,607
Platform and usage-based fees	65,226	53,155	42,176
Total revenue	$289,375	$201,149	$131,783

Contract Balances from Contracts with Clients

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

The following table provides information about accounts receivable, unbilled receivables and deferred revenue from contracts with clients (in thousands):

	Year Ended December 31,
	2022	2021
Accounts receivable, net of allowance	$13,697	$12,968
Unbilled receivables	5,268	3,340
Deferred revenue – current	5,223	5,488
Deferred revenue – non-current	131	185

For the year ended December 31, 2022, the Company recognized $3.7 million in revenue from amounts that were included in deferred revenue as of December 31, 2021.

For the year ended December 31, 2021, the Company recognized $0.7 million in revenue from amounts that were included in deferred revenue as of December 31, 2020.

Contract Costs

Incremental costs for obtaining contracts that are deemed recoverable are capitalized as contract costs and are included in other assets in the consolidated balance sheets. Such costs result from the payment of sales incentives and totaled $4.0 million, $0.4 million and less than $0.1 million as of December 31, 2022, 2021 and 2020, respectively. Capitalized sales incentives are amortized over the period of benefits, which the Company has determined to be three years. The amortization is included in selling and marketing expense line in the consolidated statements of operations and comprehensive loss, and totaled $0.4 million, less than $0.1 million and $0 for the years ended December 31, 2022, 2021 and 2020, respectively.

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations and are recoverable. Such costs primarily represent set-up and implementation costs, which include any direct cost incurred at inception of a contract. The Company capitalized $2.0 million, $1.4 million and $1.5 million of costs in 2022, 2021 and 2020, respectively within other assets on the consolidated balance sheets. These capitalized costs are amortized on a straight-line basis over the expected contract life, which generally is five years, starting on go-live date. The amortization is included in technology and development expense line in the consolidated statements of operations and comprehensive loss, and totaled $1.8 million, $0.2 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. Included in the amortization expense for the year ended December 31, 2022 is $1.5 million resulting from the impairment of customer set-up costs associated with technology integration. There was no impairment of capitalized contract costs during the years ended December 31, 2021 and 2020.

Note 3. Allowance for Credit Losses

Changes in the allowance for credit losses for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Allowance for credit losses at the beginning of the year	$(106)	$(481)	$(298)
Provision for expected credit losses	(152)	(165)	(237)
Write-offs, net of recoveries	46	540	54
Allowance for credit losses at the end of the year	$(212)	$(106)	$(481)

Note 4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Measured at NAV as of December 31, 2022 Using:	Measured at Fair Value as of December 31, 2022 Using:
	Level 1	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$9,145	$—	$—	$—	$9,145
	$9,145	$—	$—	$—	$9,145
Financial Liabilities:
Foreign exchange contracts	$—	$—	$—	$133	$133
Contingent consideration	—	—	—	1,332	1,332
	$—	$—	$—	$1,465	$1,465

	Measured at NAV as of December 31, 2021 Using:	Measured at Fair Value as of December 31, 2021 Using:
	Level 1	Level 1	Level 2	Level 3	Total
Financial Assets:
Foreign exchange contracts	$—	$—	$—	$43	$43
	$—	$—	$—	$43	$43
Financial Liabilities:
Contingent consideration	—	—	—	11,309	11,309
	$—	$—	$—	$11,309	$11,309

During the years ended December 31, 2022 and 2021, there were no transfers between Level 1, Level 2 or Level 3.

Contingent consideration

The following table presents the unobservable inputs incorporated into the valuation of contingent consideration related to the Simplee acquisition as of December 31, 2021. Refer to Note 8 - Business Combinations for additional details on the Simplee acquisition.

Year Ended December 31, 2021
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

The following table presents the unobservable inputs incorporated into the valuation of contingent consideration related to the WPM acquisition as of the dates presented. Refer to Note 8 - Business Combinations for additional details on the WPM acquisition.

	Year Ended December 31,
	2022	2021
Market price of risk adjustment for revenue	6.7%	4.2%
Revenue volatility	22.7%	21.6%
Probability of successful achievement*	0% - 100%	29% - 100%
Performance period	1.25 years	2.25 years

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

The following table presents the unobservable inputs incorporated into the valuation of contingent consideration related to the Cohort Solutions Pty Ltd. (Cohort Go) acquisition as of December 31, 2022. Refer to Note 8 - Business Combinations for additional details on the Cohort Go acquisition.

Year Ended December 31, 2022
Discount rate	11.2%
Probability of successful achievement*	75% - 100%

* Probability of successful achievement was set at different targets based on the Company’s best estimates on achieving them.

Increases or decreases in any of the probabilities of success in which the specific post-acquisition milestones are expected to be achieved would result in a higher or lower fair value measurement, respectively. Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively.

The following table summarizes the changes in the carrying value of the contingent consideration for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$11,309	$12,500	$2,000
Additions	1,695	3,519	7,100
Change in fair value	(2,805)	2,263	5,400
Contingent consideration paid*	(8,664)	(7,012)	(2,000)
Foreign currency translation adjustment	(203)	39	—
Ending balance	$1,332	$11,309	$12,500

* For the year ended December 31, 2022, contingent consideration paid within three months after the acquisition date of Cohort Go of $453 thousand was classified as investing cash flows in the consolidated statement of cash flows given the proximity to the acquisition date. For the years ended December 31, 2022, 2021, and 2020, the timing of contingent consideration paid was in excess of three months of the acquisition date of Cohort Go, WPM and Simplee; accordingly, the cash payments have been bifurcated between the financing and operating sections of the consolidated statement of cash flows. Amounts paid up to the fair value initially recorded in purchase accounting is reported in the financing section of the consolidated statement of cash flows, while any excess is reported in the operating section of the consolidated statement of cash flows.

Note 5. Derivative Instruments

As part of the Company’s foreign currency risk management program, the Company uses foreign currency forward contracts to mitigate the volatility related to fluctuations in the foreign exchange rates. These foreign currency forward contracts are not designated as hedging instruments. Derivative transactions such as foreign currency forward contracts are measured in terms of the notional amount; however, this amount is not recorded on the consolidated balance sheets and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged but is used only as the underlying basis on which the value of foreign exchange payments under these contracts is determined. As of December 31, 2022 and 2021, respectively, the Company had 11,816 and 8,653 open foreign exchange contracts. As of December 31, 2022 and 2021, the Company had foreign currency forward contracts outstanding with a notional amount of $54.7 million and $27.9 million, respectively.

The Company records all derivative instruments in the consolidated balance sheets at their fair values. For the year ended December 31, 2022, the Company recorded a liability of $0.1 million and for the year ended December 31, 2021, the Company recorded an asset of less than $0.1 million related to outstanding foreign exchange contracts. The Company recognized a loss of $1.6 million, $0.8 million and $0.5 million during the years ended December 31, 2022, 2021 and 2020, respectively, which was included in the general and administrative line within the consolidated statements of operations and comprehensive loss.

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates presented (in thousands):

	Year Ended December 31,
	2022	2021
Accrued employee compensation and related taxes	$16,944	$13,854
Accrued vendor liabilities	3,104	1,763
Accrued income and other non-employee related taxes	5,001	2,652
Accrued professional services	1,723	1,307
Current portion of operating lease liabilities	1,807	—
Other accrued expenses and current liabilities	4,530	3,150
	$33,109	$22,726

Note 7. Property and Equipment, net

Property and equipment, net consisted of the following as of the dates presented (dollars in thousands):

	Estimated Useful Life	December 31,
	(Years)	2022	2021
Computer equipment and software	3 - 5	$3,195	$2,211
Internal-use software	5	13,131	7,414
Furniture and fixtures	3	892	953
Leasehold improvements	Shorter of lease term or useful life	4,704	4,995
Construction in progress		291	—
		22,213	15,573
Less: Accumulated depreciation and amortization		(8,896)	(6,131)
		$13,317	$9,442

Depreciation and amortization expense was $3.2 million, $2.3 million and $1.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company capitalized $5.7 million and $5.6 million in costs related to internal-use software during the years ended December 31, 2022 and 2021.

As of December 31, 2022 and 2021, the carrying value of internal-used software was $10.6 million and $ 6.5 million, respectively. Amortization expense related to internal-used software was $1.6 million, $0.8 million and $0.1 for the years ended December 31, 2022, 2021 and 2020, respectively.

Geographic Information

The following table summarizes the Company’s property and equipment, net based on geography (in thousands):

	December 31,
	2022	2021
Long-lived assets:
U.S.	$11,655	$8,232
U.K.	196	189
Other countries	1,466	1,021
	$13,317	$9,442

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

During the fourth quarter of 2022, the cash consideration, net of cash acquired and the purchase price allocation was adjusted to reflect a working capital true-up and a change to the deferred tax liability, which was due to additional tax basis associated with the acquired technology intangible asset. This resulted in a $0.2 million increase in the cash consideration, net of cash acquired, a $1.4 million decrease to deferred tax liability and a $1.2 million decrease to goodwill from the quarter ended September 30, 2022 to the year ended December 31, 2022. The adjusted purchase price allocation is reflected in the consolidated balance sheet as of December 31, 2022 and purchase price allocation below.

Pursuant to the terms of the business combination agreement, the Company acquired Cohort Go for estimated total purchase consideration of $33.0 million or $23.1 million, net of cash acquired, which consisted of (in thousands):

Cash consideration, net of cash acquired	$17,140
Estimated fair value of shares of common stock	4,287
Estimated fair value of contingent consideration	1,695
Total purchase consideration, net of cash acquired	$23,122

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

As of December 31, 2022, Flywire had paid $0.5 million in contingent consideration based on Cohort Go's successful and timely achievement of contracted milestones.

During the year ended December 31, 2022, the Company incurred $0.6 million in transaction costs, which are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

The table summarizes the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed (in thousands):

Cash	$9,880
Accounts receivable	558
Funds receivable from payment partners	3,767
Prepaid expenses and other current assets	314
Other assets	494
Goodwill	16,197
Identifiable intangible assets	16,408
Total assets acquired	47,618
Deferred tax liabilities	5,012
Deferred revenue	264
Funds payable to clients	4,071
Accounts payable	1,740
Accrued expenses and other current liabilities	3,529
Total liabilities assumed	14,616
Net assets acquired	33,002
Less: cash acquired	9,880
Net assets, less cash acquired	$23,122

Goodwill arising from the acquisition of $16.2 million was attributable to the assembled workforce of Cohort Go and the synergies expected to arise from the acquisition. The Company expects that no goodwill from this acquisition will be deductible for income tax purposes.

The following table reflects the estimated fair values of the identified intangible assets of Cohort Go and their respective weighted-average estimated amortization periods.

	Estimated Fair Values	Weighted- Average Estimated Amortization Periods
	(in thousands)	(years)
Developed technology	$5,356	7
Agent and customer relationships	11,052	13
	$16,408

The results of Cohort Go have been included in the consolidated financial statements since the date of the acquisition. Cohort Go’s consolidated revenue included in the consolidated financial statements since the acquisition date was $9.7 million. The Company has not disclosed net income or loss since the acquisition date as the business was fully integrated into the consolidated Company’s operations and therefore it was impracticable to determine this amount.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information shows the results of the Company’s operations for the years ended December 31, 2022 and 2021 as if the acquisition had occurred on January 1, 2021. The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired operations of Cohort Go. The unaudited pro forma information reflects the effects of applying the Company’s accounting policies and a pro forma adjustment to the combined historical financial information of the Company and Cohort Go, which includes incremental amortization expense associated with the estimated fair value of identified intangible assets.

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Actual	Pro Forma	Actual	Pro Forma
	(in thousands)
Revenue	$289,375	$301,892	$201,149	$213,576
Net Loss	$(39,347)	$(37,798)	$(28,085)	$(30,155)

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

The contingent consideration is payable at various intervals through March 2024 in the form of cash or up to approximately 225,000 shares of common stock at the Company's option and is dependent upon the Company's achievement of specified minimum payment volume targets and integration targets established for the years ending December 31, 2022 and 2023. A portion of the contingent consideration is also tied to continuing employment of certain key employees; accordingly, approximately 56,000 shares of common stock have been excluded from the purchase consideration. Therefore, total common stock included in the purchase consideration totals up to approximately 169,000 shares of common stock. During the year ended December 31, 2022 and 2021, the Company expensed $0.9 million and less than $0.1 million, respectively, in personnel costs associated with the retention portion of contingent consideration. These personnel costs are included in the Company’s consolidated statements of operations and comprehensive loss and a liability is recorded in accrued expenses and other current liabilities on the consolidated balance sheet. Contingent consideration related to minimum payment volume targets will be settled at 15 months and 27 months after acquisition date based on the 15 months and subsequent 12 months result. Contingent consideration related to integration targets will be settled in common stock upon completion. The contingent consideration related to continuing employment of certain key employees is payable at the two-year acquisition anniversary date.

As of December 31, 2022, the Company had paid $0.4 million in contingent consideration related to the completion of integration targets. There was no contingent consideration paid during the year ended December 31, 2021.

During the year ended December 31, 2022 and 2021, the Company incurred $0.1 million and $0.6 million, respectively, in transaction costs, which are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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
	$31,301

The results of WPM have been included in the consolidated financial statements since the date of the acquisition. WPM contributed $6.4 million and $0.3 million in platform revenue during the years ended December 31, 2022 and 2021, respectively. The Company has not disclosed net income or loss since the acquisition date as the business was fully integrated into the consolidated Company’s operations and therefore it was impracticable to determine this amount. The Company has not disclosed unaudited pro forma financial information that shows the results of the Company’s operations for the year ended December 31, 2021 as if the acquisition had occurred on January 1, 2020 as the historical results of WPM are not material to the Company’s consolidated financial statements in any period presented.

Simplee

On February 13, 2020, the Company completed its acquisition of Simplee, a provider of healthcare payment and collections software. The acquisition of Simplee was intended to further expand the capabilities of the Company and to acquire additional clients in the healthcare market. The acquisition of Simplee has been accounted for as a business combination. Pursuant to the terms of the business combination agreement, the Company acquired all outstanding equity of Simplee for estimated total consideration of $86.5 million, which consisted of $79.4 million in cash, net of cash acquired and $7.1 million in estimated fair value of contingent consideration. Contingent consideration, which totaled up to $20.0 million was payable at various intervals provided that the Company retained key clients and achieved certain revenue and integration targets established for the years ended December 31, 2020 and 2021. A portion of the contingent consideration was also tied to continuing employment of certain key employees.

During the years ended December 31, 2022, 2021 and 2020, the Company expensed $0.2 million, $1.4 million and $1.1 million, respectively, in personnel costs associated with the retention portion of contingent consideration. These personnel costs are included in the Company’s consolidated statements of operations and comprehensive loss and a liability is recorded in accrued expenses and other current liabilities on the consolidated balance sheet.

During the year ended December 31, 2020, the Company incurred $1.5 million in transaction costs, which are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss. No transaction costs were incurred during the years ended December 31, 2022 and 2021.

During the years ended December 31, 2021 and 2020, the Company incurred $2.7 million and $3.4 million, respectively, of retention costs to compensate employees of Simplee for future services. No retention costs were incurred during the year ended December 31, 2022. These retention costs are included in personnel costs in the Company’s consolidated statements of operations and comprehensive loss.

During March 2022, the Company made the final payment of contingent consideration in the amount of $7.8 million. During the year ended December 31, 2021, the Company paid $7.0 million in contingent consideration. There was no contingent consideration paid during the year ended December 31, 2020. No additional contingent consideration is due or payable with respect to the Simplee acquisition.

The results of Simplee have been included in the consolidated financial statements since the date of the acquisition. Simplee contributed $41.8 million, $41.9 million and $34.1 million in platform revenue during the years ended December 31, 2022, 2021 and 2020, respectively. The Company has not disclosed net income or loss since the acquisition date as the business was fully integrated into the consolidated Company’s operations and therefore it was impracticable to determine this amount.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information shows the results of the Company’s operations for the year ended December 31, 2020 as if the acquisition had occurred on January 1, 2019. The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired operations of Simplee. The unaudited pro forma information reflects the effects of applying the Company’s accounting policies and certain pro forma adjustments to the combined historical financial information of the Company and Simplee. The pro forma adjustments include:

•
incremental amortization expense associated with the estimated fair value of identified intangible assets and property and equipment;
•
revenue and cost of revenue adjustments as a result of the reduction in deferred revenue and the cost related to their estimated fair value;
•
incremental employee compensation expense for Simplee employees; and
•
the estimated tax impact of the above items.

	Year Ended December 31, 2020
	Actual	Pro Forma
	(in thousands)
Revenue	$131,783	$136,269
Net Loss	$(11,107)	$(13,444)

Note 9. Goodwill and Acquired Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Beginning balance	$85,841	$44,650
Goodwill related to acquisitions	16,197	40,389
Foreign currency translation adjustment	(4,272)	802
Ending balance	$97,766	$85,841

No goodwill impairment was recorded during the years ended December 31, 2022, 2021 and 2020.

Acquired Intangible Assets

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	December 31, 2022
	Gross Carrying Value*	Accumulated Amortization**	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$31,848	$(15,429)	$16,419	4.55
Acquired Relationships	90,612	(9,423)	81,189	10.92
Non-Compete Agreement	469	(461)	8	0.27
	$122,929	$(25,313)	$97,616

* Includes $(3,416) thousand of foreign currency translation adjustments.

** Includes $154 thousand of foreign currency translation adjustments.

	December 31, 2021
	Gross Carrying Value*	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$26,600	$(10,635)	$15,965	5.11
Acquired Relationships	82,887	(5,356)	77,531	11.89
Non-Compete Agreement	469	(367)	102	1.15
	$109,956	$(16,358)	$93,598

* Includes $628 thousand of foreign currency translation adjustments and $119 thousand in acquired developed technology assets.

Amortization expense for the years ended December 31, 2022, 2021 and 2020 was $9.1 million, $6.7 million and $4.9 million, respectively.

As of December 31, 2022, the estimated annual amortization expense of intangible assets for each of the next five years and thereafter is expected to be as follows (in thousands):

Estimated Amortization Expense
2023	$10,400
2024	10,922
2025	10,769
2026	8,998
2027	8,631
Thereafter	47,896
$97,616

Note 10. Debt

Revolving Credit Facility

On July 29, 2021, the Company entered into a three-year senior secured Revolving Credit Facility with three banks for a total commitment of $50.0 million. The Revolving Credit Facility includes a $5.0 million letter of credit sub-facility and a $5.0 million swingline sub-facility, with available borrowings under the Revolving Credit Facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. The Revolving Credit Facility is guaranteed by Flywire’s material domestic subsidiaries. One of the lenders in the syndicate was the existing debt holder under the LSA entered into in 2018 and amended in 2020.

The Revolving Credit Facility consists of ABR loans or Eurodollar Borrowings, at the Company’s option. ABR loans bear interest at the ABR plus the applicable rate. Eurodollar Borrowings bear interest at the Adjusted LIBO Rate plus the applicable rate. The ABR rate is based on the greatest of (a) the Prime Rate (b) the Federal Funds Effective Rate plus 1/2 of 1% and (c) the Adjusted LIBO Rate for a one-month Interest Period plus 1%. The adjusted LIBO Rate is based on (a)

the LIBO Rate multiplied by (b) the Statutory Reserve Rate. The applicable rate is based upon the Company’s liquidity as of the most recent consolidated financial information and ranges from 0.75% to 2.25%. The Revolving Credit Facility incurs a commitment fee ranging from 0.25% to 0.35% based upon the Company’s liquidity as of the most recent consolidated financial information assessed on the average undrawn portion of the available commitment.

The Revolving Credit Facility contains customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, require the Company to satisfy certain financial covenants and restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Revolving Credit Facility becoming immediately due and payable and termination of the commitments. The Company was in compliance with all covenants associated with the Revolving Credit Facility as of December 31, 2022 and 2021.

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

On October 28, 2022, the Company repaid the $25.9 million outstanding under the Revolving Credit Facility. Following the repayment, the Company continued to have access to a total commitment of $50.0 million under the Revolving Credit Facility. As of December 31, 2022 and 2021, the Company had $0 and $25.9 million outstanding under the Revolving Credit Facility, respectively.

Interest expense for the years ended December 31, 2022, 2021 and 2020 was $1.2 million, $2.0 million and $2.5 million, respectively. Included in interest expense for the years ended December 31, 2022, 2021 and 2020 is $0.3 million, $0.3 million and $0.2 million of amortization of debt issuance cost and debt discount, respectively.

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

Common Stock

In connection with the IPO, the Company’s current amended and restated certificate of incorporation authorized the issuance of 2,000,000,000 shares of voting common stock with a par value of $0.0001 per share and 10,000,000 shares of non-voting common stock with a par value of $0.0001 per share. The voting and non-voting shares are identical, except that holders of voting common stock are entitled to one vote for each share on each matter properly submitted to the Company’s stockholders for their vote, while holders of non-voting common stock are not entitled to vote on such matters. Holders of voting common stock and non-voting common stock are entitled to receive any dividends as may be declared from time to time by the board of directors. As of December 31, 2022 and 2021, no cash dividends have been declared or paid.

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

During the year ended December 31, 2022, 4,115,058 shares of the Company's non-voting common stock converted into shares of common stock on a one-to-one basis upon the sale of such shares.

As of December 31, 2022, the Company had reserved shares of common stock for future issuance as follows:

Year Ended December 31, 2022
Issued and outstanding stock options	12,160,560
Issued and outstanding restricted stock units	2,934,442
Available for issuance under the 2021 Equity Incentive Plan	11,815,329
Available for issuance under Employee Stock Purchase Plan	2,618,718
Available for conversion of non-voting common stock	1,873,320
31,402,369

Note 12. Stock-Based Compensation

Equity Incentive Plan

In April 2021, the Company’s board of directors adopted, and in May 2021 its stockholders approved, the 2021 Equity Incentive Plan (the 2021 Plan), which became effective in connection with the IPO.

No further awards are being made under the Company’s 2009 Equity Incentive Plan, as amended (the 2009 Plan) or the Company’s 2018 Stock Incentive Plan (the 2018 Plan); however, awards outstanding under each of the 2009 Plan and 2018 Plan will continue to be governed by their existing terms. With the establishment of the 2021 Plan as further discussed below, upon the expiration, forfeiture, cancellation, or reacquisition of any stock-based awards granted under the 2009 Plan or 2018 Plan, an equal number of shares will become available for grant under the 2021 Plan. The 2021 Plan, 2018 Plan and 2009 Plan are collectively referred to as the “Equity Incentive Plans”.

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

As of December 31, 2022, a total of 11,815,329 shares of the Company's common stock were available for future issuance under the 2021 Plan.

Stock Options

Stock options granted under the 2009 Plan, 2018 Plan and the 2021 Plan generally vest based on continued service over four years and expire within ten years from the date of grant. Any options that are canceled or forfeited before expiration become available for future grants.

The following presents a summary of stock option activity since December 31, 2021:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding as of December 31, 2021	14,855,292	$5.40	7.06	$487,264
Granted	333,500	30.08
Exercised	(2,640,082)	2.76
Cancelled	(388,150)	17.83
Outstanding as of December 31, 2022	12,160,560	$6.25	6.39	$229,349
Exercisable as of December 31, 2022	8,447,996	4.14	5.70	$174,009
Vested or expected to vest as of December 31, 2022	3,532,733	10.97	7.95	$52,915

The aggregate intrinsic value was calculated as the difference between exercise price of the underlying awards and the closing price of the Company’s common stock at December 31, 2022. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $56.1 million, $217.7 million and $6.6 million, respectively.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2022, 2021 and 2020 was $30.08, $12.59, and $3.95 per share, respectively.

The Company received cash proceeds from the exercise of common stock options of $4.7 million, $6.9 million, and $0.8 million during the years ended December 31, 2022, 2021 and 2020, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The table below quantifies the weighted average of the most significant inputs to determine the fair value of stock options granted.

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	2.16%	0.87%	0.47%
Expected dividend yield	0%	0%	0%
Expected volatility	47.4%	42.6%	42.0%
Expected terms (in years)	6	6	6

As of December 31, 2022, there was $21.5 million of total unrecognized expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.15 years.

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

During 2021, the Company awarded restricted stock units to employees and certain nonemployee board members under the 2021 Plan. The fair value of the restricted stock units is estimated based on the fair value of the restricted stock units on the date of the grant. The restricted stock units vest over the requisite service period, which range between one and four years from the date of the grant, subject to the continued employment of the employees and service of the non-employee board members.

The following table summarizes the restricted stock units activity for the year ended December 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value
			(In Thousands)
Unvested as of December 31, 2021	208,480	$27.47
Granted	2,979,339	25.73	$76,658
Vested	(158,559)	25.31	$4,013
Cancelled	(94,818)	24.73
Unvested as of December 31, 2022	2,934,442	$25.91

As of December 31, 2022, there was $53.3 million of total unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 3.26 years.

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

The first offering period commenced on January 1, 2022 and ended on June 30, 2022. The second offering period commenced on July 1, 2022 and ended on December 31, 2022. As of December 31, 2022, there was $0 of total unrecognized compensation expense related to the ESPP.

Stock Based Compensation Costs

The following table summarizes the stock-based compensation expense for stock options, restricted stock units and ESPP granted to employees and nonemployee board members that was recorded in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2022	2021	2020
Technology and development	$4,916	$2,510	$766
Selling and marketing	7,856	5,161	1,275
General and administrative	17,487	11,257	1,803
Total stock-based compensation expense	$30,259	$18,928	$3,844

In February 2021, certain of the Company’s existing investors acquired 1,205,118 outstanding shares of common stock from employees of the Company for a purchase price greater than the fair value of the common stock at the time of the transaction. As a result, the Company recorded $8.4 million in stock-based compensation during the year ended December 31, 2021. The amount recorded as stock-based compensation represents the difference between the price paid and the estimated fair value at the date of the transaction.

Note 13. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(39,347)	$(28,085)	$(11,107)
Accretion of preferred stock to redemption value	—	(13)	(14)
Net loss attributable to common stockholders - basic and diluted	$(39,347)	$(28,098)	$(11,121)
Denominator:
Weighted average common shares outstanding - basic and diluted	107,935,514	71,168,054	18,389,898
Net loss per share attributable to common stockholders - basic and diluted	$(0.36)	$(0.39)	$(0.60)

For periods in which the Company is in a loss position, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders. Outstanding potentially dilutive securities, which were excluded from the diluted net loss per share calculations because they would have been antidilutive were as follows as of the dates presented:

	Year Ended December 31,
	2022	2021	2020
Warrants for the purchase of common stock	—	—	264,171
Warrants for the purchase of convertible preferred stock (as converted into common stock)			381,000
Redeemable convertible preferred stock (as converted into common stock)	—	—	11,239,920
Convertible preferred stock (as converted into common stock)	—	—	54,208,461
Unvested restricted stock units	2,934,442	213,121	671,517
Stock options to purchase common stock (as converted to common stock)	12,160,560	14,855,292	16,708,803
	15,095,002	15,068,413	83,473,872

Note 14. Income Taxes

The following table presents the components of loss before provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$(45,341)	$(29,186)	$(21,033)
Foreign	7,982	3,259	2,757
	$(37,359)	$(25,927)	$(18,276)

The following table summarizes the components of the Company’s provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current
United States:
Federal	$—	$—	$—
State	206	198	48
Foreign	3,490	1,814	1,318
Total current provision for income taxes	$3,696	$2,012	$1,366
Deferred
United States:
Federal	$36	$15	$(5,104)
State	6	95	(3,243)
Foreign	(1,750)	36	(188)
Total deferred income tax provision (benefit)	(1,708)	146	(8,535)
Total income tax provision (benefit)	$1,988	$2,158	$(7,169)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.0	5.0	2.8
Permanent differences	—	—	(1.0)
Imputed interest	(1.2)	—	—
Fair value of contingent consideration	1.5	(1.8)	(6.2)
Non-deductible transaction costs	—	—	(1.7)
Equity-based compensation	9.5	10.5	(4.0)
Change in fair value of preferred stock warrant liability	—	(8.7)	(0.7)
Excess executive compensation	(3.4)	(6.7)	—
Change in uncertain tax position	0.2	(2.2)	—
Change in valuation allowance	(36.9)	(24.7)	31.3
Foreign rate differential	(1.3)	0.2	0.2
Deferred statutory rate changes	1.0	(0.3)	(0.4)
Other	(1.8)	(0.6)	(2.0)
Effective income tax rate	(5.4)%	(8.3%)	39.3%

During the year ended December 31, 2022, the Company recorded an income tax provision of $2.0 million, which is primarily attributable to foreign activity and U.S. state taxes.

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

The Company’s deferred tax assets and liabilities consisted of the following components (in thousands):

	Year Ended December, 31
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$33,078	$32,722
Property and equipment	496	428
Accrued expenses	1,398	666
Equity-based compensation	5,370	1,120
Lease liability	686	—
Interest limitation carryforward	650	1,978
Capitalized research and development costs	10,360	—
Unrealized foreign exchange loss	941	46
Other temporary differences	360	211
Total deferred tax assets	53,339	37,171
Deferred tax asset valuation allowance	(37,627)	(23,864)
	$15,712	$13,307
Deferred tax liabilities:
Intangible assets	(20,272)	(19,783)
Goodwill	(1,033)	(858)
Right-of-use asset	(596)	—
Deferred revenue	(2,272)	—
Deferred contract costs	(1,726)	(778)
Other temporary differences	(163)	(118)
Total deferred tax liabilities	(26,062)	(21,537)
Net deferred tax liabilities	$(10,350)	$(8,230)

As of December 31, 2022, the Company had gross federal and state NOL carryforwards of $119.2 million and $165.0 million, respectively, out of which $56.5 million of federal NOL carryforwards and $162.1 million of state NOL carryforwards begin to expire in 2030 and 2024, respectively. Additionally, $62.7 million of federal NOL carryforwards and $3.0 million of state NOL carryforwards have indefinite lives. As of December 31, 2022, the Company generated gross foreign NOL carryforwards of $4.7 million which have indefinite lives. The federal, state and foreign NOL carryforwards may be available to reduce future federal, state and foreign taxable income, respectively. Additionally, as of December 31, 2022, the Company had a gross interest limitation carryforward of $2.5 million.

Ownership changes, as defined under Internal Revenue Code Section 382, and similar state provisions may limit the amount of federal and state NOL carryforwards that can be utilized annually to offset future federal and state taxable income. Generally, an ownership change occurs when the ownership percentage of 5% or greater stockholders increases by more than 50% over a three-year period. Accordingly, the purchase of the Company’s stock in amounts greater than specified levels could limit the Company’s ability to utilize federal and state NOL carryforwards for tax purposes. During 2022, the Company completed a Section 382 study from January 1, 2010, the first day of the first taxable year that Flywire had NOL carryforwards, through June 30, 2021. During this period, Flywire underwent two ownership changes for Section 382 purposes. The ownership changes occurred on June 29, 2011 (the June 2011 Change) and July 12, 2013 (the July 2013 Change) as result of Flywire's issuance and sale of preferred stock. Approximately $14.9 million of NOLs were generated through December 31, 2013. As a result of the ownership changes, all of Flywire's NOLs as of the June 2011 Change and the July 2013 Change are subject to limitation under Section 382, of which $1.6 million NOLs will expire unutilized, assuming sufficient taxable income is generated in the future. Additionally, the Company completed a Section 382 study for Simplee, which Flywire acquired in February 2020. The study was completed for the periods from August 26, 2010, the inception of Simplee, through February 13, 2020, the date that Flywire acquired Simplee. During this period, Simplee underwent four ownership changes. The ownership changes occurred on October 27, 2010, April 13, 2011, May 10, 2012 (the May 2012 Change), all in connection with the issuance and sale of preferred stock, and February 13, 2020 (the February 2020 Change), in connection with its complete acquisition by Flywire. Approximately $35.7 million of NOLs were generated through February 13, 2020. As a result of the ownership changes, all of Simplee’s NOLs as of the May 2012 Change and the February 2020 Change are subject to limitation under Section 382, of which $0.2 million NOLs will expire unutilized, assuming sufficient taxable income is generated in the future.

In assessing the realizability of its deferred tax assets, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The realization of deferred tax assets depends upon the generation of future taxable income. The Company has evaluated the positive and negative evidence bearing upon the realizability and determined that it is more likely than not that the Company will not realize the benefits of the deferred tax assets, and as a result, a valuation allowance has been established against federal, state and certain foreign deferred tax assets as of December 31, 2022 and 2021.

During the year ended December 31, 2022, the Company recorded a net increase in the valuation allowance of $13.8 million, which is primarily due to an increase of $12.7 million related to capitalized research and development costs in the U.S. The Company also recorded a valuation allowance of $1.3 million related to a foreign subsidiary, offset by a decrease of $0.2 million due to the release of valuation allowance in foreign entities. During the year ended December 31, 2021, the Company recorded an increase in the valuation allowance of $6.4 million, which is primarily related to generating losses in the U.S. As of December 31, 2020, the Company recorded a net decrease in the valuation allowance of $3.1 million related primarily to a valuation allowance release with respect to the Simplee acquisition offset by a valuation allowance increase with respect to NOL carryforwards. Changes in the valuation allowance are summarized as follows (in thousands):

	Year Ended December, 31
	2022	2021	2020
Valuation allowance at beginning of year	$(23,864)	$(17,485)	$(20,554)
Change recorded to income tax provision as part of operations	(13,763)	(6,379)	(2,745)
Change recorded to income tax benefit due to acquisition of Simplee	—	—	8,464
Current year increase established through goodwill due to acquisition of Simplee	—	—	(2,650)
Valuation allowance at end of year	$(37,627)	$(23,864)	$(17,485)

The Company permanently reinvests the earnings of its foreign subsidiaries. No additional income taxes have been provided on the indefinitely invested foreign earnings at December 31, 2022. The Company has approximately $15.3 million of unremitted earnings at December 31, 2022, which the Company believes to approximate the outside basis difference in its foreign subsidiaries. If these earnings were distributed, the Company could be subject to income taxes and foreign withholding taxes. As of December 31.2022, the amount of the unrecognized deferred taxes on these earnings are not material.

As of December 31, 2022, 2021 and 2020, the Company accrued $0.8 million, $0.9 million and $0 related to uncertain tax positions, inclusive of interest and penalties, respectively, which includes potential tax benefits of $0.6 million, $0.6 million and $0, respectively, that, when recognized, would impact the effective tax rate. As of December 31, 2022, $0.3 million of the reserve is reflected as a reduction to deferred taxes and the remaining balance is recorded as a component of other liabilities in the consolidated balance sheet.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December, 31
	2022	2021	2020
Balance at beginning of year	$889	$—	$—
Settlements with taxing authorities	—	—	—
Increases (decreases) related to tax positions taken during prior years	(170)	502	—
Decreases related to lapses in statute of limitations	(60)	—	—
Increases related to tax positions taken during the current year	—	387	—
Balance at end of year	$659	$889	$—

The Company expects a decrease of $0.6 million in uncertain tax positions in the next 12 months due to the lapse of statute of limitations.

The Company recognized accrued interest and penalties of $0, $0.2 million and $0 for the years ended December 31, 2022, 2021 and 2020, respectively, related to the reserves for uncertain tax positions in the income tax provision. Included in the total reserve for uncertain tax positions are accrued interest and penalties of $0.2 million, $0.2 million, and $0 at December 31, 2022, 2021 and 2020, respectively.

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

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law. This legislation imposes a Corporate Alternative Minimum Tax among other tax law changes. The Company has not completed its analysis of this legislation as of December 31, 2022, but it is not expected to have a material impact on the Company's tax liability.

Note 15. Leases

Operating Leases

The Company leases certain real estate for its primary facilities under operating leases that expire at various dates between one and five years. These leases contain renewal options, and require the Company to pay operating costs, including property taxes, insurance, and maintenance. The terms of these lease agreements include free rent periods and annual rent increases. Operating lease expense is recognized on a straight-line basis over the term of the lease. There were no finance lease obligations as of December 31, 2022 and 2021.

ROU assets are included in Other assets and operating lease liabilities are included in Other liabilities.

(amounts in thousands)	December 31, 2022
ROU assets	$2,789
Operating lease liabilities	3,149
Weighted-average remaining lease terms	2.12 years
Weighted-average discount rate	4.5%

Supplemental cash flow information related to leases was as follows:

(amounts in thousands)	December 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$2,627
ROU assets obtained in exchange for operating lease liabilities	1,188

Future minimum lease payments as of December 31, 2022, were as follows (in thousands):

Years Ending December 31,
2023	$2,027
2024	1,007
2025	578
2026	71
2027	—
Thereafter	—
Total undiscounted lease payments	$3,683
Less - present value discount	308
Lease liability, at present value	$3,375

Future minimum lease payments as of December 31, 2021, prior to the adoption of ASC 842 as described in Note 1 - Business Overview and Summary of Significant Accounting Policies, were as follows (in thousands):

Years Ending December 31,
2022	$1,848
2023	1,567
2024	500
2025	73
2026	32
$4,020

The components of operating lease expense during the year ended December 31, 2022 is shown on the table below (in thousands), while rent expense for the years ended December 31, 2021 and 2020 was $2.2 million and $2.3 million, respectively.

December 31, 2022
Operating lease expense	$1,615
Short-term lease expense	473
Variable lease expense	218
Total operating lease expense	$2,306

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

As of December 31, 2022, the Company was not aware of any pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse effect on its financial position, results of operations, or cash flows.

Indemnification

In the ordinary course of business, the Company agrees to indemnify certain partners and clients against third-party claims asserting infringement of certain intellectual property rights, data privacy breaches, damages caused to property or persons, or other liabilities relating to or arising from the Company’s payment platform or other contractual obligations. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any pending indemnification matters or claims, individually or in the aggregate, that are expected to have a material adverse effect on its financial position, results of operations, or cash flows and had not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2022 and 2021.

Note 17. Employee Benefit Plan

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $1.2 million, $0.8 million and $0.5 million to the plan during the years ended December 31, 2022, 2021 and 2020, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial and Accounting Officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d- 15(f) under the Exchange Act. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the 2013 framework established in the “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework, management has concluded that our internal control over financial reporting as of December 31, 2022 was effective.

On July 13, 2022, Flywire acquired all of the issued and outstanding shares of Cohort Solutions Pty Ltd. (Cohort Go). As permitted by Securities and Exchange Commission staff guidance, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first year of acquisition. We have excluded Cohort Go from our assessment of internal control over financial reporting as of December 31, 2022. Cohort Go accounted for approximately 8% of total assets as of December 31, 2022 and approximately 3% of revenues for the fiscal year ended on December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

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

c)
Exhibits

The exhibits listed in the following Exhibit Index are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Flywire Corporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2021.
3.2	Amended and Restated Bylaws of Flywire Corporation, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 1, 2021.
4.1	Description of Securities of Flywire Corporation, incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 29, 2022.
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
10.2#

Amended and Restated 2009 Equity Incentive Plan and forms of agreements thereafter, incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 29, 2022.

10.3#

2018 Stock Incentive Plan, as amended, and forms of equity agreements thereunder, incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1/A filed on May 18, 2021.

10.4#*	2021 Equity Incentive Plan, and forms of equity agreements thereunder.
10.5#	2021 Employee Stock Purchase Plan, and form of subscription agreement, incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1/A filed on May 18, 2021.
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

10.17#*	Management Cash Incentive Plan
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Indicates a management contract or compensatory plan

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLYWIRE CORPORATION

Date: March 10, 2023	By:	/s/ Michael Massaro
Michael Massaro
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 10, 2023	By:	/s/ Michael Ellis
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

Signature	Title	Date

/s/ Michael Massaro Michael Massaro	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2023
/s/ Michael Ellis Michael Ellis	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2023
/s/ Phillip Riese Phillip Riese	Chairman of the Board of Directors	March 10, 2023
/s/ Diane Offereins	Director	March 10, 2023
Diane Offereins
/s/ Alex Finkelstein Alex Finkelstein	Director	March 10, 2023
/s/ Matt Harris Matt Harris	Director	March 10, 2023
/s/ Edwin Santos Edwin Santos	Director	March 10, 2023