Form 10-Q
period 2023-03-31
Flywire Corp
filed 2023-05-10
CIK 1580560

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, the registrant had 108,883,194 shares of voting common stock, $0.0001 par value per share, outstanding and 1,873,320 shares of non-voting common stock $0.0001 par value per share, outstanding.

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
•
the sufficiency of, and ability to access, our cash and cash equivalents to meet our liquidity needs;
•
political, economic, foreign currency exchange rate, inflation, banking, legal, social and health risks and public health measures that may affect our business or the global economy;
•
beliefs and objectives for future operations;
•
our ability to develop and protect our brand;
•
our ability to maintain and grow the payment volume that we process;
•
our ability to further attract, retain, and expand our client base;
•
our ability to develop new solutions and services and bring them to market in a timely manner;
•
our expectations concerning relationships with third parties, including financial institutions and strategic partners;
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

Unless otherwise noted or unless the context provides otherwise, all references in this Quarterly Report on Form 10-Q to our “common stock” refer to our voting common stock.

Investors, the media, and others should note that we intend to announce material information to the public through filings with the Securities and Exchange Commission (SEC), the investor relations page on our website (https://ir.flywire.com), blog posts on our website (www.flywire.com), press releases, public conference calls, webcasts, and social media channels, including our Twitter feed (@flywire) and LinkedIn page (https://www.linkedin.com/company/flywire). The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website. The contents of the websites provided above are not incorporated into this filing or in any other report or document we file with the SEC. These website addresses are intended to be inactive textual references only.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (Amounts in thousands, except par value per share and share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$327,081	$349,177
Restricted cash	2,000	2,000
Accounts receivable, net	17,938	13,697
Unbilled receivables, net	4,021	5,268
Funds receivable from payment partners	28,647	62,970
Prepaid expenses and other current assets	16,206	17,531
Total current assets	395,893	450,643
Property and equipment, net	14,274	13,317
Intangible assets, net	95,079	97,616
Goodwill	98,329	97,766
Other assets	17,399	14,945
Total assets	$620,974	$674,287
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,169	$13,325
Funds payable to clients	63,962	124,305
Accrued expenses and other current liabilities	34,345	33,109
Deferred revenue	3,755	5,223
Contingent consideration	21	1,314
Total current liabilities	116,252	177,276
Deferred tax liabilities	12,069	12,149
Contingent consideration, net of current portion	20	18
Other liabilities	2,469	2,941
Total liabilities	130,810	192,384
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022; and no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Voting common stock, $0.0001 par value; 2,000,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 111,042,997 shares issued and 108,725,275 shares outstanding as of March 31, 2023; 109,790,702 shares issued and 107,472,980 shares outstanding as of December 31, 2022	10	10
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 1,873,320 shares issued and outstanding as of March 31, 2023 and December 31, 2022	1	1
Treasury voting common stock, 2,317,722 shares as of March 31, 2023 and December 31, 2022, held at cost	(748)	(748)
Additional paid-in capital	662,067	649,756
Accumulated other comprehensive loss	(2,279)	(1,912)
Accumulated deficit	(168,887)	(165,204)
Total stockholders’ equity	490,164	481,903
Total liabilities and stockholders’ equity	$620,974	$674,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited) (Amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue	$94,357	$64,553
Costs and operating expenses:
Payment processing services costs	33,855	24,253
Technology and development	14,523	10,976
Selling and marketing	24,434	17,608
General and administrative	28,113	18,820
Total costs and operating expenses	100,925	71,657
Loss from operations	$(6,568)	$(7,104)
Other income (expense):
Interest expense	(103)	(218)
Interest income	1,935	—
Gain (loss) from remeasurement of foreign currency	1,470	(2,327)
Total other income (expense), net	3,302	(2,545)
Loss before provision for income taxes	(3,266)	(9,649)
Provision for income taxes	417	500
Net loss	$(3,683)	$(10,149)
Foreign currency translation adjustment	(367)	(90)
Comprehensive loss	$(4,050)	$(10,239)
Net loss attributable to common stockholders - basic and diluted	$(3,683)	$(10,149)
Net loss per share attributable to common stockholders - basic and diluted	$(0.03)	$(0.10)
Weighted average common shares outstanding - basic and diluted	109,787,528	106,739,771

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited) (Amounts in thousands, except share amounts)

	Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at January 1, 2023	109,790,702	$10	1,873,320	$1	(2,317,722)	$(748)	$649,756	$(1,912)	$(165,204)	$481,903
Issuance of common stock upon exercise of stock options	590,254	—	—	—	—	—	2,144	—	—	2,144
Issuance of common stock upon settlement of restricted stock units	578,477	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	55,232	—	—	—	—	—	864	—	—	864
Issuance of common stock for retention bonus	28,332	—	—	—	—	—	700	—	—	700
Foreign currency translation adjustment	—	—	—	—	—	—	—	(367)	—	(367)
Stock-based compensation expense	—	—	—	—	—	—	8,603	—	—	8,603
Net loss	—	—	—	—	—	—	—	—	(3,683)	(3,683)
Balances at March 31, 2023	111,042,997	$10	1,873,320	$1	(2,317,722)	$(748)	$662,067	$(2,279)	$(168,887)	$490,164

	Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at January 1, 2022	102,771,899	$10	5,988,378	$1	(2,317,722)	$(748)	$609,194	$(399)	$(125,857)	$482,201
Issuance of common stock upon exercise of stock options, net of shares withheld	617,278	— *	—	—	—	—	660	—	—	660
Issuance of common stock upon settlement of restricted stock units	20,604	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(90)	—	(90)
Stock-based compensation expense	—	—	—	—	—	—	5,495	—	—	5,495
Net loss	—	—	—	—	—	—	—	—	(10,149)	(10,149)
Balances at March 31, 2022	103,409,781	$10	5,988,378	$1	(2,317,722)	$(748)	$615,349	$(489)	$(136,006)	$478,117

______________________________

* amount less than $1 thousand

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (Amounts in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,683)	$(10,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,731	2,817
Stock-based compensation expense	8,603	5,495
Amortization of deferred contract costs	109	72
Change in fair value of contingent consideration	410	(70)
Deferred tax benefit	(620)	(53)
Provision for uncollectible accounts	83	20
Non-cash interest expense	72	81
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,324)	(839)
Unbilled receivables	1,247	1,129
Funds receivable from payment partners	34,323	9,133
Prepaid expenses, other current assets and other assets	(828)	262
Funds payable to clients	(60,343)	(16,374)
Accounts payable, accrued expenses and other current liabilities	2,780	(3,615)
Contingent consideration	(467)	(4,524)
Other liabilities	(413)	(385)
Deferred revenue	(1,526)	(5)
Net cash used in operating activities	(20,846)	(17,005)
Cash flows from investing activities:
Capitalization of internally developed software	(1,368)	(1,205)
Purchases of property and equipment	(481)	(102)
Net cash used in investing activities	(1,849)	(1,307)
Cash flows from financing activities:
Contingent consideration paid for acquisitions	(1,207)	(3,320)
Payments of tax withholdings for net settled option exercises	—	(756)
Proceeds from the issuance of stock under Employee Stock Purchase Plan	864	—
Proceeds from exercise of stock options	2,144	1,071
Net cash provided by (used in) financing activities	1,801	(3,005)
Effect of exchange rates changes on cash and cash equivalents	(1,202)	1,702
Net decrease in cash, cash equivalents and restricted cash	(22,096)	(19,615)
Cash, cash equivalents and restricted cash, beginning of period	$351,177	$389,360
Cash, cash equivalents and restricted cash, end of period	$329,081	$369,745
Supplemental disclosures of cash flow and noncash information
Cash paid during the period for interest	—	95
Purchase of property and equipment in accounts payable	27	48
Issuance of common stock upon settlement of restricted stock units	15,072	—
Issuance of common stock for retention bonus	700	—
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$327,081	$365,745
Restricted cash	2,000	4,000
Cash, cash equivalents and restricted cash	$329,081	$369,745

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations, comprehensive loss, changes in stockholders’ equity, and its cash flows for the periods presented.

The results of operations for the three months ended March 31, 2023, are not necessarily indicative of results to be expected for the year ended December 31, 2023, any other interim periods or any future year or period. The accompanying consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2022. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from the interim unaudited condensed consolidated financial statements.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The condensed consolidated financial statements include the accounts of Flywire and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the valuation of certain stock-based compensation awards, the valuation of contingent consideration, the valuation of acquired intangible assets and their useful lives, the estimate of credit losses on accounts receivable and unbilled receivables, the impairment assessment of goodwill, intangibles and other long-lived assets and the incremental borrowing rates for operating leases. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

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

Impact of Inflation

The Company does not believe that inflation had a material effect on its cash flows and results of operations during the three months ended March 31, 2023.

Concentrations of Credit Risk, Financial Instruments and Significant Clients

Financial instruments that potentially subject the Company to concentration of credit risk consists principally of cash, cash equivalents, accounts receivable and funds receivable from payment partners.

The Company maintains its cash and cash equivalents with financial institutions that management believes are of high credit quality. The Company's cash and cash equivalents deposited with these financial institutions exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000. As part of its cash management process, the Company performs periodic reviews of the credit standing of the financial institutions holding its cash and cash equivalents.

To manage credit risk related to accounts receivable, the Company maintains an allowance for credit losses. The allowance is determined by applying a loss-rate method based on an aging schedule using the Company's historical loss rate. The Company also considers reasonable and supportable current and forecasted information in determining its estimated loss rates, such as external forecasts, macroeconomic trends, or other factors that are associated with the credit quality of the Company’s customer base. The Company did not experience any material credit losses for the three months ended March 31, 2023.

Accounts receivable are derived from revenue earned from clients located in the U.S. and internationally. Significant clients are those that represent 10% or more of accounts receivable, net as set forth in the following table:

	March 31,	December 31,
	2023	2022
Client A	15%	13%
Client B	*	13%

___________________________

* Less than 10% of total balance.

Funds receivable from payment partners consist primarily of cash held by the Company’s global payment processing partners that have not yet been remitted to the Company. Significant partners are those that represent 10% or more of funds receivable from payment partners as set forth in the following table:

	March 31,	December 31,
	2023	2022
Partner A	*	12%
Partner B	12%	16%
Partner C	*	*
Partner D	*	17%
Partner E	22%	15%
Partner F	11%	*

______________________

* Less than 10% of total balance.

During the three months ended March 31, 2023 and 2022, no client accounted for 10% or more of total revenue.

During the three months ended March 31, 2023, revenue from clients located in the United States and Canada (Americas), Europe, the Middle East and Africa (EMEA) and the Asia and Pacific region (APAC) in the aggregate accounted for 63.8%, 23.0% and 13.2% of the Company’s total revenues, respectively.

During the three months ended March 31, 2022, revenue from clients located in Americas, EMEA and APAC in the aggregate accounted for 75.5%, 19.5% and 5.0% of the Company’s total revenues, respectively.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 1 - Business Overview and Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to these policies during the three months ended March 31, 2023.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expenses in the condensed consolidated statements of operations and comprehensive loss. Advertising expenses for the three months ended March 31, 2023 and 2022 were $1.1 million and $1.3 million, respectively.

Recently Adopted Accounting Pronouncements

As of March 31, 2023 and for the period then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s consolidated financial statements and disclosures.

Accounting Pronouncements Not Yet Adopted

As of March 31, 2023, there are no new accounting pronouncements recently issued by the Financial Accounting Standards Board but not yet adopted by Flywire which would be expected to have a material impact on the Company’s consolidated financial statements and disclosures.

Note 2. Revenue and Recognition

The following tables present revenue disaggregated by geographical area and major solutions. The categorization of revenue by geographical location is determined based on the location of where the client resides.

	Three Months Ended March 31,
(in thousands)	2023	2022
Primary geographical markets
Americas	$60,165	$48,714
EMEA	21,661	12,570
APAC	12,531	3,269
Total revenue	$94,357	$64,553
Major solutions
Transactions	$76,302	$48,687
Platform and usage-based fees	18,055	15,866
Total revenue	$94,357	$64,553

Contract Balances from Contracts with Clients

The following table provides information about accounts receivable, unbilled receivables and deferred revenue from contracts with clients (in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable, net of allowance	$17,938	$13,697
Unbilled receivables	4,021	5,268
Deferred revenue – current	3,755	5,223
Deferred revenue – non-current	73	131

For the three months ended March 31, 2023 and 2022, the Company recognized $2.2 million and $2.1 million in revenue from amounts that were included in deferred revenue as of December 31, 2022 and 2021, respectively.

Note 3. Allowance for Credit Losses

The Company maintains an allowance for credit losses for accounts receivable and unbilled receivables. Changes in the allowance for credit losses for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Allowance for credit losses at the beginning of the period	$(212)	$(106)
Provision for expected credit losses	(83)	(20)
Write-offs, net of recoveries	(2)	25
Allowance for credit losses at the end of the period	$(297)	$(101)

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

The Company’s cash equivalents are carried at fair value (Level 1) as determined according to the fair value hierarchy described above. The Company’s cash equivalents include money market funds, which are measured at fair value using the net asset value (NAV) per share practical expedient. The carrying values of accounts receivable, funds receivable from payment partners, unbilled receivables, prepaid expenses, accounts payable, funds payable to clients and accrued expenses and other current liabilities approximate their respective fair values due to the short-term nature of these assets and liabilities. The Company’s contingent consideration is carried at fair value, determined using Level 3 inputs in the fair value hierarchy.

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	Measured at NAV as of March 31, 2023:	Measured at Fair Value as of March 31, 2023:
		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$770	$—	$—	$—	$770
Foreign exchange contracts	—	—	—	91	91
	$770	$—	$—	$91	$861
Financial Liabilities:
Contingent consideration	$—	$—	$—	$41	$41
	$—	$—	$—	$41	$41

	Measured at NAV as of December 31, 2022:	Measured at Fair Value as of December 31, 2022:
		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$9,145	$—	$—	$—	$9,145
	$9,145	$—	$—	$—	$9,145
Financial Liabilities:
Foreign exchange contracts	$—	$—	$—	$133	$133
Contingent consideration	—	—	—	1,332	1,332
	$—	$—	$—	$1,465	$1,465

During the three months ended March 31, 2023 and year ended December 31, 2022, there were no transfers between Level 1, Level 2 or Level 3.

Contingent consideration

Cohort Solutions Pty Ltd. (Cohort Go)

During March 2023, the Company made a payment of contingent consideration of $1.7 million, in the form of cash, based on Cohort Go's successful and timely achievement of the contracted milestones. No additional contingent consideration is due or payable with respect to the Cohort Go acquisition. Refer to Note 8 - Business Combinations for additional details on the Cohort Go acquisition.

The fair value of the contingent consideration was determined using a scenario-based method. The following table presents the unobservable inputs incorporated into the valuation of contingent consideration related to the Cohort Go acquisition as of December 31, 2022.

December 31, 2022
Discount rate	11.2%
Probability of successful achievement *	75% - 100%

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

WPM Group Ltd. (WPM)

On December 14, 2021, Flywire completed its acquisition of WPM, a leading software provider that enables seamless and secure receivables payment experiences for universities and colleges across the U.K. The acquisition of WPM was intended to build on Flywire’s existing education payments business and to further accelerate the Company's market share in the U.K. education sector. The acquisition of WPM was accounted for as a business combination.

Pursuant to the terms of the business combination agreement, the Company acquired all outstanding equity of WPM for estimated total purchase consideration of $59.6 million, which consisted of $56.1 million in cash, net of cash acquired and $3.5 million in estimated fair value of contingent consideration. The contingent consideration is potentially payable at various intervals through March 2024 in the form of cash or up to approximately 225,000 shares of common stock at Flywire's option, and is dependent upon the Company's achievement of specified minimum payment volume targets and integration targets. The first payment volume target was based on a period of fifteen months from January 1, 2022 to March 31, 2023 and the second payment volume target is based on a period of twelve months from April 1, 2023 to March 31, 2024. Integration targets were established through a period ending April 1, 2022. A portion of the contingent consideration is also tied to continuing employment of certain key employees. As of March 31, 2023, the Company expects a potential contingent consideration payment of less than $0.1 million will be payable with respect to the WPM acquisition.

The fair value of the contingent consideration related to the payment volume targets was determined using an option pricing model and the fair value of the contingent consideration related to the integration targets was determined using a scenario-based method. The following table presents the unobservable inputs incorporated into the valuation of contingent consideration related to the WPM acquisition as of December 31, 2022. As of March 31, 2023, the Company expects a potential contingent consideration payment of less than $0.1 million will be payable with respect to the WPM acquisition.

December 31, 2022
Market price of risk adjustment for revenue	6.7%
Revenue volatility	22.7%
Probability of successful achievement*	0% - 100%
Performance period	1.25 years

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

Changes in the fair value of contingent consideration are included as a component of general and administrative expense within the condensed consolidated statements of operations and comprehensive loss. Contingent consideration ending balance consists of a potential contingent consideration payment of less than $0.1 million with respect to the WPM acquisition and contingent consideration of less than $0.1 million related a 2021 asset acquisition. The following table summarizes the changes in the carrying value of the contingent consideration for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$1,332	$11,309
Additions	2	—
Change in fair value	410	(70)
Contingent consideration paid *	(1,674)	(7,844)
Foreign currency translation adjustment	(29)	(95)
Ending balance	$41	$3,300

* For the three months ended March 31, 2023 and 2022, contingent consideration paid related to the acquisition of Cohort Go and Simplificare Inc. (Simplee) have been bifurcated between the financing and operating sections of the condensed consolidated statement of cash flows. Amounts paid up to the fair value initially recorded in purchase accounting is reported in the financing section of the condensed consolidated statement of cash flows, while any excess is reported in the operating section of the condensed consolidated statement of cash flows.

Note 5. Derivative Instruments

As part of the Company’s foreign currency risk management program, the Company uses foreign currency forward contracts to mitigate the volatility related to fluctuations in the foreign exchange rates. These foreign currency forward contracts are not designated as hedging instruments. Derivative transactions such as foreign currency forward contracts are measured in terms of the notional amount; however, this amount is not recorded on the consolidated balance sheets and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged but is used only as the underlying basis on which the value of foreign exchange payments under these contracts is determined. As of March 31, 2023 and December 31, 2022, the Company had 8,506 and 11,816 open foreign exchange contracts, respectively. As of March 31, 2023 and December 31, 2022, the Company had foreign currency forward contracts outstanding with a notional amount of $29.1 million and $54.7 million, respectively.

The Company records all derivative instruments in the condensed consolidated balance sheets at their fair values. For the three months ended March 31, 2023 and for the year ended December 31, 2022, the Company recorded an asset of $0.1 million and a liability of $0.1 million, respectively, related to outstanding foreign exchange contracts. The Company recognized a loss of $1.3 million and a gain of $0.3 million during the three months ended March 31, 2023 and March 31, 2022, respectively. Gains and losses are included as a component of general and administrative expense within the condensed consolidated statements of operations and comprehensive loss.

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates presented (in thousands):

	March 31, 2023	December 31, 2022
Accrued employee compensation and related taxes	$15,763	$16,944
Accrued vendor liabilities	3,611	3,104
Accrued income and other nonemployee related taxes	5,152	5,001
Accrued professional services	3,174	1,723
Current portion of operating lease liabilities	1,800	1,807
Other accrued expenses and current liabilities	4,845	4,530
	$34,345	$33,109

Note 7. Property and Equipment, net

Property and equipment, net consisted of the following as of the dates presented (in thousands):

	March 31, 2023	December 31, 2022
Computer equipment and software	$3,236	$3,195
Internal-use software	14,499	13,131
Furniture and fixtures	893	892
Leasehold improvements	5,320	4,704
Construction in progress	—	291
	23,948	22,213
Less: Accumulated depreciation and amortization	(9,674)	(8,896)
	$14,274	$13,317

Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 was $0.9 million and $0.7 million, respectively.

The Company capitalized $1.4 million and $5.7 million in costs related to internal-use software during the three months ended March 31, 2023 and the year ended December 31, 2022, respectively. Software developed for internal use is amortized on a straight-line basis over its estimated useful life of five years.

As of March 31, 2023 and December 31, 2022, the carrying value of internal-use software was $11.5 million and $10.6 million, respectively. Amortization expense related to internal-use software was $0.5 million and $0.4 million during the three months ended March 31, 2023 and 2022, respectively.

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

During the fourth quarter of 2022, the cash consideration, net of cash acquired and the purchase price allocation was adjusted to reflect a working capital true-up and a change to the deferred tax liability, which was due to additional tax basis associated with the acquired technology intangible asset. This resulted in a $0.2 million increase in the cash consideration, net of cash acquired, a $1.4 million decrease to deferred tax liability and a $1.2 million decrease to goodwill from the quarter ended September 30, 2022 to the year ended December 31, 2022. The adjusted purchase price allocation is reflected in the condensed consolidated balance sheet as of March 31, 2023 and purchase price allocation below.

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

Contingent consideration, which totaled up to $1.7 million represented additional payments that Flywire was required to make which was dependent upon Cohort Go's achievement of specific post-acquisition milestones and was subject to exchange rate fluctuation adjustment between the U.S. Dollar and Australian Dollar. During March 2023, the Company made a payment of contingent consideration in the amount of $1.7 million, in the form of cash, based on Cohort Go's successful and timely achievement of the contracted milestones. No additional contingent consideration is due or payable with respect to the Cohort Go acquisition.

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
	$16,408

The results of Cohort Go have been included in the condensed consolidated financial statements since the date of the acquisition. Cohort Go contributed $3.5 million in transaction revenue and $2.5 million in platform revenue during the three months ended March 31, 2023. The Company has not disclosed net income or loss since the acquisition date as the business was fully integrated into the consolidated Company’s operations and therefore it was impracticable to determine this amount.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information shows the results of the Company’s operations for the three months ended March 31, 2022 as if the acquisition had occurred on January 1, 2021. The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired operations of Cohort Go. The unaudited pro forma information reflects the effects of applying the Company’s accounting policies and a pro forma adjustment to the combined historical financial information of the Company and Cohort Go, which includes incremental amortization expense associated with the estimated fair value of identified intangible assets.

	Three Months Ended March 31, 2022
	Actual	Pro Forma
	(in thousands)
Revenue	$64,553	$70,217
Net Loss	$(10,149)	$(9,373)

Note 9. Goodwill and Acquired Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill as of the dates presented (in thousands):

	March 31, 2023	December 31, 2022
Beginning balance	$97,766	$85,841
Goodwill related to acquisitions	—	16,197
Foreign currency translation adjustment	563	(4,272)
Ending balance	$98,329	$97,766

No goodwill impairment was recorded during the three months ended March 31, 2023 and 2022.

Acquired Intangible Assets

Acquired intangible assets subject to amortization consisted of the following (dollars in thousands):

	March 31, 2023
	Gross Carrying Value*	Accumulated Amortization**	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$31,792	$(16,961)	$14,831	3.99
Acquired Relationships	91,067	(10,820)	80,247	10.70
Non-Compete Agreement	469	(468)	1	0.17
	$123,328	$(28,249)	$95,079

* Includes $(3,021) thousand of foreign currency translation adjustments.

** Includes $102 thousand of foreign currency translation adjustments.

	December 31, 2022
	Gross Carrying Value*	Accumulated Amortization**	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$31,848	$(15,429)	$16,419	4.55
Acquired Relationships	90,612	(9,423)	81,189	10.92
Non-Compete Agreement	469	(461)	8	0.27
	$122,929	$(25,313)	$97,616

* Includes $(3,416) thousand of foreign currency translation adjustments.

** Includes $154 thousand of foreign currency translation adjustments.

Amortization expense for the three months ended March 31, 2023 and 2022 was $2.8 million and $2.1 million, respectively.

As of March 31, 2023, the estimated annual amortization expense of intangible assets for each of the next five years and thereafter is expected to be as follows (in thousands):

Estimated Amortization Expense
Remaining of fiscal year 2023	$8,619
2024	10,968
2025	9,724
2026	8,963
2027	8,649
2028	8,013
Thereafter	40,143
$95,079

Note 10. Debt

Revolving Credit Syndication Loan

On July 29, 2021, the Company entered into a three-year senior secured revolving credit syndication loan with three banks for a total commitment of $50.0 million (Revolving Credit Facility). The Revolving Credit Facility includes a $5.0 million letter of credit sub-facility and a $5.0 million swingline sub-facility, with available borrowings under the Revolving Credit Facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. The Revolving Credit Facility is guaranteed by Flywire’s material domestic subsidiaries.

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

The Revolving Credit Facility contains customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, require the Company to satisfy certain financial covenants and restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Revolving Credit Facility becoming immediately due and payable and termination of the commitments. The Company was in compliance with all covenants associated with the Revolving Credit Facility as of March 31, 2023.

On July 29, 2021, the Company drew $25.9 million on the Revolving Credit Facility and used the proceeds to prepay its then existing Loan and Security Agreement of $25.0 million (LSA). In connection with the transaction, the Company incurred debt issuance costs of $0.3 million and debt discount of $0.1 million. Debt issuance costs and debt discount are amortized on a straight-line basis over the contractual term of the agreement and are presented as a component of other assets on the Company's condensed consolidated balance sheets.

On October 28, 2022, the Company repaid the $25.9 million outstanding under the Revolving Credit Facility. Following the repayment, the Company continued to have access to a total commitment of $50.0 million under the Revolving Credit Facility. As of March 31, 2023 and December 31, 2022, there was no outstanding indebtedness under the Revolving Credit Facility.

Interest expense for the three months ended March 31, 2023 and 2022 was $0.1 million and $0.2 million, respectively. Included in interest expense for both the three months ended March 31, 2023 and 2022 is less than $0.1 million of amortization of debt issuance cost and debt discount.

Note 11. Stockholders’ Equity

Preferred Stock

The Company’s current amended and restated certificate of incorporation, which became effective on May 28, 2021, authorizes the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.

Common Stock

The Company’s current amended and restated certificate of incorporation authorizes the issuance of 2,000,000,000 shares of voting common stock with a par value of $0.0001 per share and 10,000,000 shares of non-voting common stock with a par value of $0.0001 per share. The voting and non-voting shares are identical, except that holders of voting common stock are entitled to one vote for each share on each matter properly submitted to the Company’s stockholders for their vote, while holders of non-voting common stock are not entitled to vote on such matters. Holders of voting common stock and non-voting common stock are entitled to receive any dividends as may be declared from time to time by the board of directors.

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

As of March 31, 2023, the Company had reserved shares of common stock for future issuance as follows:

March 31, 2023
Issued and outstanding stock options	11,534,245
Issued and outstanding restricted stock units	4,690,048
Available for issuance under the 2021 Equity Incentive Plan	14,955,684
Available for issuance under Employee Stock Purchase Plan	3,766,959
Available for conversion of non-voting common stock	1,873,320
36,820,256

Note 12. Stock-Based Compensation

Equity Incentive Plan

In April 2021, the Company’s board of directors adopted, and in May 2021 its stockholders approved the 2021 Equity Incentive Plan (the 2021 Plan).

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

The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other forms of equity compensation (collectively, equity awards). A total of 19,988,330 shares of the Company’s common stock have been reserved for issuance under the 2021 Plan in addition to (i) any annual automatic evergreen increases in the number of shares of common stock reserved for issuance under the 2021 Plan and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any stock-based awards granted under the 2009 Plan or 2018 Plan, an equal number of shares of common stock will become available under the 2021 Plan.

As of March 31, 2023, a total of 14,955,684 shares of the Company's common stock were available for future issuance under the 2021 Plan.

Stock Options

Stock options granted under the 2009 Plan, 2018 Plan and the 2021 Plan generally vest based on continued service over four years and expire within ten years from the date of grant. Any options that are canceled or forfeited before expiration become available for future grants.

The Company did not grant any options to purchase shares of common stock during the three months ended March 31, 2023.

As of March 31, 2023, there was $18.4 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.93 years.

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

During 2021, the Company awarded restricted stock units to employees and certain nonemployee board members under the 2021 Plan. During the three months ended March 31, 2023, the Company awarded restricted stock units covering an aggregate of 2,413,230 shares of common stock. The fair value of each restricted stock unit is estimated based on the fair value of the Company's common stock on the date of the grant. The restricted stock units vest over the requisite service period, which range between one and four years from the date of the grant, subject to the continued employment of the employees and service of the nonemployee board members.

As of March 31, 2023, there was $105.3 million of total unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.33 years.

Employee Stock Purchase Plan

In April 2021, the Company’s board of directors adopted, and in May 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (ESPP), which became effective on May 28, 2021. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to "eligible employees". A total of 3,797,245 shares of common stock have been reserved for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of common stock reserved for future issuance under the ESPP. The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of a share of common stock on the first or last day of the offering period, whichever is lower. Eligible employees can contribute up to 15% of their eligible compensation. Offering periods are generally 6 months long.

As of March 31, 2023, a total of 3,766,959 shares of the Company's common stock were available for future issuance under the ESPP.

The fair value of the ESPP offering during the three months ended March 31, 2023 was estimated at the date of the offering using the Black-Scholes option-pricing model with the following assumptions: (i) expected term of 0.5 years, (ii) expected volatility of 62.02%, (iii) risk-free interest rate of 4.77% and (iv) expected dividend yield of 0%.

As of March 31, 2023, the total unrecognized compensation expense related to the ESPP was $0.4 million, which is expected to be amortized over the next 3 months.

Stock-Based Compensation Costs

The following table summarizes the stock-based compensation expense for stock options, restricted stock units and ESPP granted to employees and nonemployee board members that was recorded in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2023	2022
Technology and development	$1,569	$830
Selling and marketing	2,437	1,311
General and administrative	4,597	3,354
Total stock-based compensation expense	$8,603	$5,495

Note 13. Net Loss per Share

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

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three months ended March 31, 2023 and 2022. For the three months ended March 31, 2023 and 2022, net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders.

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

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(3,683)	$(10,149)
Net loss attributable to common stockholders - basic and diluted	$(3,683)	$(10,149)
Denominator:
Weighted average common shares outstanding - basic and diluted	109,787,528	106,739,771
Net loss per share attributable to common stockholders - basic and diluted	$(0.03)	$(0.10)

Outstanding potentially dilutive securities, which were excluded from the diluted net loss per share calculations because they would have been antidilutive were as follows as of the dates presented:

	Three Months Ended March 31,
	2023	2022
Unvested restricted stock units	4,690,048	2,419,900
Stock options to purchase common stock	11,534,245	14,346,683
	16,224,293	16,766,583

Note 14. Income Taxes

The Company’s provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period. The Company recorded an income tax expense of $0.4 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. The income tax expense for the three months ended March 31, 2023 and 2022 was primarily attributable to activity in the Company's foreign subsidiaries and U.S. state taxes.

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

The Company’s management evaluates the realizability of the Company’s deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during the foreseeable future. As of March 31, 2023, the Company continues to maintain a full valuation allowance of the U.S. and United Kingdom net deferred tax assets.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law. This legislation imposes a Corporate Alternative Minimum Tax among other tax law changes. The Company has not completed its analysis of this legislation as of March 31, 2023, but it is not expected to have a material impact on the Company's tax liability.

Note 15. Leases

Operating Leases

The Company leases certain real estate for its primary facilities under operating leases that expire at various dates between one and five years. These leases contain renewal options, and require the Company to pay operating costs, including property taxes, insurance, and maintenance. The terms of these lease agreements include free rent periods and annual rent increases. Operating lease expense is recognized on a straight-line basis over the term of the lease. There were no finance lease obligations as of March 31, 2023.

Right-of-use (ROU) assets are included in Other assets and operating lease liabilities are included in Other liabilities.

(dollar amounts in thousands)	March 31, 2023	December 31, 2022
ROU assets	$2,356	$2,789
Operating lease liabilities	2,709	3,149
Weighted-average remaining lease terms	1.99 years	2.12 years
Weighted-average discount rate	4.5%	4.5%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
(amounts in thousands)	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$610	$659

Future minimum lease payments as of March 31, 2023 were as follows (in thousands):

Years Ending December 31,
2023 (remaining nine months)	$1,398
2024	884
2025	454
2026	61
2027	—
Thereafter	—
Total undiscounted lease payments	$2,797
Less - present value discount	88
Lease Liability, at present value	$2,709

Future minimum lease payments as of December 31, 2022 were as follows (in thousands):

Years Ending December 31,
2023	$1,910
2024	879
2025	449
2026	60
2027	—
Thereafter	—
Total undiscounted lease payments	$3,298
Less - present value discount	149
Lease liability, at present value	$3,149

The components of operating lease expense during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(amounts in thousands)	2023	2022
Operating lease expense	$467	$384
Short-term lease expense	66	122
Variable lease expense	51	54
Total operating lease expense	$584	$560

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

As of March 31, 2023, the Company was not aware of any pending legal matters or claims, individually or in the aggregate, that are expected to have a material adverse effect on its financial position, results of operations, or cash flows.

Indemnification

In the ordinary course of business, the Company agrees to indemnify certain partners and clients against third-party claims asserting infringement of certain intellectual property rights, data privacy breaches, damages caused to property or persons, or other liabilities relating to or arising from the Company’s payment platform or other contractual obligations. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any pending indemnification matters or claims, individually or in the aggregate, that are expected to have a material adverse effect on its financial position, results of operations, or cash flows and had not accrued any liabilities related to such obligations in its consolidated financial statements for the periods ended March 31, 2023 and December 31, 2022.

Note 17. Subsequent Events

Lease Amendment

On May 1, 2023, the Company amended the lease for its Boston, Massachusetts headquarters pursuant to which the Company agreed to extend the lease term for another three years and three months from April 1, 2024 and vacate 5,473 rentable square feet of excess space, returning the space to the landlord on September 30, 2023. The lease amendment will increase our ROU asset and our operating lease liability by approximately $1.7 million and $1.6 million, respectively.

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

•
Rapid domestic and international payments volume growth. We have grown our total payment volume by approximately 36% period-over-period from $4.2 billion during the three months ended March 31, 2022 to $5.7 billion during the three months ended March 31, 2023.
•
Expanded global payments network. We have continued to add to the capabilities of our payment network by means of new local bank accounts and payment partners, and have expanded our global reach to over 240 countries and territories and more than 140 currencies.
•
Enjoyable and personalized user experience. Our net promoter score (NPS) score of 62 in fiscal year 2022 demonstrates a strong affinity among our clients for our platform.
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

As of March 31, 2023, we serve over 3,300 clients around the world. In education, we serve more than 2,400 institutions. In healthcare, we power more than 80 healthcare systems, including four of the top 10 healthcare systems in the United States ranked by hospital size as of December 31, 2022. In our newer payment verticals of travel and business-to-business (B2B) payments, we have a growing portfolio of more than 600 clients as of March 31, 2023.

Our success in building our client base around the world and expanding utilization by our clients’ customers has allowed us to achieve significant scale. We enabled approximately $18.1 billion and $5.7 billion in total payment volume during the year ended December 31, 2022 and three months ended March 31, 2023, respectively. We generated revenue of $289.4 million and $201.1 million for the years ended December 31, 2022 and 2021, respectively, and incurred net losses of $39.3 million and $28.1 million, respectively, for the same years. We generated revenue of $94.4 million and $64.6 million for the three months ended March 31, 2023 and 2022, respectively, and incurred net loss of $3.7 million and $10.1 million, respectively, for the same periods.

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

Recent Acquisition

In July 2022, we acquired all of the issued and outstanding shares of Cohort Go for an estimated aggregate purchase consideration of $23.1 million, consisting of $17.1 million in cash, net of cash acquired, $4.3 million in shares of common stock and up to $1.7 million in contingent consideration. Contingent consideration represented additional payments that Flywire was required to make which was dependent upon Cohort Go's achievement of specific post-acquisition milestones and was subject to exchange rate fluctuation adjustment between the U.S. Dollar and Australian Dollar. During March 2023, the Company made a payment of contingent consideration in the amount of $1.7 million, in the form of cash, based on Cohort Go's successful and timely achievement of the contracted milestones. No additional contingent consideration is due or payable with respect to the Cohort Go acquisition. Cohort Go is an Australian-based education payments provider that simplifies the student recruitment process by bringing together students, agents and essential student services such as health insurance into one platform. The acquisition of Cohort Go accelerated the growth of Flywire's agent related revenue and contributed to our global expansion. Cohort Go contributed $3.5 million in transaction revenue and $2.5 million in platform revenue during the three months ended March 31, 2023.

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

Key Operating Metrics and Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States (GAAP), we use certain non-GAAP financials measures. The following table sets forth our key operating metrics and non-GAAP measures for the periods presented:

	Three Months Ended March 31,
(dollars in millions)	2023	2022
Total Payment Volume	$5,667.9	$4,173.7
Revenue	$94.4	$64.6
Revenue Less Ancillary Services	$89.1	$59.3
Gross Profit	$58.3	$38.8
Adjusted Gross Profit	$59.9	$40.0
Gross Margin	61.8%	60.1%
Adjusted Gross Margin	67.2%	67.5%
Net Loss	$(3.7)	$(10.1)
Adjusted EBITDA	$7.0	$1.9

For the three months ended March 31, 2023, transaction revenue and platform and usage-based fee revenue represented 80.8% and 19.2% of our revenue, respectively. For the three months ended March 31, 2023, transaction revenue and platform and usage-based fee revenue represented 85.2% and 14.8% of our total revenue less ancillary services, respectively.

For the three months ended March 31, 2022, transaction revenue and platform and usage-based fee revenue represented 75.4% and 24.6% of our revenue, respectively. For the three months ended March 31, 2022, transaction revenue and platform and usage-based fee revenue represented 81.5% and 18.5% of our total revenue less ancillary services, respectively.

For the three months ended March 31, 2023, our total payment volume was approximately $5.7 billion, consisting of $3.8 billion of total payment volume from transactions included in transaction revenue, and $1.9 billion of total payment volume from transactions included in platform and usage-based fee revenue.

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

Revenue Less Ancillary Services, Revenue Less Ancillary Services at Constant Currency, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA

We use non-GAAP financial measures to supplement financial information presented on a GAAP basis. We believe that excluding certain items from our GAAP results allows management to better understand our consolidated financial performance from period to period and better project our future consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP financial measures provide our stakeholders with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period to period comparisons. There are limitations to the use of the non-GAAP financial measures presented here. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

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
•
Adjusted Gross Profit - Adjusted Gross Profit represents Revenue Less Ancillary Services, less cost of revenue adjusted to (i) exclude pass-through cost for printing services, (ii) offset marketing fees against costs incurred and (iii) exclude depreciation and amortization, including accelerated amortization on the impairment of customer set-up costs tied to technology integration, if applicable. Management believes this presentation supplements the GAAP presentation of gross profit with a useful measure of the gross profit of our payment-related services, which are the primary services we provide to our clients.
•
Adjusted Gross Margin - Adjusted Gross Margin represents Adjusted Gross Profit divided by Revenue Less Ancillary Services. Management believes this presentation supplements the GAAP presentation of gross margin with a useful measure of the gross margin of our payment-related services, which are the primary services we provide to our clients. Beginning with the quarter ended December 31, 2022, we have excluded depreciation and amortization from the calculation of our adjusted gross profit, which we believe enhances the understanding of the Company’s operating performance and enables more meaningful period to period comparisons. Our adjusted gross profit and adjusted gross margin for the three months ended March 31, 2022 were recast to conform to the updated methodology and are reflected herein for comparison purposes.
•
Adjusted EBITDA - Adjusted EBITDA represents EBITDA further adjusted by excluding (i) stock-based compensation expense and related payroll taxes, (ii) the impact from the change in fair value measurement for contingent consideration associated with acquisitions, (iii) interest income, (iv) gain (loss) from the remeasurement of foreign currency, (v) indirect taxes related to intercompany activity (vi) acquisition related transaction costs, if applicable and (vii) employee retention costs, such as incentive compensation, associated with acquisition activities. Management believes that the exclusion of these amounts to calculate Adjusted EBITDA provides useful measures for period-to-period comparisons of our business.

These non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for revenue, gross margin or net loss prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of Revenue Less Ancillary Services, Revenue Less Ancillary Services at Constant Currency, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA to the most directly comparable GAAP financial measure are presented below. We encourage you to review these reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items.

Reconciliations of Non-GAAP Financial Measures

The tables below provide reconciliations of Revenue Less Ancillary Services, Revenue Less Ancillary Services at Constant Currency, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA to the most comparable GAAP figure on a consolidated basis for the periods presented.

Revenue Less Ancillary Services, Adjusted Gross Profit and Adjusted Gross Margin:

	Three Months Ended March 31,
(dollars in millions)	2023	2022
Revenue	$94.4	$64.6
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	(4.9)	(4.9)
Marketing fees	(0.4)	(0.4)
Revenue Less Ancillary Services	$89.1	$59.3
Payment processing services costs	33.9	24.3
Hosting and amortization costs within technology and development expenses	2.2	1.5
Cost of Revenue	$36.1	$25.8
Adjusted to:
Exclude printing and mailing costs	(4.9)	(4.9)
Offset marketing fees against related costs	(0.4)	(0.4)
Exclude depreciation and amortization	(1.6)	(1.2)
Adjusted Cost of Revenue	$29.2	$19.3
Gross Profit	$58.3	$38.8
Gross Margin	61.8%	60.1%
Adjusted Gross Profit	$59.9	$40.0
Adjusted Gross Margin	67.2%	67.5%

(dollars in millions)	Transaction	Platform and Usage-Based Fee	Three Months Ended March 31, 2023
Revenue	$76.3	$18.1	$94.4
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(4.9)	(4.9)
Marketing fees	(0.4)	—	(0.4)
Revenue Less Ancillary Services	$75.9	$13.2	$89.1
Percentage of Revenue	80.8%	19.2%	100.0%
Percentage of Revenue Less Ancillary Services	85.2%	14.8%	100.0%

(dollars in millions)	Transaction	Platform and Usage-Based Fee	Three Months Ended March 31, 2022
Revenue	$48.7	$15.9	$64.6
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(4.9)	(4.9)
Marketing fees	(0.4)	—	(0.4)
Revenue Less Ancillary Services	$48.3	$11.0	$59.3
Percentage of Revenue	75.4%	24.6%	100.0%
Percentage of Revenue Less Ancillary Services	81.5%	18.5%	100.0%

Revenue Less Ancillary Services at Constant Currency:

	Three Months Ended March 31,		Growth Rate
(dollars in millions)	2023	2022
Revenue	$94.4	$64.6	46.1%
Ancillary services	(5.3)	(5.3)
Revenue Less Ancillary Services	89.1	59.3	50.3%
Effects of foreign currency rate fluctuations	$3.8	—
Revenue Less Ancillary Services at Constant Currency	$92.9	$59.3	56.7%

EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
(in millions)	2023	2022
Net loss	$(3.7)	$(10.1)
Interest expense	0.1	0.2
Provision for income taxes	0.4	0.5
Depreciation and amortization	3.8	2.9
EBITDA	0.6	(6.5)
Stock-based compensation expense and related taxes	9.0	5.5
Change in fair value of contingent consideration	0.4	(0.1)
Interest income	(1.9)	—
(Gain) loss from remeasurement of foreign currency	(1.5)	2.3
Indirect taxes related to intercompany activity	0.1	0.1
Acquisition related employee retention costs (1)	0.3	0.6
Adjusted EBITDA	$7.0	$1.9

(1)
Acquisition related employee retention costs consisted of costs incurred to retain and compensate WPM’s employees in connection with integration of the business.

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

Impact of Inflation

We do not believe that inflation had a material effect on our cash flows and results of operations during the three months ended March 31, 2023.

Diversified Mix of Clients

We have a wide range of clients across education, healthcare, travel and B2B. Following the onset of the COVID-19 pandemic, there was a temporary deceleration of payment volumes and revenue from education clients relying on international enrollments due to the uncertainty of borders re-opening. Since 2021, borders have continued to open allowing for an increase in international students to attend education clients. We expect this trend to continue throughout the year for our education clients, although ongoing COVID-19 related restrictions in China have slowed the growth of Chinese students studying in the U.S. and may have resulted in changes in Chinese student education destinations. Additionally, the opening of borders and abatement of COVID-19 restrictions has increased travel abroad and we expect travel to continue to return to pre-pandemic levels.

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

Business Continuity

In response to COVID-19 developments, we implemented measures to focus on the safety of our FlyMates and support of our clients, while at the same time seeking to mitigate the impact on our financial position and operations. We have implemented remote working capabilities for our entire organization and to date, there has been minimal disruption to our operations. During the Spring of 2020, due to initial COVID-19 uncertainty, we reduced our workforce by approximately 12%. From July 2020 through March 31, 2023, our workforce increased by approximately 125% in order to meet the demand of client growth and life as a public company with the goal of ensuring continuity and growth. As vaccination rates have increased, our offices have reopened, although FlyMates have the flexibility to work remotely.

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

Interest Expense

Interest expense consists of interest on our Revolving Credit Facility, interest on ROU assets and amortization of debt issuance cost and debt discount from our previous LSA. On July 29, 2021, we entered into a $50.0 million Revolving Credit Facility. We drew $25.9 million on the Revolving Credit Facility and used the proceeds to prepay our then existing LSA. On October 28, 2022, we repaid the $25.9 million outstanding under the Revolving Credit Facility. As a result, we continue to have access to a total commitment of $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility has an adjustable rate of interest based on the type of loan requested, either at an annual rate based on the ABR, which references the prime rate plus an applicable rate or LIBO Rate plus an applicable rate. Loans based on ABR bear interest at a rate between ABR plus 0.75% and ABR plus 1.25%, and loans based on LIBO Rate bear interest at a rate between LIBO Rate plus 1.75% and LIBO Rate plus 2.25%, depending on our liquidity.

Interest Income

Interest income consists of income on cash held in interest bearing accounts, including money market funds.

Gain (loss) from Remeasurement of Foreign Currency

Gain (loss) from remeasurement of foreign currency consists of gains and losses from the remeasurement of foreign currency transactions into its functional currency.

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

Results of Operations

Comparison of results for the three months ended March 31, 2023 and 2022

The following table sets forth our consolidated results of operations for periods presented:

	Three Months Ended March 31,
(dollars in millions)	2023	2022	$ Change	% Change
Revenue	$94.4	$64.6	$29.8	46.1%
Payment processing services costs	33.9	24.3	9.6	39.5%
Technology and development	14.5	11.0	3.5	31.8%
Selling and marketing	24.4	17.6	6.8	38.6%
General and administrative	28.1	18.8	9.3	49.5%
Total costs and operating expense	100.9	71.7	29.2	40.7%
Loss from operations	(6.6)	(7.1)	0.5	(7.0)%
Interest expense	(0.1)	(0.2)	0.1	(50.0)%
Interest income	1.9	—	1.9	100.0%
Gain (loss) from remeasurement of foreign currency	1.5	(2.3)	3.8	(165.2)%
Total other income (expense), net	3.3	(2.5)	5.8	(232.0)%
Loss before provision for income taxes	(3.3)	(9.6)	6.3	(65.6)%
Provision for income taxes	0.4	0.5	(0.1)	(20.0)%
Net loss	(3.7)	(10.1)	6.4	(63.4)%
Foreign currency translation adjustment	(0.4)	(0.1)	(0.3)	300.0%
Comprehensive loss	$(4.1)	$(10.2)	$6.1	(59.8)%

Revenue

Revenue was $94.4 million for the three months ended March 31, 2023, compared to $64.6 million for the three months ended March 31, 2022, an increase of $29.8 million or 46.1%. Revenue is comprised of transaction revenue and platform and usage-based fee revenue as follows:

	Three Months Ended March 31,
(dollars in millions)	2023	2022	$ Change	% Change
Transaction revenue	$76.3	$48.7	$27.6	56.7%
Platform and usage-based fee revenue	18.1	15.9	2.2	13.8%
Revenue	$94.4	$64.6	$29.8	46.1%

Transaction revenue was $76.3 million for the three months ended March 31, 2023, compared to $48.7 million for the three months ended March 31, 2022, an increase of $27.6 million or 56.7%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes, from both our existing clients and new clients as well as the addition of Cohort Go transaction products during the three months ended March 31, 2023. We experienced strong growth in payment volume across all regions and verticals during the period. Total payment volume increased 36% during the three months ended March 31, 2023 to $5.7 billion. Our marketing services revenue remained consistent during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Platform and usage-based fee revenue was $18.1 million for the three months ended March 31, 2023, compared to $15.9 million for the three months ended March 31, 2022, an increase of $2.2 million or 13.8%. The increase in platform and usage-based fee revenue was partially driven by the Cohort Go acquisition and increased usage by our clients and new clients signed during the three months ended March 31, 2023.

Payment Processing Services Costs

Payment processing services costs were $33.9 million for the three months ended March 31, 2023, compared to $24.3 million for the three months ended March 31, 2022, an increase of $9.6 million or 39.5%. The increase in payment processing services costs is correlated with the increase in total payment volume of 36% over the same period as well as increased use of credit cards, which have higher processing costs.

Technology and Development

Technology and development expenses were $14.5 million for the three months ended March 31, 2023, compared to $11.0 million for the three months ended March 31, 2022, an increase of $3.5 million or 31.8%. The increase in technology and development cost was primarily driven by an increase in personnel costs, stock-based compensation expense and amortization expense. Personnel costs were $9.3 million for the three months ended March 31, 2023 compared to $7.0 million for the three months ended March 31, 2022, an increase of $2.3 million or 32.9%. The increase in personnel costs was primarily driven by an increase in headcount within our technology and development teams. Stock-based compensation expense was $1.8 million for the three months ended March 31, 2023, compared to $1.0 million for the three months ended March 31, 2022, an increase of $0.8 million or 80.0%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates. Amortization of intangible assets was $1.8 million for the three months ended March 31, 2023, compared to $1.5 million for the three months ended March 31, 2022, an increase of $0.3 million or 20.0%. The increase in amortization expense was primarily due to acquired relationships related to the Cohort Go acquisition.

Selling and Marketing

Selling and marketing expenses were $24.4 million for the three months ended March 31, 2023, compared to $17.6 million for the three months ended March 31, 2022, an increase of $6.8 million or 38.6%. The increase in selling and marketing expenses was primarily driven by an increase in personnel costs, professional fees, stock-based compensation and amortization expense, offset by a decrease in marketing costs. Personnel costs were $13.6 million for the three months ended March 31, 2023, compared to $10.6 million for the three months ended March 31, 2022, an increase of $3.0 million or 28.3%. The increase in personnel costs was primarily driven by an increase in headcount within our selling and marketing teams and commissions earned on sales during the period. Professional fees were $4.5 million for the three months ended March 31, 2023, compared to $1.9 million for the three months ended March 31, 2022, an increase of $2.6 million or 136.8%. The increase in professional fees was due to increases in third party commissions and consulting fees. Stock-based compensation was $2.4 million for the three months ended March 31, 2023, compared to $1.3 million for the three months ended March 31, 2022, an increase of $1.1 million or 84.6%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates. Amortization of intangibles was $1.2 million for the three months ended March 31, 2023, compared to $1.0 million for the three months ended March 31, 2022, an increase of $0.2 million or 20.0%. The increase in amortization expense was due to acquired customer relationships related to the Cohort Go acquisition. Marketing costs were $1.2 million for the three months ended March 31, 2023, compared to $1.5 million for the three months ended March 31, 2022, a decrease of $0.3 million or 20.0%. The decrease in marketing costs was due to decrease in marketing initiatives and hosted events.

General and Administrative

General and administrative expenses were $28.1 million for the three months ended March 31, 2023, compared to $18.8 million for the three months ended March 31, 2022, an increase of $9.3 million or 49.5%. The increase in general and administrative expenses was primarily driven by an increase in personnel costs, other costs, professional fees, stock-based compensation, software and hosting expenses, and a change in the fair value of contingent consideration. Personnel costs were $10.6 million for the three months ended March 31, 2023, compared to $7.5 million for the three months ended March 31, 2022, an increase of $3.1 million or 41.3%. The increase in personnel costs was primarily driven by an increase in headcount. Other costs were $2.7 million for the three months ended March 31, 2023, compared to $0.7 million for the three months ended March 31, 2022, an increase of $2.0 million or 285.7%. The increase in other costs is primarily due to increased hedging fees related to an increase in total payment volume and indirect taxes recorded during the period. Professional fees were $4.7 million for the three months ended March 31, 2023, compared to $2.9 million for the three months ended March 31, 2022, an increase of $1.8 million or 62.1%. The increase in professional fees was due to increased legal, consulting and audit fees as a result of becoming a public company. Stock-based compensation was $4.3 million for the three months ended March 31, 2023, compared to $3.2 million for the three months ended March 31, 2022, an increase of $1.1 million or 34.4%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates. Software and hosting expenses were $1.9 million for the three months ended March 31, 2023, compared to $1.3 million for the three months ended March 31, 2022, an increase of $0.6 million or

46.2%. The increase in software and hosting expenses was primarily related to increased hosting fees based on payment volumes growth and additional software needs based on headcount growth. Change in the fair value of contingent consideration was $0.4 million for the three months ended March 31, 2023, compared to $(0.1) million for the three months ended March 31, 2022, an increase of $0.5 million or 500.0%. The increase in the change in the fair value of contingent consideration was due to the Cohort Go acquisition during 2022.

Interest Expense

Interest expense was $0.1 million for the three months ended March 31, 2023, compared to $0.2 million for the three months ended March 31, 2022, a decrease of $0.1 million or (50.0)%. On October 28, 2022, we repaid the $25.9 million outstanding under our Revolving Credit Facility, which resulted in no interest expense on debt for the three months ended March 31, 2023. Interest expense for the three months ended March 31, 2023 consists of interest on ROU assets and amortization of debt issuance cost and debt discount from our previous LSA.

Interest Income

Interest income was $1.9 million for the three months ended March 31, 2023 compared to $0 for the three months ended March 31, 2022, an increase of $1.9 million or 100%. The increase in interest income was due to the Company's investment in interest bearing accounts during the second quarter of 2022.

Gain (loss) from Remeasurement of Foreign Currency

Gain (loss) from remeasurement of foreign currency was $1.5 million for the three months ended March 31, 2023, compared to $(2.3) million for the three months ended March 31, 2022, a decrease of $3.8 million or (165.2)%. The decrease was primarily the result of the remeasurement of foreign currency transactions into the British pound sterling and impact of fluctuations in exchange rates during respective remeasurement periods.

Provision for Income Taxes

Provision for income taxes was $0.4 million during the three months ended March 31, 2023, compared to $0.5 million during the three months ended March 31, 2022, an decrease of $0.1 million or (20.0)%. The income tax provision for the three months ended March 31, 2023 and 2022 was primarily attributable to activity in our foreign subsidiaries and U.S. state taxes. Our effective tax rate was (12.5)% for the three months ended March 31, 2023 compared to (5.1)% for the three months ended March 31, 2022.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through proceeds received from sales of equity securities, credit facilities and payments received from our clients as further detailed below.

As of March 31, 2023, our principal source of liquidity is cash, cash equivalents and restricted cash of $329.1 million. Cash equivalents is comprised primarily of money market funds.

We believe that our existing cash will be sufficient to support our expected working capital needs and material cash requirements for at least the next 12 months from the issuance of these condensed consolidated financial statements. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from clients, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the price at which we are able to purchase public cloud capacity, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

Contractual Obligations

Contractual obligations consist of operating leases that relate to real estate for our primary facilities.

The following table summarizes our contractual obligations as of March 31, 2023:

	Payments Due by Year
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
Operating lease obligations	$2,797	$1,619	$1,178	$—	—
Total	2,797	1,619	1,178	—	—

Cash Flows

The following table sets forth a summary of our cash flow information for the periods presented:

	Three Months Ended March 31,
(in millions)	2023	2022
Net cash used in operating activities	$(20.8)	$(17.0)
Net cash used in investing activities	(1.8)	(1.3)
Net cash provided by (used in) financing activities	1.8	(3.0)
Effect of exchange rate changes on cash and cash equivalents	(1.2)	1.7
Net decrease in cash, cash equivalents and restricted cash.	$(22.1)	$(19.6)

Operating Activities

Net cash used in operating activities consists of net loss adjusted for certain non-cash items and changes in other assets and liabilities.

During the three months ended March 31, 2023, cash used in operating activities of $20.8 million was primarily the result of net loss of $3.7 million adjusted for non-cash expenses of $12.4 million, which primarily include stock-based compensation expenses of $8.6 million, depreciation and amortization of $3.7 million, change in fair value of contingent consideration of $0.4 million, offset by a deferred tax benefit of $0.6 million and $29.6 million related to changes in our operating assets and liabilities.

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

Investing Activities

During the three months ended March 31, 2023, cash used in investing activities of $1.8 million was the result of the $1.4 million of capitalization of internally developed software and over $0.4 million of purchase of property plant and equipment.

During the three months ended March 31, 2022, cash used in investing activities of $1.3 million was the result of the $1.2 million of capitalization of internally developed software and $0.1 million of purchase of property plant and equipment.

Financing Activities

During the three months ended March 31, 2023, cash provided by financing activities of $1.8 million was the result of proceeds from exercise of stock options of $2.1 million, proceeds from issuance of stock under the ESPP of $0.9 million, offset by payments for contingent consideration of $1.2 million related to our acquisition of Cohort Go.

During the three months ended March 31, 2022, cash used in financing activities of $3.0 million was the result of payments for contingent consideration of $3.3 million related to our acquisition of Simplee, payments of tax withholdings for net settled option exercises of $0.8 million, offset by $1.1 million proceeds from the exercise of stock options.

As of March 31, 2022, we had $25.9 million of outstanding indebtedness under the Revolving Credit Facility. On October 28, 2022, we repaid the $25.9 million outstanding under the Revolving Credit Facility. As of March 31, 2023, we had $0 of outstanding indebtedness under the Revolving Credit Facility. Following the repayment, we continue to have access to a total commitment of $50.0 million under the Revolving Credit Facility. The Revolving Credit Facility consists of ABR loans or Eurodollar Borrowings, at our option. ABR loans bear interest at the ABR plus the applicable rate. Eurodollar Borrowings bear interest at the Adjusted LIBO Rate plus the applicable rate. The ABR rate is based on the greatest of (a) the Prime Rate (b) the Federal Funds Effective Rate plus 1/2 of 1% and (c) the Adjusted LIBO Rate for a one-month Interest Period plus 1%. The adjusted LIBO Rate is based on (a) the LIBO Rate multiplied by (b) the Statutory Reserve Rate. The applicable rate is based upon our liquidity as of the most recent consolidated financial information and ranges from 0.75% to 2.25%. The Revolving Credit Facility incurs a commitment fee ranging from 0.25% to 0.35% based upon our liquidity as of the most recent consolidated financial information assessed on the average undrawn portion of the available commitment.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and estimates described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Interest Rate Risk

Our Revolving Credit Facility consists of ABR loans or Eurodollar Borrowings, at our option. ABR loans bear interest at the ABR plus applicable rate. Eurodollar Borrowings bear interest at the Adjusted LIBO Rate plus the applicable rate. The ABR rate is based on the greatest of (a) the Prime Rate (b) the Federal Funds Effective Rate plus 1/2 of 1% and (c) the Adjusted LIBO Rate for a one-month Interest Period plus 1%. The adjusted LIBO Rate is based on (a) the LIBO Rate multiplied by (b) the Statutory Reserve Rate. The applicable rate is based upon our liquidity as of the most recent consolidated financial information and ranges from 0.75% to 2.25%. The Revolving Credit Facility incurs a commitment fee ranging from 0.25% to 0.35% based upon our liquidity as of the most recent consolidated financial information assessed on the average undrawn portion of the available commitment. As of March 31, 2023 and December 31, 2022, there was no outstanding indebtedness under the Revolving Credit Facility. An immediate 10% increase or decrease in interest rates would not have a material effect on our financial position, results of operations or cash flows.

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

Our cash flows and operating results may also be impacted by fluctuations in foreign currency exchange rates between the U.S. Dollar and various currencies, in particular the British Pound. The value of our revenue and profits in local currencies may be worth more or less in U.S. Dollars due to a strengthening or weakening, respectively, of those currencies against the U.S. Dollar. During the quarter ended March 31, 2023, as the U.S. Dollar strengthened against several currencies, including the British Pound, relative to the same period in the prior year, these foreign exchange impacts reduced our reported revenue in U.S. Dollars by approximately $3.8 million compared to the quarter ended March 31, 2022 on a constant currency basis.

Fluctuations in foreign currency exchange rates may also impact the value of assets and liabilities denominated in currencies other than the functional currencies of our entities. Our reporting currency and the functional currency of our subsidiaries, with the exception of our U.K. and Australian subsidiaries, is the U.S. Dollar. The functional currency for our U.K. and Australian subsidiaries is the local currency, or British Pound and Australian Dollar, respectively. Financial statements of our foreign subsidiaries are translated from local currency into U.S. Dollars using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates in effect during the period for revenue and expenses. Resulting translation adjustments are included as a component of accumulated other comprehensive loss in our condensed consolidated balance sheets. Gains and losses from the remeasurement of foreign currencies into functional currencies are recognized in the condensed consolidated statements of operations and comprehensive loss. A potential change in foreign exchange rates of 10% from such remeasurement would have impacted loss before income taxes by approximately $11.2 million and $10.9 million at March 31, 2023 and December 31, 2022, respectively.

Inflation Risk

We do not believe that inflation had a material effect on our cash flows and results of operations during the three months ended March 31, 2023. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increase in prices of our product offerings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial and Accounting Officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a- 15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, including patent, commercial, product liability, employment, class action, whistleblower, and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. We are not currently a party to any legal proceedings that we believe to be material, individually or in the aggregate, to our business or condensed consolidated financial statements. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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
•
We may be unable to enter or expand into new verticals, including our relatively new business-to-business (B2B) payment vertical.
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
•
Volatility in the banking and financial services sectors may impact our bank partnerships and relationships which could adversely affect our operations and liquidity.
•
Our management of our operating funds and those of our clients may be reliant on a limited number of our banking partners and other financial institutions.
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

We were incorporated in 2009 and have experienced net losses from our operations since inception. We generated net losses of $39.3 million and $28.1 million for the years ended December 31, 2022 and 2021, respectively, and $3.7 million during the three months ended March 31, 2023. In addition, as of March 31, 2023, we had an accumulated deficit of $168.9 million. We have experienced significant revenue growth in recent periods and we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our solutions, including introducing new functionality, and to expand our marketing programs and sales teams to drive new client adoption, expand strategic partner integrations, and support international and industry expansion. Our operating results are also impacted by the mix of our revenue generated from our different revenue sources, which include transaction revenue and platform and usage-based fee revenue. Changes in our revenue mix from quarter to quarter, including those derived from cross-border or domestic currency transactions, will impact our margins, and we may not be able to grow our revenue margin adequately to achieve or sustain profitability. In addition, the mix of payment methods utilized by our clients’ customers may have an impact on our margins given that our costs associated with certain payment methods, such as credit cards, are higher than other payment methods accepted by our solutions, such as bank transfers. Due to the cross-border nature of much of our business, fluctuations in foreign currency exchange rates, slowdowns in international mobility and other regional considerations may affect our operating results. We will also face increased compliance and security costs associated with growth, the expansion of our client base, and being a public company, including our transition to a large accelerated filer status as of December 31, 2022. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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
•
compliance with multiple, conflicting and changing governmental laws and regulations, including with respect to employment, tax, competition, COVID-19 and environmental, social and governance (ESG) matters;
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
•
the seasonality of our business;
•
failure to successfully manage or integrate any acquisitions, including our acquisitions of WPM and Cohort Go;
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

A majority of the total payment volume we have historically processed is cross-border payments denominated in many foreign currencies, which subjects us to foreign currency risk. The strengthening or weakening of the U.S. dollar versus these foreign currencies impacts the translation of our net revenues generated in these foreign currencies into the U.S. dollar. For example, during the quarter ended March 31, 2023, as the U.S. Dollar strengthened against several currencies, including the British Pound, relative to the same period in the prior year, these foreign exchange impacts reduced our reported revenue in U.S. Dollars by approximately $3.8 million compared to the quarter ended March 31, 2022 on a constant currency basis. In connection with providing our solutions in multiple currencies, we may face financial exposure if we are unable to implement appropriate hedging strategies, negotiate beneficial foreign exchange rates, or as a result of fluctuations in foreign exchange rates between the times that we set them. We also have foreign exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. We also incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies, including the recent depreciation of the Russian ruble, could result in the dollar equivalent of our expenses being higher which may not be offset by additional revenue earned in the local currency. This could have a negative impact on our reported results of operations.

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

Recent instability and volatility in the banking and financial services sectors, including bank failures, have increased uncertainty in the global economy and increased the risk of a global recession. Volatility in the banking and financial services sectors may adversely impact our bank partnerships and could negatively impact our business. We may face difficulty establishing or maintaining banking relationships due to instability in the global banking system and increasing regulatory uncertainty and scrutiny. If these financial institutions are subject to suspension of operations, receivership, closure or similar action, or if our banking relationships become severely limited or unavailable in a certain country, there could be temporary delays in or unavailability of services in such country that are critical to our or our clients's operations. This could potentially lead to reduced use of our platform and lower payment volume which may adversely impact our business, operating results, and financial condition.

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

We are reliant on our education clients, including colleges, universities and other education-related organizations that include language schools, boarding schools, summer programs, and others, to drive enrollment at their schools and maintain tuition costs. Factors outside of our control will affect enrollments and tuition costs, including the following:

•
Reduced enrollment in higher education due to lack of funding, increases to cost of attendance or other inflationary pressure. Some institutes of higher education may close or merge with other colleges and universities. Significant reductions in student funding, through grants or loans, may reduce enrollments and decrease the payment volume we process. Potential students may also be deterred by increases in the cost of attendance.
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

With respect to the COVID-19 pandemic specifically, our 2020 financial results related to serving our existing travel clients and growing our client base in the travel sector were negatively impacted. During the years ended December 31, 2021 and 2022, we witnessed recoveries in our financial results and growth in revenue and payment volumes in our travel payment vertical. While improvements have been noted, we are still experiencing impacts to our travel clients. We expect the continued effects of the COVID-19 pandemic, including the emergence and spread of variants or sub-variants of COVID-19, may continue to negatively impact our business throughout 2023, but the extent and duration of such impact in the long term is largely uncertain as it is dependent on future developments that cannot be accurately predicted at this time, including, but not limited to, the emergence of variants and sub-variants, international regulations and restrictions that inhibit cross-border travel, global availability of vaccines and administration of vaccination, the rate of "herd immunity" and the impact of these and other factors on travel behavior. Our clients and their customers who are affected by the ongoing COVID-19 pandemic may continue to demonstrate changed behavior even after the COVID-19 outbreak has subsided.

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

As we seek to continue to expand our business, our overall performance will depend in part on worldwide economic and geopolitical conditions. Economies domestically and internationally have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, employment pressures in services sectors, volatility in the banking ecosystem or credit, equity and foreign exchange markets, bankruptcies and outbreaks of variants of COVID-19, as well as war, terrorist activity, political or social unrest, civil strife and other geopolitical uncertainty, including the effects of ongoing United States-China diplomatic and trade friction and social unrest in China, and the resulting impact on business continuity and travel, supply chain disruptions, inflation, security issues, and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. To the extent that inflationary pressures and other global factors lead to an economic recession, demand for our solutions, our business and financial condition could be negatively impacted.

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

More recently, inflation rates in the United States have increased to levels not seen in several years, which may result in decreased demand for our solutions, increases in our operating costs including our labor costs, constrained credit and liquidity, and volatility in financial markets and the banking ecosystem. The United States Federal Reserve has raised, and may again raise, interest rates in response to concerns over inflation risk. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies, related to the COVID-19 pandemic and concerns over inflation risk. A sharp rise in interest rates could have an adverse impact on the fair market value of securities we may invest in as part of our portfolio investments, which could adversely affect our financial results.

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

For the year ended December 31, 2022, we processed over $18.1 billion in payments on our solutions, compared to approximately $13.2 billion for the year ended December 31, 2021. For the three months ended March 31, 2023, we processed approximately $5.7 billion in payments on our solutions. We have grown rapidly and seek to continue to grow, and our business is subject to the risk of financial losses as a result of chargebacks for client-related losses, credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors in our solutions. As a provider of accounts receivable and other payment solutions, we enable the transfer of funds to our clients from their customers. Software errors in our solutions and operational errors by our FlyMates and business partners may also expose us to losses. In our business model, subject to certain exceptions, we function as a merchant of record in connection with the receipt of payments by our clients’ customers, which subjects us to chargeback risk in the event a client’s customer cancels or otherwise does not receive the services for which such customer paid. Although our client contracts allow us to pass such chargeback risk to our client, if the client has gone out of business, we may be unable to collect on the chargeback and will bear the economic loss, which will negatively impact our business.

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

Our management of our operating funds and client funds may be reliant on a limited number of our banking partners and other financial institutions.

As to certain verticals that we may choose to serve, as well as in selected geographical locations, our network of banking and other financial institution partners may be limited. As a result, although we seek to distribute financial and credit risk among multiple financial institutions, from time to time there may be a concentration of operating funds or client fund flows among a more limited number of financial institution partners. These partners are generally heavily regulated by national and local governments, and in some locations may be involved in a multitude of related businesses or part of larger, higher-profile financial conglomerates. These partners and suppliers are often subject to strict regulatory requirements and enforcement actions or may experience failures to satisfy capital adequacy conditions that result in a suspension of operations, seizure of assets or closure, which could materially impact the safeguarding of our operating funds or client funds. If we are not able to access our own funds or if client funds were in any way impacted, we could be adversely impacted, including by experiencing reputational damage and claims for restitution, potentially interfering with our existing client relationships or making us less attractive to potential new clients.

Volatility in the banking and financial services sectors may impact our bank partnerships and relationships which could adversely affect our operations and liquidity.

Recent instability and volatility in the banking and financial services sectors, including limited liquidity, defaults, non-performance or other adverse developments that affect the banking ecosystem, or concerns or rumors about any such events or other similar risks, have increased uncertainty in the global economy and increased the risk of a recession.

Volatility in the banking and financial services sectors may impact our bank partnerships and relationships which could adversely affect our operations and liquidity.

Our access to our cash and cash equivalents and client funds could be significantly impaired by the financial institutions with which we have arrangements directly, if such financial institutions are facing liquidity constraints or failures. We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. A failure of a depository institution to return these deposits, or if a depository institution is subject to other adverse conditions in the financial or credit markets, could further impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity, financial performance and ability to recover or repay client funds. If one or more of our bank partners were to fail and enter receivership proceedings, we may not be able to withdraw our or our clients' funds in excess of FDIC insurance limits, or may not be able to withdraw such funds in a timely manner, which could adversely affect our brand, business and results of operations, and may lead to claims or litigation, which may be costly to address.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any material decline in available funding or our ability to access our cash and cash equivalents could adversely impact our ability to meet our operating expenses, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, any of which could have material adverse impacts on our operations and liquidity.

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

Additionally, it is also possible that unauthorized access to sensitive customer and business data may be obtained through inadequate use of security controls by our customers, suppliers or other vendors. While we are still not currently aware of any impact that the SolarWinds supply chain attack had on our business, the scope of the attack is still undetermined. Therefore, there is residual risk that we could experience a security breach arising from the SolarWinds supply chain attack.

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

Any acquisitions we undertake or have recently completed, including the acquisitions of Cohort Go in July 2022 and WPM in December 2021, will likely be accompanied by business risks which may include, among other things:

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

The local, state, and federal laws, rules, regulations, licensing schemes, and industry standards in the United States and other jurisdictions in which we operate that govern our business include, or may in the future include, those relating to consumer finance and consumer protection, cross-border and domestic money transmission, foreign exchange, payments services (such as money transmission, payment processing, and settlement services), AML and CFT, escheatment, international sanctions regimes, and compliance with the PCI DSS. These laws, rules, regulations, licensing schemes, and standards are enforced by multiple authorities and governing bodies in the United States, including the Department of the Treasury, the Federal Deposit Insurance Corporation, the SEC, Consumer Financial Protection Bureau (CFPB), the Federal Trade Commission, self-regulatory organizations, and numerous state and local regulators and law enforcement agencies. Our clients also have their own regulatory obligations, and they expect our solutions to comply with the regulatory requirements that are applicable to their businesses. For additional discussion about the regulatory environment that we and our clients operate in, please see "Business–Regulation and Industry Standards" in our Annual Report on Form 10-K for the year ended December 31, 2022. As we expand into new jurisdictions, the number of foreign laws, rules, regulations, licensing schemes, and standards governing our business will expand as well. In addition, as our business and solutions continue to develop and expand, we may become subject to additional laws, rules, regulations, licensing schemes, and standards. We may not always be able to accurately predict the scope or applicability of certain laws, rules, regulations, licensing schemes, or standards to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

Certain of our subsidiaries are registered with the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (FinCEN). Our subsidiary Flywire Global Corp. has obtained licenses to operate as a money transmitter (or the statutory equivalent) in 42 U.S. jurisdictions, and is in the process of applying for a license in, to the best of our knowledge, all U.S. states and territories where such licensure or registration is required in order to be able to offer additional business lines in the future. As a licensed money transmitter, we are (and in the states where we are awaiting licensure, will be) subject to obligations and restrictions with respect to the investment of client funds, reporting requirements, bonding requirements, minimum capital requirements, and inspection by state regulatory agencies concerning various aspects of our business. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our solutions are considered money transmission, are matters of regulatory interpretation and could change over time. In addition, there are substantial costs involved in maintaining and renewing our licenses, certifications, and approvals, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, AML, CFT, capitalization, corporate governance, or other requirements of such licenses.

If we fail to predict how a U.S. law or regulation or a law or regulation from another jurisdiction in which we operate will be applied to us, we could be subject to additional licensure requirements and/or administrative enforcement actions. This could also require changes to the manner in which we conduct some aspects of our business or potential product changes, and require us to pay fines, penalties, or compensation to clients for past non-compliance. At the federal level, we are registered as a MSB with FinCEN. For additional discussion of the requirements of our MSB registration, please see "Business – Regulation and Industry Standards" in our Annual Report on Form 10-K for the year ended December 31, 2022. At the state level, we rely on various exemptions from state money transmitter licensing requirements, and regulators may find that we have violated applicable laws or regulations because we are not licensed or registered as a money transmitter in all of the U.S. jurisdictions we service. We believe, based on our business model, that we have valid exemptions from licensure under various state money transmission laws, either expressly as a payment processor or agent of the payee, or pursuant to common law as an agent of the payee. While we believe we have defensible arguments in support of our positions under the state money transmission statutes, we have not expressly obtained confirmation of such positions from the state banking departments who administer the state money transmission statutes. It is possible that certain state banking departments may determine that our activities are not exempt. Any determination that we are in fact required to be licensed under the money transmission statute of a state where we are not yet licensed may require substantial expenditures of time and money to remediate and could lead to liability in the nature of penalties or fines, costs, legal fees, reputational damage or other negative consequences. We could be required to cease operations in some or all of the U.S. jurisdictions we service and where we are not yet licensed, which determination would have a materially adverse effect on our business, including our financial condition, operating results, and reputation. In the past, certain competitors have been found to violate laws and regulations related to money transmission, and they have been subject to fines and other penalties by regulatory authorities.

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

Additionally, a new California ballot initiative, the California Privacy Rights Act (CPRA) was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposed additional obligations on companies covered by the legislation and significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

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

As of March 31, 2023, we had U.S. federal NOL carryforwards of approximately $71.2 million and state NOL carryforwards of approximately $92.5 million. The federal and material state NOL carryforwards will begin to expire in 2030 and 2024, respectively. In general, under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If it is determined that we have in the past experienced an ownership change including, but not limited to, as a result of our initial public offering, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.

During 2022, we completed a Section 382 study from January 1, 2010, the first day of the first taxable year that we had NOL carryforwards, through June 30, 2021. During this period, we underwent two ownership changes for Section 382 purposes. The ownership changes occurred on June 29, 2011 (the June 2011 Change) and July 12, 2013 (the July 2013 Change) as result of our issuance and sale of preferred stock. Approximately $14.9 million of NOLs were generated through December 31, 2013. As a result of the ownership changes, all of Flywire's NOLs as of the June 2011 Change and the July 2013 Change are subject to limitation under Section 382, of which $1.6 million NOLs will expire unutilized, assuming sufficient taxable income is generated in the future. Additionally, we completed a Section 382 study for Simplificare (Simplee) which we acquired in February 2020. The study was completed for the periods from August 26, 2010, the inception of Simplee, through February 13, 2020, the date that we acquired Simplee. During this period, Simplee underwent four ownership changes. The ownership changes occurred on October 27, 2010, April 13, 2011, May 10, 2012 (the May 2012 Change), all in connection with the issuance and sale of preferred stock, and February 13, 2020 (the February 2020 Change), in connection with its complete acquisition by Flywire. Approximately $35.7 million of NOLs were generated through February 13, 2020. As a result of the ownership changes, all of Simplee’s NOLs as of the May 2012 Change and the February 2020 Change are subject to limitation under Section 382, of which $0.2 million NOLs will expire unutilized, assuming sufficient taxable income is generated in the future.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank), the listing requirements of The Nasdaq Global Select Market (Nasdaq), and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It may require significant resources and management oversight to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. To comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.

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

Investor advocacy groups, certain institutional investors, investment funds, other market participants, stockholders, and consumer groups have focused increasingly on ESG or “sustainability” practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. We have convened a cross-functional working group to further enhance our commitment to sustainability and ESG, and recognize the importance of communicating our progress on ESG to our stakeholders. As part of its responsibilities, our ESG working group is assessing opportunities for communicating progress on our priority initiatives. However, if our ESG practices do not meet (or are viewed as not meeting) investor or other industry stakeholder expectations and standards, which continue to evolve, our brand, reputation and employee retention may be negatively impacted, including based on an assessment of our ESG practices. Any sustainability report that we publish or sustainability disclosure we make may include our policies and practices on a variety of social and ethical matters, including corporate governance, community involvement, environmental compliance, employee health and safety practices, cybersecurity and privacy, human capital management, and workforce equity, inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. Also, our failure, or perceived failure, to meet the standards included in any sustainability disclosure could negatively impact our reputation, employee retention, and the willingness of our partners, clients or our clients’ customers to do business with us.

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

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we will continue to incur significant legal, accounting, and other expenses as a result of operating as a public company, which we expect to further increase in 2023 as a result of becoming a "large accelerated" filer. The Sarbanes-Oxley Act, Dodd-Frank, the listing requirements of the Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements and interacting with public company investors and securities analysts. These obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could harm our business, operating results, and financial condition. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We had a total of 108,725,275 shares of our voting common stock and 1,873,320 shares of our non-voting common stock outstanding as of March 31, 2023. Other than shares held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements, these shares of common stock generally are freely tradable without restrictions or further registration under the Securities Act.

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

As of March 31, 2023, our current executive officers, directors and the holders of more than 5% of our outstanding voting and non-voting common stock, in the aggregate, beneficially owned a significant percentage of our outstanding voting and non-voting common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2023, we issued an aggregate of 28,332 shares of common stock (the Shares) as a retention bonus to a former stockholder of WPM. The Shares were issued to a former stockholder of WPM that was not a “U.S. person”, as defined in Rule 902 of Regulation S under the Securities Act, or were an “accredited investor,” and the issuances are exempt from the registration requirements of the Securities Act under Regulation S and Rule 506 of Regulation D, respectively. The certificates evidencing the Shares are endorsed with a restrictive Securities Act legend.

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

FLYWIRE CORPORATION

Date: May 9, 2023	By:	/s/ Michael Massaro
Michael Massaro
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 9, 2023	By:	/s/ Michael Ellis
Michael Ellis
Chief Financial Officer
(Principal Financial and Accounting Officer)