Form 10-Q
period 2023-06-30
Flywire Corp
filed 2023-08-08
CIK 1580560

W

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, the registrant had 110,294,228 shares of voting common stock, $0.0001 par value per share, outstanding and 1,873,320 shares of non-voting common stock $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (Amounts in thousands, except par value per share and share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$328,063	$349,177
Restricted cash	—	2,000
Accounts receivable, net	19,284	13,697
Unbilled receivables, net	6,779	5,268
Funds receivable from payment partners	43,321	62,970
Prepaid expenses and other current assets	16,272	17,531
Total current assets	413,719	450,643
Property and equipment, net	14,701	13,317
Intangible assets, net	92,522	97,616
Goodwill	98,967	97,766
Other assets	18,664	14,945
Total assets	$638,573	$674,287
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,658	$13,325
Funds payable to clients	81,958	124,305
Accrued expenses and other current liabilities	35,044	34,423
Deferred revenue	2,845	5,223
Total current liabilities	131,505	177,276
Deferred tax liabilities	12,086	12,149
Other liabilities	3,906	2,959
Total liabilities	147,497	192,384
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022; and no shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Voting common stock, $0.0001 par value; 2,000,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 112,229,190 shares issued and 109,911,468 shares outstanding as of June 30, 2023; 109,790,702 shares issued and 107,472,980 shares outstanding as of December 31, 2022	10	10
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 1,873,320 shares issued and outstanding as of June 30, 2023 and December 31, 2022	1	1
Treasury voting common stock, 2,317,722 shares as of June 30, 2023 and December 31, 2022, held at cost	(748)	(748)
Additional paid-in capital	677,343	649,756
Accumulated other comprehensive income (loss)	170	(1,912)
Accumulated deficit	(185,700)	(165,204)
Total stockholders’ equity	491,076	481,903
Total liabilities and stockholders’ equity	$638,573	$674,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited) (Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$84,869	$56,537	$179,226	$121,090
Costs and operating expenses:
Payment processing services costs	33,804	21,820	67,659	46,073
Technology and development	16,016	13,204	30,539	24,180
Selling and marketing	27,273	18,887	51,707	36,495
General and administrative	24,584	20,023	52,697	38,843
Total costs and operating expenses	101,677	73,934	202,602	145,591
Loss from operations	$(16,808)	$(17,397)	$(23,376)	$(24,501)
Other income (expense):
Interest expense	(78)	(266)	(181)	(484)
Interest income	1,935	184	3,870	184
(Loss) gain from remeasurement of foreign currency	(755)	(5,240)	715	(7,567)
Total other income (expense), net	1,102	(5,322)	4,404	(7,867)
Loss before provision for income taxes	(15,706)	(22,719)	(18,972)	(32,368)
Provision for income taxes	1,107	1,078	1,524	1,578
Net loss	$(16,813)	$(23,797)	$(20,496)	$(33,946)
Foreign currency translation adjustment	2,449	(45)	2,082	(135)
Comprehensive loss	$(14,364)	$(23,842)	$(18,414)	$(34,081)
Net loss attributable to common stockholders – basic and diluted	$(16,813)	$(23,797)	$(20,496)	$(33,946)
Net loss per share attributable to common stockholders – basic and diluted	$(0.15)	$(0.22)	$(0.19)	$(0.32)
Weighted average common shares outstanding – basic and diluted	111,133,221	107,426,898	110,464,092	107,085,233

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited) (Amounts in thousands, except share amounts)

	Three Months Ended June 30, 2023
	Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at March 31, 2023	111,042,997	$10	1,873,320	$1	(2,317,722)	$(748)	$662,067	$(2,279)	$(168,887)	$490,164
Issuance of common stock upon exercise of stock options	942,945	—	—	—	—	—	3,900	—	—	3,900
Issuance of common stock upon settlement of restricted stock units	243,248	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	2,449	—	2,449
Stock-based compensation expense	—	—	—	—	—	—	11,376	—	—	11,376
Net loss	—	—	—	—	—	—	—	—	(16,813)	(16,813)
Balances at June 30, 2023	112,229,190	$10	1,873,320	$1	(2,317,722)	$(748)	$677,343	$170	$(185,700)	$491,076

	Three Months Ended June 30, 2022
	Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at March 31, 2022	103,409,781	$10	5,988,378	$1	(2,317,722)	$(748)	$615,349	$(489)	$(136,006)	$478,117
Issuance of common stock upon exercise of stock options, net of shares withheld	788,407	—	—	—	—	—	(175)	—	—	(175)
Issuance of common stock upon settlement of restricted stock units	32,758	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(45)	—	(45)
Stock-based compensation expense	—	—	—	—	—	—	8,437	—	—	8,437
Net loss	—	—	—	—	—	—	—	—	(23,797)	(23,797)
Balances at June 30, 2022	104,230,946	$10	5,988,378	$1	(2,317,722)	$(748)	$623,611	$(534)	$(159,803)	$462,537

	Six Months Ended June 30, 2023
	Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at December 31, 2022	109,790,702	$10	1,873,320	$1	(2,317,722)	$(748)	$649,756	$(1,912)	$(165,204)	$481,903
Issuance of common stock upon exercise of stock options	1,533,199	—	—	—	—	—	6,044	—	—	6,044
Issuance of common stock upon settlement of restricted stock units	821,725	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	55,232	—	—	—	—	—	864	—	—	864
Issuance of common stock for retention bonus	28,332	—	—	—	—	—	700	—	—	700
Foreign currency translation adjustment	—	—	—	—	—	—	—	2,082	—	2,082
Stock-based compensation expense	—	—	—	—	—	—	19,979	—	—	19,979
Net loss	—	—	—	—	—	—	—	—	(20,496)	(20,496)
Balances at June 30, 2023	112,229,190	$10	1,873,320	$1	(2,317,722)	$(748)	$677,343	$170	$(185,700)	$491,076

	Six Months Ended June 30, 2022
	Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	102,771,899	$10	5,988,378	$1	(2,317,722)	$(748)	$609,194	$(399)	$(125,857)	$482,201
Issuance of common stock upon exercise of stock options, net of shares withheld	1,405,685	—	—	—	—	—	485	—	—	485
Issuance of common stock upon settlement of restricted stock units	53,362	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(135)	—	(135)
Stock-based compensation expense	—	—	—	—	—	—	13,932	—	—	13,932
Net loss	—	—	—	—	—	—	—	—	(33,946)	(33,946)
Balances at June 30, 2022	104,230,946	$10	5,988,378	$1	(2,317,722)	$(748)	$623,611	$(534)	$(159,803)	$462,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (Amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(20,496)	$(33,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,876	5,784
Stock-based compensation expense	19,979	13,932
Amortization of deferred contract costs	228	161
Change in fair value of contingent consideration	410	(950)
Deferred tax benefit	(584)	(101)
Provision for uncollectible accounts	599	73
Non-cash interest expense	144	158
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,186)	(3,709)
Unbilled receivables	(1,511)	(620)
Funds receivable from payment partners	19,649	8,104
Prepaid expenses, other current assets and other assets	(1,030)	(3,677)
Funds payable to clients	(42,347)	(8,988)
Accounts payable, accrued expenses and other current liabilities	1,121	1,333
Contingent consideration	(467)	(4,524)
Other liabilities	(574)	(764)
Deferred revenue	(2,463)	143
Net cash used in operating activities	(25,652)	(27,591)
Cash flows from investing activities:
Capitalization of internally developed software	(2,812)	(2,888)
Purchases of property and equipment	(671)	(745)
Net cash used in investing activities	(3,483)	(3,633)
Cash flows from financing activities:
Contingent consideration paid for acquisitions	(1,207)	(3,320)
Payments of tax withholdings for net settled stock option exercises	—	(756)
Proceeds from the issuance of stock under Employee Stock Purchase Plan	864	—
Proceeds from exercise of stock options	6,044	2,293
Net cash provided by (used in) financing activities	5,701	(1,783)
Effect of exchange rates changes on cash and cash equivalents	320	6,231
Net decrease in cash, cash equivalents and restricted cash	(23,114)	(26,776)
Cash, cash equivalents and restricted cash, beginning of period	$351,177	$389,360
Cash, cash equivalents and restricted cash, end of period	$328,063	$362,584
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (Amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosures of cash flow and noncash information
Cash paid during the period for interest	—	302
Purchase of property and equipment in accounts payable	39	341
Issuance of common stock upon settlement of restricted stock units	22,490	—
Issuance of common stock for retention bonus	700	—
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$328,063	$360,584
Restricted cash	—	2,000
Cash, cash equivalents and restricted cash	$328,063	$362,584

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

The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of results to be expected for the year ended December 31, 2023, any other interim periods or any future year or period. The accompanying consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2022. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from the interim unaudited condensed consolidated financial statements.

Beginning with the quarter ended June 30, 2023, we included Contingent consideration and Contingent consideration, net of current portion within Accrued expenses and other current liabilities and Other liabilities, respectively, in the Company's condensed consolidated balance sheet. Accrued expenses and other current liabilities and Other liabilities for the year ended December 31, 2022 were recast to conform to the updated presentation.

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

Impact of the Conflict between Russia and Ukraine

The Company does not have any operations, including long-lived assets, in Ukraine or Russia. As of the issuance date of these condensed consolidated financial statements, the current conflict between Russia and Ukraine has not had a material impact on the Company’s revenue, results of operations or financial position. However, the Company notes Ukraine is a major engineering hub and the conflict may create a global challenge in outsourcing or hiring engineering talent. In addition, a prolonged conflict or the spill-over of war into other European countries may in the future have an impact on macroeconomic conditions which could significantly impact the verticals in which the Company has been predominantly focused over the last decade. The Company’s payment volumes, sales cycles and time to implementation could be negatively affected and consequently, the Company’s revenue or results of operations or financial position could be adversely impacted as well.

Impact of Inflation

Inflation did not have a material effect on the Company's cash flows and results of operations during the three and six months ended June 30, 2023.

Concentrations of Credit Risk, Financial Instruments and Significant Clients

Financial instruments that potentially subject the Company to concentration of credit risk consists principally of cash, cash equivalents, accounts receivable, unbilled receivables and funds receivable from payment partners.

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

To manage credit risk related to accounts receivable and unbilled receivables, the Company maintains an allowance for credit losses. The allowance is determined by applying a loss-rate method based on an aging schedule using the Company's historical loss rate. The Company also considers reasonable and supportable current and forecasted information in determining its estimated loss rates, such as external forecasts, macroeconomic trends, or other factors that are associated with the credit quality of the Company’s customer base. The Company did not experience any material credit losses for the three and six months ended June 30, 2023.

Accounts receivable are derived from revenue earned from clients located in the U.S. and internationally. Significant clients are those that represent 10% or more of accounts receivable, net as set forth in the following table:

	June 30, 2023	December 31, 2022
Client A	19%	13%
Client B	*	13%

* Less than 10% of total balance.

In May 2023, Client A filed for voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11). As of June 30, 2023, the Company had $3.8 million recorded within accounts receivable, net of allowance. Client A may take actions in its Chapter 11 proceeding to terminate or renegotiate its agreements with the Company and/or seek to reduce the Company's claims for services to which it may be entitled. As of June 30, 2023, the Company expected Client A to exit Chapter 11 and continue as a going concern and client of Flywire.

Funds receivable from payment partners consist primarily of cash held by the Company’s global payment processing partners that have not yet been remitted to the Company. Significant partners are those that represent 10% or more of funds receivable from payment partners as set forth in the following table:

	June 30, 2023	December 31, 2022
Partner A	*	12%
Partner B	*	16%
Partner C	12%	17%
Partner D	26%	15%

* Less than 10% of total balance.

During the three and six months ended June 30, 2023 and 2022, no clients accounted for 10% or more of revenue.

During the three months ended June 30, 2023, revenue from clients located in the United States and Canada (Americas), Europe, the Middle East and Africa (EMEA) and the Asia and Pacific region (APAC) in the aggregate accounted for 51.0%, 33.6% and 15.4% of the Company’s total revenues, respectively. During the three months ended June 30, 2022, revenue from clients located in Americas, EMEA and APAC in the aggregate accounted for 67.3%, 27.5% and 5.2% of the Company’s total revenues, respectively.

During the six months ended June 30, 2023, revenue from clients located in Americas, EMEA and APAC in the aggregate accounted for 57.7%, 28.0% and 14.3% of the Company’s total revenues, respectively. During the six months ended June 30, 2022, revenue from clients located in Americas, EMEA and APAC in the aggregate accounted for 71.6%, 23.2% and 5.2% of the Company’s total revenues, respectively.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 1 - Business Overview and Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to these policies during the three and six months ended June 30, 2023.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expenses in the condensed consolidated statements of operations and comprehensive loss. Advertising expenses for the three months ended June 30, 2023 and 2022 were $2.0 million and $1.7 million, respectively. Advertising expenses for the six months ended June 30, 2023 and 2022 were $3.1 million and $2.9 million, respectively.

Recently Adopted Accounting Pronouncements

The following accounting standards update (ASU) was issued by the Financial Accounting Standards Board (FASB) and adopted by Flywire as of June 30, 2023:

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting: ASU 202-04 provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting in response to concerns about structural risks of the cessation of London Interbank Offered Rate (LIBOR). It also provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The adoption of this standard did not have a material impact on Flywire's consolidated financial statements. Refer to Note 10 - Debt for additional details on the transition from the LIBOR benchmark rate to the Secured Overnight Financing Rate (SOFR) benchmark rate.

Accounting Pronouncements Not Yet Adopted

As of June 30, 2023, there are no new accounting pronouncements recently issued by the FASB but not yet adopted by Flywire which would be expected to have a material impact on the Company’s consolidated financial statements and disclosures.

Note 2. Revenue and Recognition

The following table presents revenue disaggregated by geographical area and major solutions. The categorization of revenue by geographical location is determined based on the location of where the client resides.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Primary geographical markets
Americas	$43,296	$38,030	$103,461	$86,744
EMEA	28,534	15,538	50,195	28,108
APAC	13,039	2,969	25,570	6,238
Total revenue	$84,869	$56,537	$179,226	$121,090
Major solutions
Transactions	$66,847	$41,659	$143,149	$90,346
Platform and usage-based fees	18,022	14,878	36,077	30,744
Total revenue	$84,869	$56,537	$179,226	$121,090

Contract Balances from Contracts with Clients

The following table provides information about accounts receivable, unbilled receivables and deferred revenue from contracts with clients (in thousands):

	June 30, 2023	December 31, 2022
Accounts receivable, net of allowance	$19,284	$13,697
Unbilled receivables	6,779	5,268
Deferred revenue – current	2,845	5,223
Deferred revenue – non-current	46	131

For the three months ended June 30, 2023 and 2022, the Company recognized $1.5 million and $1.6 million, respectively, of revenue from amounts that were included in deferred revenue as of March 31, 2023 and 2022. For the six months ended June 30, 2023 and 2022, the Company recognized $3.7 million and $3.6 million, respectively, of revenue from amounts that were included in deferred revenue as of December 31, 2022 and 2021.

Note 3. Allowance for Credit Losses

The Company maintains an allowance for credit losses for accounts receivable and unbilled receivables. Changes in the allowance for credit losses for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Allowance for credit losses at the beginning of the period	$(297)	$(101)	$(212)	$(106)
Provision for expected credit losses	(516)	(53)	(599)	(73)
Write-offs, net of recoveries	(2)	5	(4)	30
Allowance for credit losses at the end of the period	$(815)	$(149)	$(815)	$(149)

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

The Company’s cash equivalents are carried at fair value (Level 1) as determined according to the fair value hierarchy described above. The Company’s cash equivalents include money market funds, which are measured at fair value using the net asset value (NAV) per share practical expedient. The money market funds, which are AAA-rated are comprised of liquid, high-quality debt securities issued by the U.S. government. Shares in money market funds are purchased and redeemed at the NAV at the time of the purchase or sale, which may be purchased or redeemed on demand, as may be required by the Company. The carrying values of accounts receivable, funds receivable from payment partners, unbilled receivables, prepaid expenses, accounts payable, funds payable to clients and accrued expenses and other current liabilities approximate their respective fair values due to the short-term nature of these assets and liabilities. The Company’s contingent consideration is carried at fair value, determined using Level 3 inputs in the fair value hierarchy.

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

	Measured at NAV as of June 30, 2023:	Measured at Fair Value as of June 30, 2023:
		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$90,844	$—	$—	$—	$90,844
Foreign exchange contracts	—	—	—	18	18
	$90,844	$—	$—	$18	$90,862
Financial Liabilities:
Contingent consideration	$—	$—	$—	$42	$42
	$—	$—	$—	$42	$42

	Measured at NAV as of December 31, 2022:	Measured at Fair Value as of December 31, 2022:
		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$9,145	$—	$—	$—	$9,145
	$9,145	$—	$—	$—	$9,145
Financial Liabilities:
Foreign exchange contracts	$—	$—	$—	$133	$133
Contingent consideration	—	—	—	1,332	1,332
	$—	$—	$—	$1,465	$1,465

During the six months ended June 30, 2023 and year ended December 31, 2022, there were no transfers between Level 1, Level 2 or Level 3.

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

The fair value of the contingent consideration related to the Cohort Go acquisition was determined using a scenario-based method. The following table presents the unobservable inputs incorporated into the valuation of contingent consideration as of December 31, 2022.

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

WPM Group Ltd. (WPM)

Pursuant to the terms of the business combination agreement, contingent consideration is potentially payable at various intervals through March 2024 in the form of cash or up to approximately 225,000 shares of common stock, at Flywire's option, and is dependent upon the Company's achievement of specified minimum payment volume targets and integration targets. The first payment volume target was based on a period of fifteen months from January 1, 2022 to March 31, 2023 and the second payment volume target is based on a period of twelve months from April 1, 2023 to March 31, 2024. Integration targets were established through a period ending April 1, 2022. As of June 30, 2023, the Company expects a potential contingent consideration payment of less than $0.1 million will be payable with respect to the WPM acquisition. Refer to Note 8 - Business Combinations for additional details on the WPM acquisition.

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

Changes in the fair value of contingent consideration are included as a component of general and administrative expense within the condensed consolidated statements of operations and comprehensive loss. Contingent consideration ending balance consists of a potential contingent consideration payment of less than $0.1 million with respect to the WPM acquisition. The following table summarizes the changes in the carrying value of the contingent consideration for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Beginning balance	$41	$3,300	$1,332	$11,309
Additions	—	—	2	—
Change in fair value	—	(880)	410	(950)
Contingent consideration paid *	—	—	(1,674)	(7,844)
Foreign currency translation adjustment	1	(216)	(28)	(311)
Ending balance	$42	$2,204	$42	$2,204

* For the six months ended June 30, 2023 and 2022, contingent consideration paid has been bifurcated between the financing and operating sections of the condensed consolidated statement of cash flows. Amounts paid up to the fair value initially recorded in purchase accounting is reported in the financing section of the condensed consolidated statement of cash flows, while any excess is reported in the operating section of the condensed consolidated statement of cash flows.

Note 5. Derivative Instruments

As part of the Company’s foreign currency risk management program, the Company uses foreign currency forward contracts to mitigate the volatility related to fluctuations in the foreign exchange rates. These foreign currency forward contracts are not designated as hedging instruments. Derivative transactions such as foreign currency forward contracts are measured in terms of the notional amount; however, this amount is not recorded on the consolidated balance sheets and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged but is used only as the underlying basis on which the value of foreign exchange payments under these contracts is determined. As of June 30, 2023 and December 31, 2022, the Company had 8,156 and 11,816 open foreign exchange contracts, respectively. As of June 30, 2023 and December 31, 2022, the Company had foreign currency forward contracts outstanding with a notional amount of $35.3 million and $54.7 million, respectively.

The Company records all derivative instruments in the condensed consolidated balance sheets at their fair values. For the six months ended June 30, 2023, the Company recorded an asset of less than $0.1 million and for the year ended December 31, 2022, the Company recorded a liability of $0.1 million related to outstanding foreign exchange contracts. The Company recognized a gain of $0.3 million and a loss of $1.0 million during the three and six months ended June 30, 2023, respectively. The Company recognized a loss of $0.3 million and $0.6 million during the three and six months ended June 30, 2022, respectively. Gains and losses are included as a component of general and administrative expense within the condensed consolidated statements of operations and comprehensive loss.

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates presented (in thousands):

	June 30, 2023	December 31, 2022
Accrued employee compensation and related taxes	$17,640	$16,944
Accrued vendor liabilities	3,589	3,104
Accrued income and other non-employee related taxes	4,916	5,001
Accrued professional services	2,182	1,723
Current portion of operating lease liabilities	1,292	1,807
Other accrued expenses and current liabilities	5,425	5,844
	$35,044	$34,423

Note 7. Property and Equipment, net

Property and equipment, net consisted of the following as of the dates presented (in thousands):

	June 30, 2023	December 31, 2022
Computer equipment and software	$3,305	$3,195
Internal-use software	15,943	13,131
Furniture and fixtures	889	892
Leasehold improvements	5,366	4,704
Construction in progress	—	291
	25,503	22,213
Less: Accumulated depreciation and amortization*	(10,802)	(8,896)
	$14,701	$13,317

* For the six months ended June 30, 2023, accumulated depreciation and amortization expense included $93 thousand of computer disposals and $99 thousand of foreign currency translation adjustments. For the six months ended June 30, 2022, accumulated depreciation and amortization expense included $2 thousand of computer disposals and $102 thousand of foreign currency translation adjustments.

Depreciation and amortization expense for the three months ended June 30, 2023 and 2022 was $1.2 million and $0.8 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2023 and 2022 was $2.1 million and $1.5 million, respectively.

The Company capitalized $2.8 million and $5.7 million in costs related to internal-use software during the six months ended June 30, 2023 and the year ended December 31, 2022, respectively. Software developed for internal use is amortized on a straight-line basis over its estimated useful life of five years.

As of June 30, 2023 and December 31, 2022, the carrying value of internal-use software was $12.1 million and $10.6 million, respectively. Amortization expense related to internal-use software for the three months ended June 30, 2023 and 2022 was $0.8 million and $0.3 million, respectively. Amortization expense related to internal-use software for the six months ended June 30, 2023 and 2022 was $1.3 million and $0.7 million, respectively.

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

	Estimated Fair Values	Weighted- Average Amortization Periods
	(in thousands)	(years)
Developed technology	$5,356	7
Agent and customer relationships	11,052	13
	$16,408

The results of Cohort Go have been included in the consolidated financial statements since the date of the acquisition. Cohort Go contributed $4.3 million in transaction revenue and $3.0 million in platform revenue during the three months ended June 30, 2023, respectively, and $7.8 million in transaction revenue and $5.5 million in platform revenue during the six months ended June 30, 2023, respectively. The Company has not disclosed net income or loss since the acquisition date as the business was fully integrated into the consolidated Company’s operations and therefore it was impracticable to determine this amount.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information shows the results of the Company’s operations for the three and six months ended June 30, 2022 as if the acquisition had occurred on January 1, 2021. The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired operations of Cohort Go. The unaudited pro forma information reflects the effects of applying the Company’s accounting policies and a pro forma adjustment to the combined historical financial information of the Company and Cohort Go, which includes incremental amortization expense associated with the estimated fair value of identified intangible assets.

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Actual	Pro Forma	Actual	Pro Forma
	(in thousands)
Revenue	$56,537	$61,438	$121,090	$130,091
Net Loss	$(23,797)	$(22,528)	$(33,946)	$(32,230)

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

Pursuant to the terms of the business combination agreement, the Company acquired all outstanding equity of WPM for estimated total purchase consideration of $59.6 million, which consisted of $56.1 million in cash, net of cash acquired and $3.5 million in estimated fair value of contingent consideration dependent upon the Company's achievement of specified minimum payment volume targets and integration targets. Certain amounts were also tied to continued employment of key employees. The Company expensed $0.6 million and $0.9 million in personnel costs associated with retention of key employees during the three and six months ended June 30, 2023, respectively. A portion of which has been paid through shares of Flywire common stock in the first half of 2023, with the remainder to be paid through shares of Flywire common stock in the second half of 2023.

Note 9. Goodwill and Acquired Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill as of the dates presented (in thousands):

	June 30, 2023	December 31, 2022
Beginning balance	$97,766	$85,841
Goodwill related to acquisitions	—	16,197
Foreign currency translation adjustment	1,201	(4,272)
Ending balance	$98,967	$97,766

Acquired Intangible Assets

Acquired intangible assets subject to amortization consisted of the following (dollars in thousands):

	June 30, 2023
	Gross Carrying Value*	Accumulated Amortization**	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$31,632	$(18,459)	$13,173	3.82
Acquired Relationships	91,587	(12,238)	79,349	10.50
	$123,219	$(30,697)	$92,522

* Includes $(2,532) thousand of foreign currency translation adjustments.

** Includes $105 thousand of foreign currency translation adjustments.

	December 31, 2022
	Gross Carrying Value*	Accumulated Amortization**	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$31,848	$(15,429)	$16,419	4.55
Acquired Relationships	90,612	(9,423)	81,189	10.92
Non-Compete Agreement	469	(461)	8	0.27
	$122,929	$(25,313)	$97,616

* Includes $(3,416) thousand of foreign currency translation adjustments.

** Includes $154 thousand of foreign currency translation adjustments.

Amortization expense for the three months ended June 30, 2023 and 2022 was $3.0 million and $2.2 million, respectively. Amortization expense for the six months ended June 30, 2023 and 2022 was $5.8 million and $4.3 million, respectively.

As of June 30, 2023, the estimated annual amortization expense of intangible assets for each of the next five years and thereafter is expected to be as follows (in thousands):

Estimated Amortization Expense
Remaining of fiscal year 2023	$5,739
2024	10,977
2025	9,731
2026	8,967
2027	8,658
2028	8,026
Thereafter	40,424
$92,522

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

The Revolving Credit Facility consists of Alternate Base Rate (ABR) loans or Eurodollar Borrowings, at the Company’s option.

On June 23, 2023, the Company executed the First Amendment to the Revolving Credit Facility to transition from the LIBOR benchmark rate to the SOFR benchmark rate effective June 30, 2023.

In accordance with the First Amendment, ABR loans bear interest at the ABR plus the applicable rate. Eurodollar Borrowings bear interest at the Adjusted Term SOFR for the interest period plus the applicable rate. The ABR rate is based on the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 1/2 of 1%, or (c) the Adjusted Term SOFR for a one-month interest period, plus 1%. The Adjusted Term SOFR is based on (x) the Term SOFR, plus (y) the applicable spread adjustment ranging from 0.11448% to 0.71513% depending on the length of the SOFR interest period, multiplied by (z) the Statutory Reserve Rate. The applicable rate is based upon the Company’s liquidity as of the most recent consolidated financial information and ranges from 0.75% to 2.25%.

Prior to the First Amendment, ABR loans borne interest at the ABR plus the applicable rate. Eurodollar Borrowings borne interest at the Adjusted LIBOR for the interest period plus the applicable rate. The ABR rate was based on the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 1/2 of 1%, or (c) the Adjusted LIBOR for a one-month interest period, plus 1%. The adjusted LIBOR was based on (x) the LIBOR for such interest period, multiplied by (y) the Statutory Reserve Rate. The applicable rate was based upon the Company’s liquidity as of the most recent consolidated financial information and ranged from 0.75% to 2.25%.

The Revolving Credit Facility incurs a commitment fee ranging from 0.25% to 0.35% based upon the Company’s liquidity as of the most recent consolidated financial information assessed on the average undrawn portion of the available commitment.

The Revolving Credit Facility contains customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, require the Company to satisfy certain financial covenants and restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Revolving Credit Facility becoming immediately due and payable and termination of the commitments. The Company was in compliance with all covenants associated with the Revolving Credit Facility as of June 30, 2023.

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

On October 28, 2022, the Company repaid the $25.9 million outstanding under the Revolving Credit Facility. Following the repayment, the Company continued to have access to a total commitment of $50.0 million under the Revolving Credit Facility. As of June 30, 2023 and December 31, 2022, there was no outstanding indebtedness under the Revolving Credit Facility.

Interest expense for the three months ended June 30, 2023 and 2022 was $0.1 million and $0.3 million, respectively. Included in interest expense for the three months ended June 30, 2023 and 2022 is less than $0.1 million and $0.1 million, respectively, of amortization of debt issuance cost and debt discount. Interest expense for the six months ended June 30, 2023 and 2022 was $0.2 million and $0.5 million, respectively. Included in interest expense for the six months ended June 30, 2023 and 2022 is $0.1 million and $0.2 million, respectively, of amortization of debt issuance cost and debt discount.

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

As of June 30, 2023, the Company had reserved shares of common stock for future issuance as follows:

June 30, 2023
Issued and outstanding stock options	10,430,580
Issued and outstanding restricted stock units	4,518,964
Available for issuance under the 2021 Equity Incentive Plan	14,956,425
Available for issuance under Employee Stock Purchase Plan	3,766,959
Available for conversion of non-voting common stock	1,873,320
35,546,248

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

As of June 30, 2023, a total of 14,956,425 shares of the Company's common stock were available for future issuance under the 2021 Plan.

Stock Options

Stock options granted under the 2009 Plan, 2018 Plan and the 2021 Plan generally vest based on continued service over four years and expire within ten years from the date of grant. Any options that are canceled or forfeited before expiration become available for future grants.

The Company did not grant any options to purchase shares of common stock during the three and six months ended June 30, 2023.

As of June 30, 2023, there was $15.6 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.73 years.

Restricted Stock Awards and Restricted Stock Units

During 2018, the Company granted restricted stock awards to employees under the 2018 Plan. The restricted stock awards vested ratably over a four year period from the date of grant. The fair value of each restricted stock award was the estimated fair value of the common stock on the date of grant. All restricted stock awards were fully vested as of 2022.

Starting in 2021, the Company has awarded restricted stock units to employees and certain non-employee board members under the 2021 Plan. During the three and six months ended June 30, 2023, the Company awarded restricted stock units covering an aggregate of 123,251 and 2,536,481 shares of common stock, respectively. The fair value of each restricted stock unit is estimated based on the fair value of the Company's common stock on the date of the grant. The restricted stock units vest over the requisite service period, which range between one and four years from the date of the grant, subject to the continued employment of the employees and service of the non-employee board members.

As of June 30, 2023, there was $100.0 million of total unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 3.33 years.

Employee Stock Purchase Plan

In April 2021, the Company’s board of directors adopted, and in May 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (ESPP), which became effective on May 28, 2021. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to "eligible employees". A total of 3,797,245 shares of common stock have been reserved for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of common stock reserved for future issuance under the ESPP. The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of a share of common stock on the first or last day of the offering period, whichever is lower. Eligible employees can contribute the lesser of up to 15% of their eligible compensation or IRS limit. Offering periods are generally 6 months long.

As of June 30, 2023, a total of 3,766,959 shares of the Company's common stock were available for future issuance under the ESPP.

As of June 30, 2023, there was no unrecognized compensation expense related to the ESPP.

Stock-Based Compensation Costs

The following table summarizes the stock-based compensation expense for stock options, restricted stock units and ESPP granted to employees and non-employee board members that was recorded in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Technology and development	$2,399	$1,359	$3,968	$2,185
Selling and marketing	3,294	2,211	5,731	3,515
General and administrative	5,683	4,867	10,280	8,232
Total stock-based compensation expense	$11,376	$8,437	$19,979	$13,932

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

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and six months ended June 30, 2023 and 2022. For the three and six months ended June 30, 2023 and 2022, net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders.

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

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(16,813)	$(23,797)	$(20,496)	$(33,946)
Net loss attributable to common stockholders - basic and diluted	$(16,813)	$(23,797)	$(20,496)	$(33,946)
Denominator:
Weighted average common shares outstanding - basic and diluted	111,133,221	107,426,898	110,464,092	107,085,233
Net loss per share attributable to common stockholders - basic and diluted	$(0.15)	$(0.22)	$(0.19)	$(0.32)

Outstanding potentially dilutive securities, which were excluded from the diluted net loss per share calculations because they would have been antidilutive were as follows as of the dates presented:

	June 30,
	2023	2022
Unvested restricted stock units	4,518,964	2,795,230
Stock options to purchase common stock	10,430,580	13,466,157
	14,949,544	16,261,387

Note 14. Income Taxes

The Company’s provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period. The Company recorded an income tax expense of $1.1 million for the three months ended June 30, 2023 and 2022. The income tax expense for the three months ended June 30, 2023 and 2022 was primarily attributable to activity in the Company's foreign subsidiaries and U.S. state taxes. The Company recorded an income tax expense of $1.5 million and $1.6 million for the six months ended June 30, 2023 and 2022, respectively. The income tax expense for the six months ended June 30, 2023 and 2022 was primarily attributable to activity in the Company's foreign subsidiaries and U.S. state taxes.

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

The Company’s management evaluates the realizability of the Company’s deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during the foreseeable future. As of June 30, 2023, the Company continues to maintain a full valuation allowance of the U.S. and United Kingdom net deferred tax assets.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law. This legislation imposes a federal Corporate Alternative Minimum Tax among other tax law changes. The Inflation Reduction Act of 2022 was effective for Flywire for years beginning after December 31, 2022. The Company has completed its analysis of this legislation and it does not expect the Inflation Reduction Act of 2022 will have a material impact on the Company's tax liability.

Note 15. Commitments and Contingencies

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

As of June 30, 2023, the Company was not a party to any litigation the outcome of which, the Company believes, if determined adversely to it, would individually or in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows.

In the course of implementing geolocation data-based sanctions screening measures, the Company identified certain payments which, based on geolocation data, appear to have been initiated from Cuba, Iran, or Syria, in potential violation of applicable sanctions regimes. Although Flywire continues to evaluate whether these transactions constitute potential violations of the U.S. Department of the Treasury’s Office of Foreign Assets Controls (OFAC) sanctions (including whether certain of these payments may have been authorized by general licenses or license exemptions under the relevant sanctions regulations), in August 2023, Flywire made a voluntary submission to OFAC to report the potential violations. Based upon the results of the internal investigation completed to date, the Company does not believe that the amount of any loss incurred as a result of this matter would be material to its business, financial condition, results of operations or cash flows.

Indemnification

In the ordinary course of business, the Company agrees to indemnify certain partners and clients against third-party claims asserting infringement of certain intellectual property rights, data privacy breaches, damages caused to property or persons, or other liabilities relating to or arising from the Company’s payment platform or other contractual obligations. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any pending indemnification matters or claims, individually or in the aggregate, that are expected to have a material adverse effect on its financial position, results of operations, or cash flows and had not accrued any liabilities related to such obligations in its consolidated financial statements for the periods ended June 30, 2023 and December 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this Quarterly Report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. You should read the sections titled “Special Note Regarding Forward- Looking Statements” and “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year end is December 31, and our fiscal quarters end on March 31, June 30, September 30, and December 31.

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

•
Rapid domestic and international payments volume growth. We have grown our total payment volume by approximately 43% period-over-period from $2.9 billion during the three months ended June 30, 2022 to $4.1 billion during the three months ended June 30, 2023. We have grown our total payment volume by approximately 39% period-over-period from $7.0 billion during the six months ended June 30, 2022 to $9.8 billion during the six months ended June 30, 2023.
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

As of June 30, 2023, we serve over 3,500 clients around the world. In education, we serve more than 2,600 institutions. In healthcare, we power more than 80 healthcare systems, including four of the top 10 healthcare systems in the United States ranked by hospital size as of December 31, 2022. In our newer payment verticals of travel and business-to-business (B2B) payments, we have a growing portfolio of more than 700 clients as of June 30, 2023.

Our success in building our client base around the world and expanding utilization by our clients’ customers has allowed us to achieve significant scale. We enabled approximately $18.1 billion and $9.8 billion in total payment volume during the year ended December 31, 2022 and six months ended June 30, 2023, respectively. We generated revenue of $289.4 million and $201.1 million for the years ended December 31, 2022 and 2021, respectively, and incurred net losses of $39.3 million and $28.1 million, respectively, for the same years. We generated revenue of $179.2 million and $121.1 million for the six months ended June 30, 2023 and 2022, respectively, and incurred net loss of $20.5 million and $33.9 million, respectively, for the same periods.

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

Recent Acquisition

In July 2022, we acquired all of the issued and outstanding shares of Cohort Go for an estimated aggregate purchase consideration of $23.1 million, consisting of $17.1 million in cash, net of cash acquired, $4.3 million in shares of common stock and up to $1.7 million in contingent consideration. Contingent consideration represented additional payments that Flywire was required to make which was dependent upon Cohort Go's achievement of specific post-acquisition milestones and was subject to exchange rate fluctuation adjustment between the U.S. Dollar and Australian Dollar. During March 2023, the Company made a payment of contingent consideration of $1.7 million, in the form of cash, based on Cohort Go's successful and timely achievement of the contracted milestones. No additional contingent consideration is due or payable with respect to the Cohort Go acquisition. Cohort Go is an Australian-based education payments provider that simplifies the student recruitment process by bringing together students, agents and essential student services such as health insurance into one platform. The acquisition of Cohort Go accelerated the growth of Flywire's agent related revenue and contributed to our global expansion. Cohort Go contributed $4.3 million in transaction revenue and $3.0 million in platform revenue during the three months ended June 30, 2023, respectively, and $7.8 million in transaction revenue and $5.5 million in platform revenue during the six months ended June 30, 2023, respectively.

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

Key Operating Metrics and Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States (GAAP), we use certain non-GAAP financials measures. The following table sets forth our key operating metrics and non-GAAP measures for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Total Payment Volume	$4,089.9	$2,860.3	$9,758.1	$7,034.1
Revenue	$84.9	$56.5	$179.2	$121.1
Revenue Less Ancillary Services	$79.5	$51.5	$168.5	$110.7
Gross Profit	$48.8	$33.2	$107.0	$72.0
Adjusted Gross Profit	$50.5	$34.4	$110.3	$74.4
Gross Margin	57.5%	58.8%	59.7%	59.5%
Adjusted Gross Margin	63.5%	66.8%	65.5%	67.2%
Net Loss	$(16.8)	$(23.8)	$(20.5)	$(33.9)
Adjusted EBITDA	$(0.1)	$(6.1)	$6.8	$(4.4)
For the three months ended June 30, 2023, transaction revenue and platform and usage-based fee revenue represented 78.8% and 21.2% of our revenue, respectively. For the three months ended June 30, 2023, transaction revenue and platform and usage-based fee revenue represented 84.0% and 16.0% of our total revenue less ancillary services, respectively. For the three months ended June 30, 2022, transaction revenue and platform and usage-based fee revenue represented 73.8% and 26.2% of our revenue, respectively. For the three months ended June 30, 2022, transaction revenue and platform and usage-based fee revenue represented 80.6% and 19.4% of our total revenue less ancillary services, respectively.

For the six months ended June 30, 2023, transaction revenue and platform and usage-based fee revenue represented 79.9% and 20.1% of our revenue, respectively. For the six months ended June 30, 2023, transaction revenue and platform and usage-based fee revenue represented 84.6% and 15.4% of our total revenue less ancillary services, respectively. For the six months ended June 30, 2022, transaction revenue and platform and usage-based fee revenue represented 74.6% and 25.4% of our revenue, respectively. For the six months ended June 30, 2022, transaction revenue and platform and usage-based fee revenue represented 81.0% and 19.0% of our total revenue less ancillary services, respectively.

For the three months ended June 30, 2023, our total payment volume was approximately $4.1 billion, consisting of $3.1 billion of total payment volume from transactions included in transaction revenue, and $1.0 billion of total payment volume from transactions included in platform and usage-based fee revenue. For the three months ended June 30, 2022, our total payment volume was approximately $2.9 billion, consisting of $2.0 billion of total payment volume from transactions included in transaction revenue, and $0.9 billion of total payment volume from transactions included in platform and usage-based fee revenue.

For six months ended June 30, 2023, our total payment volume was approximately $9.8 billion, consisting of $6.9 billion of total payment volume from transactions included in transaction revenue and $2.9 billion of total payment volume from transactions included in platform and usage-based fee revenue. For six months ended June 30, 2022, our total payment volume was approximately $7.0 billion, consisting of $4.5 billion of total payment volume from transactions included in transaction revenue and $2.5 billion of total payment volume from transactions included in platform and usage-based fee revenue.

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

We use supplemental measures of our performance which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with GAAP. These non- GAAP financial measures include the following:

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
•
Adjusted Gross Profit - Adjusted Gross Profit represents Revenue Less Ancillary Services, less cost of revenue adjusted to (i) exclude pass-through cost for printing services, (ii) offset marketing fees against costs incurred and (iii) exclude depreciation and amortization, including accelerated amortization on the impairment of customer set-up costs tied to technology integration, if applicable. Management believes this presentation supplements the GAAP presentation of gross profit with a useful measure of the gross profit of our payment related services, which are the primary services we provide to our clients.
•
Adjusted Gross Margin - Adjusted Gross Margin represents Adjusted Gross Profit divided by Revenue Less Ancillary Services. Management believes this presentation supplements the GAAP presentation of gross margin with a useful measure of the gross margin of our payment-related services, which are the primary services we provide to our clients. Beginning with the quarter ended December 31, 2022, we have excluded depreciation and amortization from the calculation of our adjusted gross profit, which we believe enhances the understanding of the Company’s operating performance and enables more meaningful period to period comparisons. Our adjusted gross profit and adjusted gross margin for the three and six months ended June 30, 2022 were recast to conform to the updated methodology and are reflected herein for comparison purposes.
•
Adjusted EBITDA - Adjusted EBITDA represents EBITDA further adjusted by excluding (i) stock-based compensation expense and related payroll taxes, (ii) the impact from the change in fair value measurement for contingent consideration associated with acquisitions, (iii) interest income, (iv) gain (loss) from the remeasurement of foreign currency, (v) indirect taxes related to intercompany activity (vi) acquisition related transaction costs and (vii) employee retention costs, such as incentive compensation associated with acquisition activities. Management believes that the exclusion of these amounts to calculate Adjusted EBITDA provides useful measures for period-to-period comparisons of our business.

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

Reconciliations of Non-GAAP Financial Measures

The tables below provide reconciliations of Revenue Less Ancillary Services, Revenue Less Ancillary Services at Constant Currency, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA to the most comparable GAAP figure on a consolidated basis for the periods presented. All amounts are rounded to the nearest million. As a result, certain amounts may not recalculate using the rounded amounts provided.

Revenue Less Ancillary Services, Adjusted Gross Profit and Adjusted Gross Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Revenue	$84.9	$56.5	$179.2	$121.1
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	(5.3)	(4.8)	(10.2)	(9.8)
Marketing fees	(0.1)	(0.2)	(0.5)	(0.6)
Revenue Less Ancillary Services	$79.5	$51.5	$168.5	$110.7
Payment processing services costs	33.8	21.8	67.7	46.1
Hosting and amortization costs within technology and development expenses	2.3	1.5	4.5	3.0
Cost of Revenue	$36.1	$23.3	$72.2	$49.1
Adjusted to:
Exclude printing and mailing costs	(5.3)	(4.8)	(10.2)	(9.8)
Offset marketing fees against related costs	(0.1)	(0.2)	(0.5)	(0.6)
Exclude depreciation and amortization	(1.7)	(1.2)	(3.3)	(2.4)
Adjusted Cost of Revenue	$29.0	$17.1	$58.2	$36.3
Gross Profit	$48.8	$33.2	$107.0	$72.0
Gross Margin	57.5%	58.8%	59.7%	59.5%
Adjusted Gross Profit	$50.5	$34.4	$110.3	$74.4
Adjusted Gross Margin	63.5%	66.8%	65.5%	67.2%

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(dollars in millions)	Transaction	Platform and Usage- Based Fee	Revenue	Transaction	Platform and Usage- Based Fee	Revenue
Revenue	$66.8	$18.0	$84.9	$41.7	$14.8	$56.5
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(5.3)	(5.3)	—	(4.8)	(4.8)
Marketing fees	(0.1)	—	(0.1)	(0.2)	—	(0.2)
Revenue Less Ancillary Services	$66.7	$12.7	$79.5	$41.5	$10.0	$51.5
Percentage of Revenue	78.8%	21.2%	100%	73.8%	26.2%	100.0%
Percentage of Revenue Less Ancillary Services	84.0%	16.0%	100%	80.6%	19.4%	100.0%

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(dollars in millions)	Transaction	Platform and Usage- Based Fee	Revenue	Transaction	Platform and Usage- Based Fee	Revenue
Revenue	$143.1	$36.1	$179.2	$90.3	$30.8	$121.1
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(10.2)	(10.2)	—	(9.8)	(9.8)
Marketing fees	(0.5)	—	(0.5)	(0.6)	—	(0.6)
Revenue Less Ancillary Services	$142.6	$25.9	$168.5	$89.7	$21.0	$110.7
Percentage of Revenue	79.9%	20.1%	100%	74.6%	25.4%	100.0%
Percentage of Revenue Less Ancillary Services	84.6%	15.4%	100%	81.0%	19.0%	100.0%

Revenue Less Ancillary Services at Constant Currency:

	Three Months Ended June 30,		Growth Rate
(dollars in millions)	2023	2022
Revenue	$84.9	$56.5	50.3%
Ancillary services	(5.4)	(5.0)
Revenue Less Ancillary Services	79.5	51.5	54.4%
Effects of foreign currency rate fluctuations	$1.2	—
Revenue Less Ancillary Services at Constant Currency	$80.7	$51.5	56.7%

	Six Months Ended June 30,		Growth Rate
(dollars in millions)	2023	2022
Revenue	$179.2	$121.1	48.0%
Ancillary services	(10.7)	(10.4)
Revenue Less Ancillary Services	168.5	110.7	52.2%
Effects of foreign currency rate fluctuations	$5.1	—
Revenue Less Ancillary Services at Constant Currency	$173.6	$110.7	56.8%

EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net loss	$(16.8)	$(23.8)	$(20.5)	$(33.9)
Interest expense	0.1	0.3	0.2	0.5
Provision for income taxes	1.1	1.1	1.5	1.6
Depreciation and amortization	4.3	3.0	8.1	5.8
EBITDA	(11.3)	(19.4)	(10.7)	(26.0)
Stock-based compensation expense and related taxes	11.7	8.5	20.7	13.9
Change in fair value of contingent consideration	—	(0.9)	0.4	(1.0)
Interest income	(1.9)	(0.2)	(3.9)	(0.2)
Loss (gain) from remeasurement of foreign currency	0.8	5.2	(0.7)	7.6
Indirect taxes related to intercompany activity	—	0.1	0.1	0.2
Acquisition related transaction costs (1)	—	0.2	—	0.2
Acquisition related employee retention costs (2)	0.6	0.3	0.9	0.9
Adjusted EBITDA	$(0.1)	$(6.1)	$6.8	$(4.4)

(1)
Acquisition related transaction costs consisted of legal and advisory fees incurred in connection with the Cohort Go acquisition.
(2)
Acquisition related employee retention costs consisted of costs incurred to retain and compensate WPM and Simplificare's (Simplee) employees in connection with integration of the business. Simplee was acquired on February 13, 2020.

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

Economic Conditions and Resulting Consumer Spending Trends

Changes in macro-level consumer spending for education, healthcare and travel trends, including as a result of the lingering effects of the COVID-19 pandemic, inflation or fluctuations in foreign exchange rates could affect the amounts of volumes processed on our platform, thus resulting in fluctuations to our revenue streams.

Impact of the Conflict between Russia and Ukraine

We do not have any operations, including long-lived assets, in Ukraine or Russia. We are actively monitoring the situation in Ukraine and assessing its impact on our business, but as of the issuance date of these condensed consolidated financial statements, the current conflict between Russia and Ukraine has not had a material impact on the Company’s revenue, results of operations or financial position. However, we have no way to predict the progress or outcome of the conflict or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time.

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

Impact of Inflation

Inflation did not have a material effect on our cash flows and results of operations during the three and six months ended June 30, 2023.

Diversified Mix of Clients

We have a wide range of clients across our education, healthcare, travel and B2B verticals. Volumes and revenue from clients in education, our largest vertical, rely on international enrollments and student school preferences, which can fluctuate over time.

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

Business Continuity

In response to COVID-19 developments, we implemented measures to focus on the safety of our FlyMates and support of our clients, while at the same time seeking to mitigate the impact on our financial position and operations. We have implemented remote working capabilities for our entire organization and to date, there has been minimal disruption to our operations. During the Spring of 2020, due to initial COVID-19 uncertainty, we reduced our workforce by approximately 12%. From July 2020 through June 30, 2023, our workforce increased by approximately 133% in order to meet the demand of client growth and life as a public company with the goal of ensuring continuity and growth. As vaccination rates increased and the pandemic abated, we reopened our offices to the extent local requirements allowed, although FlyMates continue to have the flexibility to work remotely.

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

Interest Expense

Interest expense consists of interest on our Revolving Credit Facility and amortization of debt issuance cost and debt discount from our previous LSA. On July 29, 2021, we entered into a $50.0 million Revolving Credit Facility. We drew $25.9 million on the Revolving Credit Facility and used the proceeds to prepay our then existing LSA. On October 28, 2022, we repaid the $25.9 million outstanding under the Revolving Credit Facility. As a result, we continue to have access to a total commitment of $50.0 million under the Revolving Credit Facility.

On June 23, 2023, we executed the First Amendment to the Revolving Credit Facility to transition from the LIBOR benchmark rate to the SOFR benchmark rate effective June 30, 2023.

In accordance with the First Amendment, the Revolving Credit Facility has an adjustable rate of interest based on the type of loan requested, either at a rate based on the ABR plus an applicable rate or Adjusted Term SOFR plus an applicable rate. The ABR rate is based on the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 1/2 of 1%, or (c) the Adjusted Term SOFR for a one-month interest period, plus 1%. The Adjusted Term SOFR is based on (x) the Term SOFR, plus (y) the applicable spread adjustment ranging from 0.11448% to 0.71513% depending on the length of the SOFR interest period, multiplied by (z) the Statutory Reserve Rate. The applicable rate is based upon our liquidity as of the most recent consolidated financial information and ranges from 0.75% to 2.25%.

Prior to the First Amendment, the Revolving Credit Facility had an adjustable rate of interest based on the type of loan requested, either at a rate based on the ABR plus an applicable rate or LIBOR plus an applicable rate. The ABR rate was based on the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 1/2 of 1%, or (c) the Adjusted

LIBOR for a one-month interest period, plus 1%. The adjusted LIBOR was based on (x) the LIBOR for such interest period, multiplied by (y) the Statutory Reserve Rate. The applicable rate was based upon our liquidity as of the most recent consolidated financial information and ranged from 0.75% to 2.25%.

Interest Income

Interest income consists of interest on cash held in interest bearing accounts, including money market funds.

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

Results of Operations

Comparison of results for the three months ended June 30, 2023 and 2022

All amounts in the tables below are rounded to the nearest million. As a result, certain amounts may not recalculate using the rounded amounts provided.

The following table sets forth our consolidated results of operations for periods presented:

	Three Months Ended June 30,
(dollars in millions)	2023	2022	$ Change	% Change
Revenue	$84.9	$56.5	$28.4	50.3%
Payment processing services costs	33.8	21.8	12.0	55.0%
Technology and development	16.0	13.2	2.8	21.2%
Selling and marketing	27.3	18.9	8.4	44.4%
General and administrative	24.6	20.0	4.6	23.0%
Total costs and operating expense	101.7	73.9	27.8	37.6%
Loss from operations	(16.8)	(17.4)	0.6	(3.4)%
Interest expense	(0.1)	(0.3)	0.2	(66.7)%
Interest income	1.9	0.2	1.7	850.0%
Loss from remeasurement of foreign currency	(0.8)	(5.2)	4.4	(84.6)%
Total other income (expense), net	1.1	(5.3)	6.4	(120.8)%
Loss before provision for income taxes	(15.7)	(22.7)	7.0	(30.8)%
Provision for income taxes	1.1	1.1	0.0	—
Net loss	(16.8)	(23.8)	7.0	(29.4)%
Foreign currency translation adjustment	2.4	—	2.4	100.0%
Comprehensive loss	$(14.4)	$(23.8)	$9.4	(39.5)%

Revenue

Revenue was $84.9 million for the three months ended June 30, 2023, compared to $56.5 million for the three months ended June 30, 2022, an increase of $28.4 million or 50.3%. Revenue is comprised of transaction revenue and platform and usage-based fee revenue as follows:

	Three Months Ended June 30,
(dollars in millions)	2023	2022	$ Change	% Change
Transaction revenue	$66.8	$41.7	$25.1	60.2%
Platform and usage-based fee revenue	18.0	14.8	3.2	21.6%
Revenue	$84.9	$56.5	$28.4	50.3%

Transaction revenue was $66.8 million for the three months ended June 30, 2023, compared to $41.7 million for the three months ended June 30, 2022, an increase of $25.1 million or 60.2%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes, from both our existing clients and new clients added during the three months ended June 30, 2023 as well as the addition of Cohort Go transaction products during the three months ended June 30, 2023. We experienced strong growth in payment volume across all regions and verticals during the period. Total payment volume increased approximately 43% during the three months ended June 30, 2023 to $4.1 billion. Our marketing services revenue decreased as certain partners are providing less incentives to prioritize their payment method over other transactions compared to prior periods.

Platform and usage-based fee revenue was $18.0 million for the three months ended June 30, 2023, compared to $14.8 million for the three months ended June 30, 2022, an increase of $3.2 million or 21.6%. The increase in platform and usage-based fee revenue was driven primarily by the Cohort Go acquisition, which we completed in 2022.

Payment Processing Services Costs

Payment processing services costs were $33.8 million for the three months ended June 30, 2023, compared to $21.8 million for the three months ended June 30, 2022, an increase of $12.0 million or 55.0%. The increase in payment processing services costs is correlated with the increase in total payment volume of 43% over the same period as well as increased use of credit cards, which have higher processing costs.

Technology and Development

Technology and development expenses were $16.0 million for the three months ended June 30, 2023, compared to $13.2 million for the three months ended June 30, 2022, an increase of $2.8 million or 21.2%.The increase in technology and development costs was primarily driven by an increase in personnel costs, stock-based compensation expense and amortization expense partially offset by a decrease in travel related expenses. Personnel costs were $9.9 million for the three months ended June 30, 2023, compared to $8.3 million for the three months ended June 30, 2022, an increase of $1.6 million or 19.3%. The increase in personnel costs was primarily driven by an increase in headcount within our technology and development teams. Stock-based compensation expense was $2.4 million for the three months ended June 30, 2023, compared to $1.4 million for the three months ended June 30, 2022, an increase of $1.0 million or 71.4%. The increase in stock-based compensation expense is attributable to equity grants awarded to existing and new FlyMates. Amortization of intangible assets was $2.1 million for the three months ended June 30, 2023, compared to $1.6 million for the three months ended June 30, 2022, an increase of $0.5 million or 31.3%. The increase in amortization expense was primarily due to an increase in the purchase of property and equipment and acquired relationships related to the Cohort Go acquisition. Travel expenses were $0.2 million for the three months ended June 30, 2023, compared to $0.3 million for the three months ended June 30, 2022, a decrease of $0.1 million or 33.3%. Lower travel expenses were due to decreased FlyMate collaboration for integration and implementation efforts.

Selling and Marketing

Selling and marketing expenses were $27.3 million for the three months ended June 30, 2023, compared to $18.9 million for the three months ended June 30, 2022, an increase of $8.4 million or 44.4%. The increase in selling and marketing expenses was primarily driven by an increase in personnel costs, professional fees, stock-based compensation expense, other costs and amortization expense. Personnel costs were $14.0 million for the three months ended June 30, 2023, compared to $10.6 million for the three months ended June 30, 2022, an increase of $3.4 million or 32.1%. The increase in personnel costs was primarily driven by an increase in headcount within our selling and marketing teams and commissions earned on sales during the period. Professional fees were $4.2 million for the three months ended June 30, 2023, compared to $1.6 million for the three months ended June 30, 2022, an increase of $2.6 million or 162.5%. The increase in professional fees was due to increases in third party commissions. Stock-based compensation expense was $3.3 million for the three months ended June 30, 2023, compared to $2.2 million for the three months ended June 30, 2022, an increase of $1.1 million or 50.0%. The increase in stock-based compensation expense is attributable to equity grants awarded to existing and new FlyMates. Other costs were $0.6 million for the three months ended June 30, 2023, compared to $0.2 million for the three months ended June 30, 2022, an increase of $0.4 million or 200.0%. The increase in other costs is primarily due to an increase in uncollectible receivables from customers. Amortization of intangible assets was $1.3 million for the three months ended June 30, 2023, compared to $0.9 million for the three months ended June 30, 2022, an increase of $0.4 million or 44.4%. The increase in amortization expense was due to acquired customer relationships related to the Cohort Go acquisition.

General and Administrative

General and administrative expenses were $24.6 million for the three months ended June 30, 2023, compared to $20.0 million for the three months ended June 30, 2022, an increase of $4.6 million or 23.0%. The increase in general and administrative expenses was primarily driven by an increase in personnel costs, stock-based compensation expense, change in the fair value of contingent consideration and software and hosting expenses. Personnel costs were $10.1 million for the three months ended June 30, 2023, compared to $8.0 million for the three months ended June 30, 2022, an increase of $2.1 million or 26.3%. The increase in personnel costs was primarily driven by an increase in headcount. Stock-based compensation expense was $5.7 million for the three months ended June 30, 2023, compared to $4.9 million for the three months ended June 30, 2022, an increase of $0.8 million or 16.3%. The increase in stock-based compensation expense is attributable to equity grants awarded to existing and new FlyMates. The change in the fair value of contingent consideration related to acquisitions was $0 for the three months ended June 30, 2023, compared to $0.9 million for the three months ended June 30, 2022, an increase of $0.9 million or 100.0%. The increase in the change in the fair value of contingent consideration was due to an adjustment related to the WPM contingent consideration for the period. Software and hosting expenses were $1.9 million for the three months ended June 30, 2023, compared to $1.3 million for the three months ended June 30, 2022, an increase of $0.6 million or 46.2%. The increase in software and hosting expenses was primarily related to increased hosting fees based on payment volumes growth and additional software needs based on headcount growth.

Interest Expense

Interest expense was $0.1 million for the three months ended June 30, 2023, compared to $0.3 million for the three months ended June 30, 2022, a decrease of $0.2 or 66.7%. On October 28, 2022, we repaid the $25.9 million outstanding under our Revolving Credit Facility, which resulted in no interest expense on debt for the three months ended June 30, 2023. Interest expense for the three months ended June 30, 2023 consists primarily of amortization of debt issuance cost and debt discount from our previous LSA.

Interest Income

Interest income was $1.9 million for the three months ended June 30, 2023, compared to $0.2 million for the three months ended June 30, 2022, an increase of $1.7 million or 850.0%. The increase in interest income was due to the Company's investment in interest bearing accounts during the second quarter of 2022.

Loss from Remeasurement of Foreign Currency

Loss from remeasurement of foreign currency was $0.8 million for the three months ended June 30, 2023, compared to $5.2 million for the three months ended June 30, 2022, a decrease of $4.4 million or 84.6%. The decrease was primarily the result of the remeasurement of foreign currency transactions into the British pound sterling and impact of fluctuations in exchange rates during respective remeasurement periods.

Provision for Income Taxes

Provision for income taxes remained unchanged at $1.1 million for the three months ended June 30, 2023 and 2022. The income tax provision for the three months ended June 30, 2023 and 2022 was primarily attributable to activity in our foreign subsidiaries and U.S. state taxes. Our effective tax rate was (7.0)% for the three months ended June 30, 2023, compared to (4.7)% for the three months ended June 30, 2022.

Comparison of results for the six months ended June 30, 2023 and 2022

All amounts in the tables below are rounded to the nearest million. As a result, certain amounts may not recalculate using the rounded amounts provided.

The following table sets forth our consolidated results of operations for periods presented:

	Six Months Ended June 30,
(dollars in millions)	2023	2022	$ Change	% Change
Revenue	$179.2	$121.1	$58.1	48.0%
Payment processing services costs	67.7	46.1	21.6	46.9%
Technology and development	30.5	24.2	6.3	26.0%
Selling and marketing	51.7	36.5	15.2	41.6%
General and administrative	52.7	38.8	13.9	35.8%
Total costs and operating expense	202.6	145.6	57.0	39.1%
Loss from operations	(23.4)	(24.5)	1.1	(4.5)%
Interest expense	(0.2)	(0.5)	0.3	(60.0)%
Interest income	3.9	0.2	3.7	1850.0%
Gain (loss) from remeasurement of foreign currency	0.7	(7.6)	8.3	(109.2)%
Total other income (expense), net	4.4	(7.9)	12.3	(155.7)%
Loss before provision for income taxes	(19.0)	(32.4)	13.4	(41.4)%
Provision for income taxes	1.5	1.6	(0.1)	(6.3)%
Net loss	(20.5)	(33.9)	13.4	(39.5)%
Foreign currency translation adjustment	2.1	(0.1)	2.2	(2200.0)%
Comprehensive loss	$(18.4)	$(34.1)	$15.7	(46.0)%

Revenue

Revenue was $179.2 million for the six months ended June 30, 2023, compared to $121.1 million for the six months ended June 30, 2022, an increase of $58.1 million or 48.0%. Revenue is comprised of transaction revenue and platform and usage-based fee revenue as follows:

	Six Months Ended June 30,
(dollars in millions)	2023	2022	$ Change	% Change
Transaction revenue	$143.1	$90.3	$52.8	58.5%
Platform and usage-based fee revenue	36.1	30.8	5.3	17.2%
Revenue	$179.2	$121.1	$58.1	48.0%

Transaction revenue was $143.1 million for the six months ended June 30, 2023, compared to $90.3 million for the six months ended June 30, 2022, an increase of $52.8 million or 58.5%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes, from both our existing clients and new clients added during the six months ended June 30, 2023 as well as the addition of Cohort Go transaction products during the six months ended June 30, 2023. We experienced strong growth in payment volume across all regions and verticals during the period. Total payment volume increased approximately 39% during the six months ended June 30, 2023 to $9.8 billion. Our marketing services revenue decreased as certain partners are providing less incentives to prioritize their payment method over other transactions compared to prior periods.

Platform and usage-based fee revenue was $36.1 million for the six months ended June 30, 2023, compared to $30.8 million for the six months ended June 30, 2022, an increase of $5.3 million or 17.2%. The increase in platform and usage-based fee revenue was driven by the Cohort Go acquisition, which we completed in 2022.

Payment Processing Services Costs

Payment processing services costs were $67.7 million for the six months ended June 30, 2023, compared to $46.1 million for the six months ended June 30, 2022, an increase of $21.6 million or 46.9%. The increase in payment processing services costs is correlated with the increase in total payment volume of 39% over the same period as well as increased use of credit cards, which have higher processing costs.

Technology and Development

Technology and development expenses were $30.5 million for the six months ended June 30, 2023, compared to $24.2 million for the six months ended June 30, 2022, an increase of $6.3 million or 26.0%. The increase in technology and development expenses was primarily driven by an increase in personnel costs, stock-based compensation expense and amortization expense. Personnel costs were $19.2 million for the six months ended June 30, 2023, compared to $15.3 million for the six months ended June 30, 2022, an increase of $3.9 million or 25.5%. The increase in personnel costs was primarily driven by an increase in headcount within our technology and development teams and retention bonuses. Stock-based compensation expense was $4.0 million for the six months ended June 30, 2023, compared to $2.2 million for the six months ended June 30, 2022, an increase of $1.8 million or 81.8%. The increase in stock-based compensation expense is attributable to equity grants awarded to existing and new FlyMates. Amortization of intangible assets was $3.8 million for the six months ended June 30, 2023, compared to $3.1 million for the six months ended June 30, 2022, an increase of $0.7 million or 22.6%. The increase in amortization expense was primarily due to increase in the purchase of property and equipment and acquired relationships related to the Cohort Go acquisition.

Selling and Marketing

Selling and marketing expenses were $51.7 million for the six months ended June 30, 2023, compared to $36.5 million for the six months ended June 30, 2022, an increase of $15.2 million or 41.6%. The increase in selling and marketing expenses was primarily driven by an increase in personnel costs, professional fees, stock-based compensation expense, amortization expense, other costs and software and hosting expenses. Personnel costs were $27.7 million for the six months ended June 30, 2023, compared to $21.2 million for the six months ended June 30, 2022, an increase of $6.5 million or 30.7%. The increase in personnel costs was primarily driven by an increase in headcount within our selling and marketing teams and commissions earned on sales during the period. Professional fees were $8.6 million for the six months ended June 30, 2023, compared to $3.5 million for the six months ended June 30, 2022, an increase of $5.1 million or 145.7%. The increase in professional fees was due to increases in third party commissions. Stock-based compensation expense was $5.7 million for the six months ended June 30, 2023, compared to $3.5 million for the six months ended June 30, 2022, an increase of $2.2 million or 62.9%. The increase in stock-based compensation expense is attributable to equity grants awarded to existing and new FlyMates. Amortization of intangible assets was $2.5 million for the six months ended June 30, 2023, compared to $1.9 million for the six months ended June 30, 2022, an increase of $0.6 million or 31.6%. The increase in amortization expense was due to acquired customer relationships related to the Cohort Go acquisition. Other costs were $0.9 million for the six months ended June 30, 2023, compared to $0.3 million for the six months ended June 30, 2022, an increase of $0.6 million or 200.0%. The increase in other costs is primarily due to increase in uncollectible receivables from customers. Software and hosting expenses were $1.1 million for the six months ended June 30, 2023, compared to $0.7 million for the six months ended June 30, 2022, an increase of $0.4 million or 57.1%. The increase in software and hosting expenses was primarily related to increased hosting fees based on payment volumes growth and additional software needs based on headcount growth.

General and Administrative

General and administrative expenses were $52.7 million for the six months ended June 30, 2023, compared to $38.8 million for the six months ended June 30, 2022, an increase of $13.9 million or 35.8%. The increase in general and administrative expenses was primarily driven by the increase in personnel costs, stock-based compensation expense, other costs, professional fees, change in the fair value of contingent consideration and software and hosting expenses. Personnel costs were $20.7 million for the six months ended June 30, 2023, compared to $15.5 million for the six months ended June 30, 2022, an increase of $5.2 million or 33.5%. The increase in personnel costs was primarily driven by an increase in headcount and bonuses. Stock-based compensation expense was $10.3 million for the six months ended June 30, 2023, compared to $8.2 million for the six months ended June 30, 2022, an increase of $2.1 million or 25.6%. The increase in stock-based compensation expense is attributable to equity grants awarded to existing and new FlyMates. Other costs were $3.5 million for the six months ended June 30, 2023, compared to $1.5 million for the six months ended June 30, 2022, an increase of $2.0 million or 133.3%. The increase in other costs was primarily due to increased hedging fees related to an increase in total payment volume and indirect taxes recorded during the period. Professional fees were $7.3 million for the six months ended June 30, 2023, compared to $5.5 million for the six months ended June 30, 2022, an increase of $1.8 million or 32.7%. The increase in professional fees was due to increased legal, consulting and audit fees associated with being a public company. The change in the fair value of contingent consideration related to acquisitions was $0.4 million for the six months ended June 30, 2023, compared to $(1.0) million for the six months ended June 30, 2022, an increase of $1.4 million or 140.0%. This $0.4 million of contingent consideration cost for the six months ended June 30, 2023 was associated with the Cohort Go acquisition, while the benefit in the six months ended June 30, 2022 represented an adjustment to the WPM contingent consideration in that period. Software and hosting expenses were $3.8 million for the six months ended June 30, 2023, compared to $2.6 million for the six months ended June 30, 2022, an increase of $1.2 million or 46.2%. The increase in software and hosting expenses was primarily related to increased hosting fees based on payment volumes growth and additional software needs based on headcount growth.

Interest Expense

Interest expense was $0.2 million for the six months ended June 30, 2023, compared to $0.5 million for the six months ended June 30, 2022, a decrease of $0.3 million or 60.0%. On October 28, 2022, we repaid the $25.9 million outstanding under our Revolving Credit Facility, which resulted in no interest expense on debt for the six months ended June 30, 2023. Interest expense for the six months ended June 30, 2023 consists primarily of amortization of debt issuance cost and debt discount from our previous LSA.

Interest Income

Interest income was $3.9 million for the six months ended June 30, 2023, compared to $0.2 million for the for the six months ended June 30, 2022, an increase of $3.7 million or 1850.0%%. The increase in interest income was due to the Company's investment in interest bearing accounts during the second quarter of 2022.

Gain (loss) from Remeasurement of Foreign Currency

Gain (loss) from remeasurement of foreign currency was $0.7 million for the six months ended June 30, 2023, compared to $(7.6) million for the six months ended June 30, 2022, an increase of $8.3 million or 109.2%. The decrease was primarily the result of the remeasurement of foreign currency transactions into the British pound sterling and impact of fluctuations in exchange rates during respective remeasurement periods.

Provision for Income Taxes

Provision for income taxes was $1.5 million for the six months ended June 30, 2023, compared to $1.6 million for the six months ended June 30, 2022, a decrease of $0.1 million or (6.3)%. The income tax provision for the six months ended June 30, 2023 and 2022 was primarily attributable to activity in our foreign subsidiaries and U.S. state taxes. Our effective tax rate was (8.0)% for the six months ended June 30, 2023 compared to (4.9)% for the six months ended June 30, 2022.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through proceeds received from sales of equity securities, credit facilities and payments received from our clients as further detailed below.

As of June 30, 2023, our principal source of liquidity is cash and cash equivalents of $328.1 million. Cash equivalents is comprised primarily of money market funds.

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

Cash Flows

The following table sets forth a summary of our cash flow information for the periods presented:

	Six Months Ended June 30,
(in millions)	2023	2022
Net cash used in operating activities	$(25.7)	$(27.6)
Net cash used in investing activities	(3.5)	(3.6)
Net cash provided by (used in) financing activities	5.7	(1.8)
Effect of exchange rate changes on cash and cash equivalents	0.3	6.2
Net decrease in cash, cash equivalents and restricted cash	$(23.1)	$(26.8)

Operating Activities

Net cash used in operating activities consists of net loss adjusted for certain non-cash items and changes in other assets and liabilities.

During the six months ended June 30, 2023, cash used in operating activities of $25.7 million was primarily the result of net loss of $20.5 million adjusted for non-cash expenses of $28.7 million, which primarily included stock-based compensation expenses of $20.0 million, depreciation and amortization of $7.9 million, provision for uncollectible accounts of $0.6 million, offset by a deferred tax benefit of $0.6 million and $33.8 million related to changes in our operating assets and liabilities.

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

Investing Activities

During the six months ended June 30, 2023, cash used in investing activities of $3.5 million was the result of $2.8 million of capitalization of internally developed software costs and $0.7 million of purchase of property and equipment.

During the six months ended June 30, 2022, cash used in investing activities of $3.6 million was the result of $2.9 million of capitalization of internally developed software costs and $0.7 million of purchase of property and equipment.

Financing Activities

During the six months ended June 30, 2023, cash provided by financing activities of $5.7 million was the result of proceeds from exercise of stock options of $6.0 million and proceeds from issuance of stock under the ESPP of $0.9 million, offset by payments for contingent consideration of $1.2 million related to our acquisition of Cohort Go.

During the six months ended June 30, 2022, cash used in financing activities of $1.8 million was the result of payments for contingent consideration of $3.3 million related to our acquisition of Simplee. and payments of tax withholdings for net settled stock option exercises of $0.8 million, offset by $2.3 million proceeds from the exercise of stock options.

As of June 30, 2022, we had $25.9 million of outstanding indebtedness under the Revolving Credit Facility. On October 28, 2022, we repaid the $25.9 million outstanding under the Revolving Credit Facility. As of June 30, 2023, we had $0 of outstanding indebtedness under the Revolving Credit Facility. Following the repayment, we continue to have access to a total commitment of $50.0 million under the Revolving Credit Facility. On June 23, 2023, the Company executed the First Amendment to the Revolving Credit Facility to transition from the LIBOR benchmark rate to the SOFR reference rate effective June 30, 2023. The Revolving Credit Facility consists of ABR loans or Eurodollar Borrowings, at our option. In accordance with the First Amendment, ABR loans bear interest at the ABR plus the applicable rate. Eurodollar Borrowings bear interest at the Adjusted Term SOFR plus the applicable rate. The ABR rate is based on the greatest of (a) the Prime Rate (b) the Federal Funds Effective Rate plus 1/2 of 1% and (c) the Adjusted Term SOFR for a one-month interest period plus 1%. The Adjusted Term SOFR is based on (a) the Term SOFR plus (b) the applicable spread adjustment ranging from 0.11448% to 0.71513% depending on the length of the SOFR interest period multiplied by (c) the Statutory Reserve Rate. The applicable rate is based upon the Company’s liquidity as of the most recent consolidated financial information and ranges from 0.75% to 2.25%. Prior to the First Amendment, ABR loans borne interest at the ABR plus the applicable rate. Eurodollar Borrowings borne interest at the Adjusted LIBOR plus the applicable rate. ABR rate was based on the greatest of (a) the Prime Rate (b) the Federal Funds Effective Rate plus 1/2 of 1% and (c) the Adjusted LIBOR for a one-month interest period plus 1%. The adjusted LIBOR was based on (a) the LIBOR for such interest period multiplied by (b) the Statutory Reserve Rate. The applicable rate was based upon the Company’s liquidity as of the most recent consolidated financial information and ranged from 0.75% to 2.25%. The

Revolving Credit Facility incurs a commitment fee ranging from 0.25% to 0.35% based upon our liquidity as of the most recent consolidated financial information assessed on the average undrawn portion of the available commitment.

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

Recently Adopted Accounting Pronouncements

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

On June 23, 2023, the Company executed the First Amendment to its Revolving Credit Facility to transition from the LIBOR benchmark rate to the SOFR benchmark rate effective June 30, 2023. In accordance with the First Amendment, ABR loans bear interest at the ABR plus the applicable rate. Eurodollar Borrowings bear interest at the Adjusted Term SOFR plus the applicable rate. The ABR rate is based on the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 1/2 of 1%, or (c) the Adjusted Term SOFR for a one-month interest period, plus 1%. The Adjusted Term SOFR is based on (x) the Term SOFR, plus (y) the applicable spread adjustment ranging from 0.11448% to 0.71513% depending on the length of the SOFR interest period, multiplied by (z) the Statutory Reserve Rate. The applicable rate is based upon our liquidity as of the most recent consolidated financial information and ranges from 0.75% to 2.25%.

Prior to the First Amendment, ABR loans borne interest at the ABR plus applicable rate. Eurodollar Borrowings borne interest at the Adjusted LIBOR plus the applicable rate. The ABR rate was based on the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 1/2 of 1%, or (c) the Adjusted LIBOR for a one-month interest period, plus 1%. The adjusted LIBOR was based on (x) the LIBOR, multiplied by (y) the Statutory Reserve Rate. The applicable rate was based upon our liquidity as of the most recent consolidated financial information and ranged from 0.75% to 2.25%.

The Revolving Credit Facility incurs a commitment fee ranging from 0.25% to 0.35% based upon our liquidity as of the most recent consolidated financial information assessed on the average undrawn portion of the available commitment.

As of June 30, 2023 and December 31, 2022, there was no outstanding indebtedness under the Revolving Credit Facility. An immediate 10% increase or decrease in interest rates would not have a material effect on our financial position, results of operations or cash flows.

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

Our cash flows and operating results may also be impacted by fluctuations in foreign currency exchange rates between the U.S. Dollar and various currencies, in particular the British Pound. The value of our revenue and profits in local currencies may be worth more or less in U.S. Dollars due to a strengthening or weakening, respectively, of those currencies against the U.S. Dollar. During the quarter ended June 30, 2023, as the U.S. Dollar strengthened against several currencies, including the British Pound, relative to the same period in the prior year, these foreign exchange impacts reduced our reported revenue in U.S. Dollars by approximately $1.2 million compared to the quarter ended June 30, 2022 on a constant currency basis.

Fluctuations in foreign currency exchange rates may also impact the value of assets and liabilities denominated in currencies other than the functional currencies of our entities. Our reporting currency and the functional currency of our subsidiaries, with the exception of our U.K. and Australian subsidiaries, is the U.S. Dollar. The functional currency for our U.K. and Australian subsidiaries is the local currency, or British Pound and Australian Dollar, respectively. Financial statements of our foreign subsidiaries are translated from local currency into U.S. Dollars using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates in effect during the period for revenue and expenses. Resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) in our condensed consolidated balance sheets. Gains and losses from the remeasurement of foreign currencies into functional currencies are recognized in the condensed consolidated statements of operations and comprehensive loss. A potential change in foreign exchange rates of 10% from such remeasurement would have impacted loss before income taxes by approximately $12.5 million and $10.9 million at June 30, 2023 and December 31, 2022, respectively.

Inflation Risk

Inflation did not have a material effect on our cash flows and results of operations during the three or six months ended June 30, 2023. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increase in prices of our product offerings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial and Accounting Officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a- 15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

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

In the course of implementing geolocation data-based sanctions screening measures, the Company identified certain payments which, based on geolocation data, appear to have been initiated from Cuba, Iran, or Syria, in potential violation of applicable sanctions regimes. Although Flywire continues to evaluate whether these transactions constitute potential violations of OFAC sanctions (including whether certain of these payments may have been authorized by general licenses or license exemptions under the relevant sanctions regulations), in August 2023, Flywire made a voluntary submission to OFAC to report the potential violations. Based upon the results of the internal investigation completed to date, the Company does not believe that the amount of any loss incurred as a result of this matter would be material to its business, financial condition, results of operations or cash flows.

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
•
Volatility in the banking and financial services sectors may impact our bank partnerships and relationships, which could adversely affect our operations and liquidity.
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

We were incorporated in 2009 and have experienced net losses from our operations since inception. We generated net losses of $39.3 million and $28.1 million for the years ended December 31, 2022 and 2021, respectively, and $20.5 million during the six months ended June 30, 2023. In addition, as of June 30, 2023, we had an accumulated deficit of $185.7 million. We have experienced significant revenue growth in recent periods and we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our solutions, including introducing new functionality, and to expand our marketing programs and sales teams to drive new client adoption, expand strategic partner integrations, and support international and industry expansion. Our operating results are also impacted by the mix of our revenue generated from our different revenue sources, which include transaction revenue and platform and usage-based fee revenue. Changes in our revenue mix from quarter to quarter, including those derived from cross-border or domestic currency transactions, will impact our margins, and we may not be able to grow our revenue margin adequately to achieve or sustain profitability. In addition, the mix of payment methods utilized by our clients’ customers may have an impact on our margins given that our costs associated with certain payment methods, such as credit cards, are higher than other payment methods accepted by our solutions, such as bank transfers. Due to the cross-border nature of much of our business, fluctuations in foreign currency exchange rates, slowdowns in international mobility and other regional considerations may affect our operating results. We will also face increased compliance and security costs associated with growth, the expansion of our client base, and being a public company, including our transition to a large accelerated filer status as of December 31, 2022. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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
•
compliance with multiple, conflicting and changing governmental laws and regulations, including with respect to employment, tax, competition, workplace and environmental, social and governance (ESG) matters;

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

Our financial and operating results are subject to seasonal trends. For example, the volume of education tuition processed typically increases in the northern hemisphere during the summer and early fall months, as well as at year end, as students and their families seek to pay tuition costs for the fall semester, the spring semester, or the entire academic year, respectively. We expect this seasonality of education tuition processing to continue and expect it to impact the amount of processing fees that we earn and the level of expenses we incur to generate tuition payment volume and process the higher volume activity in a particular fiscal quarter. During the COVID-19 pandemic, we initially observed an increasing trend of education institutions delaying tuition invoicing or extending dates for payment due to uncertainties in the academic calendar, on-campus classes or remote learning planning, as well as relief being offered to families experiencing financial challenges. However, with the abatement of the pandemic, educational institutions have, for the most part, returned to their normal billing cycles and payment due dates. Many higher education institutions have mandated full vaccination to promote normal operations and allowed students from abroad to return to their facilities.

We are exposed to fluctuations in foreign currency exchange rates that could materially and adversely affect our results of operations.

A majority of the total payment volume we have historically processed is cross-border payments denominated in many foreign currencies, which subjects us to foreign currency risk. The strengthening or weakening of the U.S. dollar versus these foreign currencies impacts the translation of our net revenues generated in these foreign currencies into the U.S. dollar. For example, during the quarter ended June 30, 2023, as the U.S. Dollar strengthened against several currencies, including the British Pound, relative to the same period in the prior year, these foreign exchange impacts reduced our reported revenue in U.S. Dollars by approximately $1.2 million compared to the quarter ended June 30, 2022 on a constant currency basis. In connection with providing our solutions in multiple currencies, we may face financial exposure if we are unable to implement appropriate hedging strategies, negotiate beneficial foreign exchange rates, or as a result of fluctuations in foreign exchange rates between the times that we set them. We also have foreign exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. We also incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies, including the recent depreciation of the Russian ruble, could result in the dollar equivalent of our expenses being higher which may not be offset by additional revenue earned in the local currency. This could have a negative impact on our reported results of operations.

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

Recent instability and volatility in the banking and financial services sectors, including bank failures, have increased uncertainty in the global economy and increased the risk of a global recession. Volatility in the banking and financial services sectors may adversely impact our bank partnerships and could negatively impact our business. We may face difficulty establishing or maintaining banking relationships due to instability in the global banking system and increasing regulatory uncertainty and scrutiny. If these financial institutions are subject to suspension of operations, receivership, closure or similar action, or if our banking relationships become severely limited or unavailable in a certain country, there could be temporary delays in or unavailability of services in such country that are critical to our or our clients' operations. This could potentially lead to reduced use of our platform and lower payment volume which may adversely impact our business, operating results, and financial condition.

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
•
Changing perceptions about in-person classes. Students may reject the opportunity to attend courses in person, when online or virtual classes are offered as an option, due to growing familiarity and perceived convenience of remote learning, the lingering impact of the COVID-19 pandemic or a lower price point for online classes.
•
Our clients’ rankings, reputation and marketing efforts strongly affect enrollments, none of which we control. If we fail to maintain or add clients with strong, stable reputations and rankings, they will fail to achieve consistent enrollments.
•
Declines in international student enrollment. The COVID-19 pandemic, including the emergence of variants and sub-variants, mobility restrictions imposed by health authorities, and restrictions on immigration or the award of student visas can negatively impact the cross-border education industry, and schools that rely on foreign student populations, will be negatively affected or may cease operations.

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

Finally, our competitors, including major EHR providers, may have the ability to devote more financial and operational resources than we can to developing new technologies and services, including services that provide improved operating functionality, and adding features to their existing service offerings. Relationships with companies in the EHR space and business focused on revenue lifecycle management are critical to leverage if we are to add to our healthcare customer portfolio. However, intense competition and rising costs experienced by certain major EHR providers has resulted, in certain cases, in increased financial strain on these businesses, and in at least one notable instance, an action to seek bankruptcy protection. To the extent we have outstanding amounts owed to us by companies that seek bankruptcy protection, it may become difficult for us to be paid in full in a timely manner, if at all. For instance, in May 2023, Client A filed for voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11). As of June 30, 2022, we had $3.8 million recorded within accounts receivable, net of allowance. Client A may take actions in its Chapter 11 proceeding to terminate or renegotiate its agreements with us and/or seek to reduce our claims for services to which we may be entitled. Many of these companies may offer products and services similar to ours and may have greater name recognition, longer operating histories, stronger and more dependent client relationships, larger marketing budgets, and greater resources than us. If successful, their development efforts could render our solutions less desirable, resulting in the loss of our existing clients or a reduction in the fees we generate from our solutions.

Our business serving clients in the travel sector may be sensitive to events affecting the travel industry in general.

Events like regional or larger scale conflicts, war or other military conflict, including the conflict between Russia and Ukraine, terrorist attacks, mass shooting incidents, natural disasters, such as hurricanes, earthquakes, fires, droughts, floods and volcanic activity, including events resulting from climate change, and travel-related health events, such as the COVID-19 pandemic, have a negative impact on the travel industry and affect travelers’ behavior by limiting their ability or willingness to visit certain locations. In addition, the travel industry can be negatively impacted by adverse economic conditions in the United States and globally, including economic slowdown and inflation. We are not in a position to evaluate the net effect of these circumstances on our business as these events are largely unpredictable; however, we believe there has been negative impact to our business due to such events. Furthermore, in the longer term, our business might be negatively affected by financial pressures on or changes to the travel industry. For example, certain jurisdictions, particularly in Europe, are considering regulations intended to address the issue of “overtourism” including by restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas, such as by restricting construction of new hotels or the renting of homes or apartments. Such regulations could adversely affect travel and the volume of travel related payments that we process for our clients. The United States has implemented or proposed, or is considering, various travel restrictions and actions that could affect U.S. trade policy or practices, which could also adversely affect travel to or from the United States. If such events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business. The payment volume from our travel vertical represents less than 10% of our total payment volume. Because we seek to grow the payment volume and the revenue from this vertical in the future, failure to grow our payment volume and resulting revenue from this industry, may have an adverse effect on our business, operating results and financial condition.

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

We are actively monitoring the situation in Ukraine and assessing its impact on our business, but to date have not experienced any material impact. We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, continue to develop beyond our control and can quickly change. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time. As the adverse effects of this conflict continue to develop and potentially spread, both in Europe and through the rest of the world, our customers, and customer behavior, may be negatively impacted, which could negatively affect sales and sales cycles and overall demand for our solutions. Further or prolonged impacts on the global economy could also cause businesses to curtail business expenses, which could hinder our ability to attract new clients or result in a decrease in payment volume. It is not possible to predict the ultimate broader consequences of this conflict and any of the abovementioned factors could have a material adverse effect on our business, financial condition and results of operations, particularly to the extent the conflict escalates to involve additional countries, further economic sanctions and wider military conflict. Any such disruptions could also magnify the impact of other risks described in this Quarterly Report on Form 10-Q.

In addition, political instability or adverse political developments and new or continued economic deterioration, including as a result of the withdrawal by many global central banks of stimulus measures deployed during the peak of the COVID-19 pandemic, in any of the countries in which we operate could harm our business, results of operations and financial condition.

More recently, inflation rates have increased to levels not seen in several years, which may result in decreased demand for our solutions, increases in our operating costs including our labor costs, constrained credit and liquidity, and volatility in financial markets and the banking ecosystem. The United States Federal Reserve has raised, and may again raise, interest rates in response to concerns over inflation risk. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies, related to the COVID-19 pandemic and concerns over inflation risk. A sharp rise in interest rates could have an adverse impact on the fair market value of securities we may invest in as part of our portfolio investments, which could adversely affect our financial results.

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

For the year ended December 31, 2022, we processed over $18.1 billion in payments on our solutions, compared to approximately $13.2 billion for the year ended December 31, 2021. For the six months ended June 30, 2023, we processed approximately $9.8 billion in payments on our solutions. We have grown rapidly and seek to continue to grow, and our business is subject to the risk of financial losses as a result of chargebacks for client-related losses, credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors in our solutions. As a provider of accounts receivable and other payment solutions, we enable the transfer of funds to our clients from their customers. Software errors in our solutions and operational errors by our FlyMates and business partners may also expose us to losses. In our business model, subject to certain exceptions, we function as a merchant of record in connection with the receipt of payments by our clients’ customers, which subjects us to chargeback risk in the event a client’s customer cancels or otherwise does not receive the services for which such customer paid. Although our client contracts allow us to pass such chargeback risk to our client, if the client has gone out of business, we may be unable to collect on the chargeback and will bear the economic loss, which will negatively impact our business.

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

Volatility in the banking and financial services sectors may impact our bank partnerships and relationships, which could adversely affect our operations and liquidity.

Recent instability and volatility in the banking and financial services sectors, including limited liquidity, defaults, non-performance or other adverse developments that affect the banking ecosystem, or concerns or rumors about any such events or other similar risks, have increased uncertainty in the global economy and increased the risk of a recession.

Volatility in the banking and financial services sectors may impact our bank partnerships and relationships, which could adversely affect our operations and liquidity.

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

Our success and future growth depend upon the continued services of our management team and other key employees. Our Chief Executive Officer, Michael Massaro, and our President and Chief Operating Officer, Rob Orgel, are critical to our overall management, as well as the continued development of our solutions, strategic partnerships, culture, relationships with financial institutions, and strategic direction. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. Our senior management and key employees are employed on an at-will basis. In August 2023, we announced that Michael Ellis, our Chief Financial Officer, would be transitioning from such position in 2024. We plan to commence a search for a new Chief Financial Officer, but we may experience difficulties or delays in identifying a qualified replacement. This or other changes in our senior management may be disruptive to our business, and, if we are unable to manage an orderly transition, our business may be adversely affected. We currently have “key person” insurance on our Chief Executive Officer, Michael Massaro, but not for any of the other members of our management team. Certain of our key employees have been with us for a long period of time and have fully vested stock options or other long-term equity incentives that are or may become valuable and are publicly tradable subject to Rule 144 limitations, which may reduce the incentive for each of these key employees to remain at our Company. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of our Chief Executive Officer, or our President and Chief Operating Officer, or one or more of our senior management, or other key employees could harm our business, and we may not be able to find adequate replacements.

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

We devote significant resources to establish relationships with new clients and deepen relationships with existing clients. Our sales cycle for our solutions can be variable, typically ranging from three to nine months from initial contact to contract execution. However, there is potential for our sales cycle to extend beyond three to nine months. During the period of our sales cycle, our efforts involve educating our clients about the use, technical capabilities and benefits of our solutions. Our operating results depend in substantial part on our ability to deliver a successful client experience and persuade our clients to grow their relationship with us over time. As we expect to grow rapidly, our client acquisition costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve profitability. Any increased or unexpected costs or unanticipated delays, including delays caused by factors outside of our control, could cause our operating results to suffer.

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
•
challenges to the availability and reliability of our network due to changes to normal operations;
•
increased cyber and payment fraud risk related to the lingering impact of the COVID-19 pandemic, as cybercriminals attempt DDoS related attacks, phishing scams and other disruptive actions, given the shift to online banking, e-commerce and other online activity, as well as more FlyMates working remotely as a result of the pandemic; and
•
system failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems, could compromise our ability to provide our solutions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could adversely affect our operating results and financial condition.

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

We are currently required to comply with U.S. economic and trade sanctions administered by the U.S. Department of the Treasury’s Office of Foreign Assets Controls (OFAC) and we have processes in place to comply with the OFAC regulations as well as similar requirements in the foreign jurisdictions in which we already operate. As part of our compliance efforts, we scan our clients and their customers against watch lists promulgated by OFAC and certain other international agencies. Our application can be accessed from nearly anywhere in the world, and if our service is accessed from a sanctioned country or otherwise accessed or used in violation of applicable trade and economic sanctions, we could be subject to fines or other enforcement actions. In the course of implementing geolocation data-based sanctions screening measures, we identified certain payments which, based on geolocation data, appear to have been initiated from Cuba, Iran, or Syria, in potential violation of applicable sanctions regimes. We have made a voluntary submission to OFAC to report the potential violations. Although the internal investigation completed to date suggests that any loss incurred as a result of this matter would not be material to our business, if OFAC ultimately concludes a violation has occurred, it could result in penalties, costs, and restrictions on our ability to do business, which could also harm our operating results.

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

The laws and regulations relating to privacy and data security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. The CCPA, in particular, has prompted a number of proposals for new federal and state-level privacy legislation, which could increase our potential liability and adversely affect our business. Virginia became the second state after California to enact a broad privacy law with the passage of the Virginia Consumer Data Protection Act (CDPA) on March 2, 2021. The CDPA contains several new requirements for covered companies that may add operational challenges, including a greater emphasis on transparency, broader affirmative consent or opt-in requirements to process sensitive personal data, broader opt-out rights and data protection assessment requirements for certain sales of personal data as well as targeted advertising and profiling, and an appeal process for denials of consumer rights requests. The law took effect January 1, 2023, the same day as the CPRA. Colorado became the third state with the passage of the Colorado Privacy Act (CPA) on July 8, 2021. Like the CDPA, the CPA provides consumers the right to opt out of processing for sales of personal data, targeted advertising, and profiling, provides the right to appeal a business’ denial to take action, among other new consumer rights, requires data protection assessments for certain processing activities, and, unlike the CDPA, grants the Attorney General rulemaking powers. The law took effect on July 1, 2023. Unlike in California, neither law provides for a private right of action. We anticipate that more states may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. For example, the Utah Consumer Privacy Act became law on March 24, 2022. The Utah legislation most closely mirrors Virginia’s CDPA and will go into effect on December 31, 2023. Oregon enacted a rigorous privacy law – the Oregon Consumer Privacy Act (OCPA) – that will go into effect on July 1, 2024. The OCPA incorporates provisions from the CPA and its unique rules, elements of the Connecticut Data Privacy Act, and an amalgamation of other laws while also introducing its own unique requirements. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

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

On July 10, 2023, the European Commission formally approved the new EU-U.S. Data Privacy Framework (the “Framework”), under which European entities will now be able to transfer personal data to Framework participants in the U.S. without having to put in place additional data protection safeguards or use the Standard Contractual Clauses for data transfers. We are in the process of evaluating how we may self-certify as a participating organization with the U.S. Department of Commerce.

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

As of June 30, 2023, we had U.S. federal NOL carryforwards of approximately $95.6 million and state NOL carryforwards of approximately $96.1 million. The federal and material state NOL carryforwards will begin to expire in

2030 and 2024, respectively. In general, under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If it is determined that we have in the past experienced an ownership change including, but not limited to, as a result of our initial public offering, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.

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

We are actively engaged in the ongoing costly and challenging process of performing the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

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

As a public company, we will continue to incur significant legal, accounting, and other expenses as a result of operating as a public company, which we expect to further increase during 2023 as a result of becoming a "large accelerated" filer. The Sarbanes-Oxley Act, Dodd-Frank, the listing requirements of the Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements and interacting with public company investors and securities analysts. These obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could harm our business, operating results, and financial condition. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

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

•
the economy as a whole and market conditions in our industry, including conditions resulting from the lingering effects of the COVID-19 pandemic;
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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We had a total of 109,911,468 shares of our voting common stock and 1,873,320 shares of our non-voting common stock outstanding as of June 30, 2023. Other than shares held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements, these shares of common stock generally are freely tradable without restrictions or further registration under the Securities Act.

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

As of June 30, 2023, our current executive officers, directors and the holders of more than 5% of our outstanding voting and non-voting common stock, in the aggregate, beneficially owned a significant percentage of our outstanding voting and non-voting common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Chief Financial Officer Transition

On August 8, 2023, we announced that Michael Ellis, our Chief Financial Officer, would be transitioning from Flywire in 2024. We plan to commence a search for a new Chief Financial Officer. Mr. Ellis has agreed to continue to serve as Chief Financial Officer as a successor is identified and a transition period is undertaken, which is currently expected to take place in 2024 (such date, when determined, being the “Transition Date”). Mr. Ellis’ continued services during the Transition Date will help support the successful transfer of responsibilities.

Rule 10b-5 Trading Plans

On May 17, 2023, Robert Orgel, our President and Chief Operating Officer, adopted a trading arrangement for the sale of shares of our common stock (a "Rule 10b-5 Trading Plan") that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Orgel's Rule 10b-5 Trading Plan provides for the sale of up to 303,399 shares of common stock pursuant to the terms of the plan. The plan is effective through August 31, 2024 unless earlier terminated in accordance with the terms of the plan.

On May 12, 2023, Michael Ellis, our Chief Financial Officer, adopted a Rule 10b-5 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Ellis' Rule 10b-5 Trading Plan provides for the sale of up to 187,572 shares of common stock pursuant to the terms of the plan. The plan is effective through August 14, 2024 unless earlier terminated in accordance with the terms of the plan.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Flywire Corporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2021
3.2	Amended and Restated Bylaws of Flywire Corporation, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 1, 2021
10.1*

Credit Agreement, dated July 29, 2021, as amended by the First Amendment to Credit Agreement dated June 23, 2023, by and among Flywire Corporation, the other Loan Parties party thereto from time to time, the Lenders party thereto from time to time, the Issuing Banks party thereto from time to time, and Citibank

10.14*

Office Lease, dated April 8, 2015, as amended by that certain First Amendment to Office Lease dated April 7, 2016, that certain Second Amendment to Office Lease dated October 23, 2018 and that certain Third Amendment to Office Lease dated May 1, 2023, by and between the Registrant and NS 141 Tremont LLC

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

__________________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLYWIRE CORPORATION

Date: August 8, 2023	By:	/s/ Michael Massaro
Michael Massaro
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Michael Ellis
Michael Ellis
Chief Financial Officer
(Principal Financial and Accounting Officer)