Form 10-Q
period 2023-09-30
Flywire Corp
filed 2023-11-07
CIK 1580560

W

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, the registrant had 119,539,868 shares of voting common stock, $0.0001 par value per share, outstanding and 1,873,320 shares of non-voting common stock $0.0001 par value per share, outstanding.

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
•
our ability to enter new client verticals and sub-verticals, including our relatively new business-to-business sector;
•
our expectations regarding anticipated technology needs and developments and our ability to address those needs and developments with our solutions;
•
our expectations regarding litigation and legal and regulatory matters;
•
our expectations regarding our ability to meet existing performance obligations and maintain the operability of our solutions;
•
our expectations regarding the effects of existing and developing laws and regulations, including with respect to payments and other financial services, economic and trade sanctions, anti-money laundering and countering the financing of terrorism, taxation, privacy and data protection;
•
economic and industry trends, projected growth, or trend analysis;
•
our response to global events and geopolitical conflict, including without limitation the continuing hostilities in Ukraine and Gaza;
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

Investors, the media, and others should note that we intend to announce material information to the public through filings with the Securities and Exchange Commission (SEC), the investor relations page on our website (https://ir.flywire.com), blog posts on our website (www.flywire.com), press releases, public conference calls, webcasts, and social media channels, including our X (formerly known as Twitter) feed (@flywire) and LinkedIn page (https://www.linkedin.com/company/flywire). The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website. The contents of the websites provided above are not incorporated into this filing or in any other report or document we file with the SEC. These website addresses are intended to be inactive textual references only.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (Amounts in thousands, except par value per share and share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$638,205	$349,177
Restricted cash	—	2,000
Accounts receivable, net	18,151	13,697
Unbilled receivables, net	6,779	5,268
Funds receivable from payment partners	80,499	62,970
Prepaid expenses and other current assets	18,793	17,531
Total current assets	762,427	450,643
Property and equipment, net	15,241	13,317
Intangible assets, net	88,287	97,616
Goodwill	97,173	97,766
Other assets	19,288	14,945
Total assets	$982,416	$674,287
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,574	$13,325
Funds payable to clients	132,467	124,305
Accrued expenses and other current liabilities	38,255	34,423
Deferred revenue	3,812	5,223
Total current liabilities	192,108	177,276
Deferred tax liabilities	11,271	12,149
Other liabilities	3,719	2,959
Total liabilities	207,098	192,384
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022; and no shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Voting common stock, $0.0001 par value; 2,000,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 121,700,424 shares issued and 119,382,702 shares outstanding as of September 30, 2023; 109,790,702 shares issued and 107,472,980 shares outstanding as of December 31, 2022	11	10
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 1,873,320 shares issued and outstanding as of September 30, 2023 and December 31, 2022	1	1
Treasury voting common stock, 2,317,722 shares as of September 30, 2023 and December 31, 2022, held at cost	(748)	(748)
Additional paid-in capital	953,522	649,756
Accumulated other comprehensive loss	(2,411)	(1,912)
Accumulated deficit	(175,057)	(165,204)
Total stockholders’ equity	775,318	481,903
Total liabilities and stockholders’ equity	$982,416	$674,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited) (Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$123,323	$95,232	$302,549	$216,322
Costs and operating expenses:
Payment processing services costs	42,900	32,275	110,559	78,348
Technology and development	14,591	13,385	45,130	37,565
Selling and marketing	27,084	21,674	78,791	58,169
General and administrative	26,862	24,246	79,559	63,089
Total costs and operating expenses	111,437	91,580	314,039	237,171
Income (loss) from operations	$11,886	$3,652	$(11,490)	$(20,849)
Other income (expense):
Interest expense	(99)	(400)	(280)	(884)
Interest income	3,841	1,273	7,711	1,457
Loss from remeasurement of foreign currency	(4,233)	(7,520)	(3,518)	(15,087)
Total other income (expense), net	(491)	(6,647)	3,913	(14,514)
Income (loss) before provision for income taxes	11,395	(2,995)	(7,577)	(35,363)
Provision for income taxes	752	1,277	2,276	2,855
Net income (loss)	$10,643	$(4,272)	$(9,853)	$(38,218)
Foreign currency translation adjustment	(2,581)	(273)	(499)	(408)
Comprehensive income (loss)	$8,062	$(4,545)	$(10,352)	$(38,626)
Net income (loss) attributable to common stockholders – basic and diluted	$10,643	$(4,272)	$(9,853)	$(38,218)
Net income (loss) per share attributable to common stockholders – basic	$0.09	$(0.04)	$(0.09)	$(0.36)
Net income (loss) per share attributable to common stockholders – diluted	$0.08	$(0.04)	$(0.09)	$(0.36)
Weighted average common shares outstanding – basic	116,492,191	107,925,637	112,495,539	107,562,799
Weighted average common shares outstanding – diluted	125,480,393	107,925,637	112,495,539	107,562,799

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited) (Amounts in thousands, except share amounts)

	Three Months Ended September 30, 2023
	Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at June 30, 2023	112,229,190	$10	1,873,320	$1	(2,317,722)	$(748)	$677,343	$170	$(185,700)	$491,076
Issuance of common stock in connection with public offering, net of underwriter discounts and commissions	8,500,000	1	—	—	—	—	261,119	—	—	261,120
Costs incurred in connection with public offering	—	—	—	—	—	—	(1,058)	—	—	(1,058)
Issuance of common stock upon exercise of stock options	669,158	—	—	—	—	—	2,474	—	—	2,474
Issuance of common stock upon settlement of restricted stock units	198,084	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	89,826	—	—	—	—	—	1,827	—	—	1,827
Issuance of common stock for retention bonus	14,166	—	—	—	—	—	497	—	—	497
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,581)	—	(2,581)
Stock-based compensation expense	—	—	—	—	—	—	11,320	—	—	11,320
Net income	—	—	—	—	—	—	—	—	10,643	10,643
Balances at September 30, 2023	121,700,424	$11	1,873,320	$1	(2,317,722)	$(748)	$953,522	$(2,411)	$(175,057)	$775,318

	Three Months Ended September 30, 2022
	Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June, 2022	104,230,946	$10	5,988,378	$1	(2,317,722)	$(748)	$623,611	$(534)	$(159,803)	$462,537
Issuance of common stock upon exercise of stock options, net of shares withheld	674,872	—	—	—	—	—	2,519	—	—	2,519
Conversion of non-voting common stock to voting common stock	1,379,537	—	(1,379,537)	—	—	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	23,037	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	84,812	—	—	—	—	—	1,271	—	—	1,271
Issuance of common stock as consideration for acquisition	200,314	—	—	—	—	—	4,287	—	—	4,287
Foreign currency translation adjustment	—	—	—	—	—	—	—	(273)	—	(273)
Stock-based compensation expense	—	—	—	—	—	—	8,529	—	—	8,529
Net loss	—	—	—	—	—	—	—	—	(4,272)	(4,272)
Balances at September 30, 2022	106,593,518	$10	4,608,841	$1	(2,317,722)	$(748)	$640,217	$(807)	$(164,075)	$474,598

	Nine Months Ended September 30, 2023
	Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	109,790,702	$10	1,873,320	$1	(2,317,722)	$(748)	$649,756	$(1,912)	$(165,204)	$481,903
Issuance of common stock in connection with public offering, net of underwriter discounts and commissions	8,500,000	1	—	—	—	—	261,119	—	—	261,120
Costs incurred in connection with public offering	—	—	—	—	—	—	(1,058)	—	—	(1,058)
Issuance of common stock upon exercise of stock options	2,202,357	—	—	—	—	—	8,518	—	—	8,518
Issuance of common stock upon settlement of restricted stock units	1,019,809	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	145,058	—	—	—	—	—	2,691	—	—	2,691
Issuance of common stock for retention bonus	42,498	—	—	—	—	—	1,196	—	—	1,196
Foreign currency translation adjustment	—	—	—	—	—	—	—	(499)	—	(499)
Stock-based compensation expense	—	—	—	—	—	—	31,299	—	—	31,299
Net loss	—	—	—	—	—	—	—	—	(9,853)	(9,853)
Balances at September 30, 2023	121,700,424	11	1,873,320	1	(2,317,722)	(748)	953,522	(2,411)	(175,057)	775,318

	Nine Months Ended September 30, 2022
	Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	102,771,899	$10	5,988,378	$1	(2,317,722)	$(748)	$609,194	$(399)	$(125,857)	$482,201
Issuance of common stock upon exercise of stock options, net of shares withheld	2,080,557	—	—	—	—	—	3,004	—	—	3,004
Conversion of non-voting common stock to voting common stock	1,379,537	—	(1,379,537)	—	—	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	76,399	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	84,812	—	—	—	—	—	1,271	—	—	1,271
Issuance of common stock as consideration for acquisition	200,314	—	—	—	—	—	4,287	—	—	4,287
Foreign currency translation adjustment	—	—	—	—	—	—	—	(408)	—	(408)
Stock-based compensation expense	—	—	—	—	—	—	22,461	—	—	22,461
Net loss	—	—	—	—	—	—	—	—	(38,218)	(38,218)
Balances at September 30, 2022	106,593,518	$10	4,608,841	$1	(2,317,722)	$(748)	$640,217	$(807)	$(164,075)	$474,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (Amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,853)	$(38,218)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,774	9,186
Stock-based compensation expense	31,299	22,461
Amortization of deferred contract costs	367	243
Change in fair value of contingent consideration	380	297
Deferred tax benefit	(896)	(527)
Provision for uncollectible accounts	525	86
Non-cash interest expense	242	268
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,979)	(4,316)
Unbilled receivables	(1,511)	(2,305)
Funds receivable from payment partners	(17,529)	(2,090)
Prepaid expenses, other current assets and other assets	(4,536)	(7,674)
Funds payable to clients	8,163	(3,798)
Accounts payable, accrued expenses and other current liabilities	10,148	4,359
Contingent consideration	(467)	(4,524)
Other liabilities	(882)	(446)
Deferred revenue	(1,368)	(730)
Net cash provided by (used in) operating activities	20,877	(27,728)
Cash flows from investing activities:
Capitalization of internally developed software	(4,148)	(4,129)
Purchases of property and equipment	(943)	(1,059)
Business acquisition, net of cash acquired	—	(16,923)
Contingent consideration paid for acquisitions	—	(453)
Net cash used in investing activities	(5,091)	(22,564)
Cash flows from financing activities:
Proceeds from issuance of common stock under public offering, net of underwriter discounts and commissions	261,119	—
Payments of costs related to public offering	(447)	—
Contingent consideration paid for acquisitions	(1,207)	(3,320)
Payments of tax withholdings for net settled stock option exercises	—	(2,564)
Proceeds from the issuance of stock under Employee Stock Purchase Plan	2,691	1,271
Proceeds from exercise of stock options	8,519	5,222
Net cash provided by financing activities	270,675	609
Effect of exchange rates changes on cash and cash equivalents	567	11,553
Net increase (decrease) in cash, cash equivalents and restricted cash	287,028	(38,130)
Cash, cash equivalents and restricted cash, beginning of period	$351,177	$389,360
Cash, cash equivalents and restricted cash, end of period	$638,205	$351,230

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (Amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosures of cash flow and noncash information
Cash paid during the period for interest	—	445
Purchase of property and equipment in accounts payable	59	407
Issuance of common stock for acquisition	—	4,287
Issuance of common stock upon settlement of restricted stock units	29,137	—
Issuance of common stock for retention bonus	1,196	—
Offering costs related to public offering included in accounts payable, accrued expenses and other current liabilities	611	—
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$638,205	$349,230
Restricted cash	—	2,000
Cash, cash equivalents and restricted cash	$638,205	$351,230
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

2023 Follow-On Public Offering

On August 9, 2023, the Company entered into an underwriting agreement (Underwriting Agreement) with Goldman Sachs & Co. LLC, as representative (the Representative) of the several underwriters (Underwriters), in connection with the offer and sale by the Company of 8,000,000 shares of voting common stock of the Company, par value $0.0001 per share, at a price to the public of $32.00 per share. In addition, pursuant to the terms of the Underwriting Agreement, the Company granted the Underwriters an option to purchase up to 1,200,000 additional shares of Common Stock (Underwriters’ Option) (collectively, the Public Offering).

On August 14, 2023, the Company sold 8,000,000 shares of its voting common stock and on September 12, 2023, the Underwriters exercised the Underwriters’ Option in part and purchased additional 500,000 shares of the Company's voting common stock, in each instance at a price to the public of $32.00 per share. The Company raised aggregate proceeds of $260.1 million, net of underwriter discounts and commissions of $10.9 million and other issuance costs of $1.1 million.

The voting common stock sold in the Public Offering was offered and sold by means of an effective registration statement on Form S-3ASR, including a preliminary prospectus filed with the U.S. Securities and Exchange Commission (SEC) on August 9, 2023 (File No. 333-273835) and a final prospectus dated August 9, 2023.

The Company intends to use the net proceeds from the Public Offering for general corporate purposes, which may include expanding its current business through acquisitions of, or investments in, other businesses, products or technologies.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations, comprehensive income (loss), changes in stockholders’ equity, and its cash flows for the periods presented.

The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of results to be expected for the year ended December 31, 2023, any other interim periods or any future year or period. The accompanying consolidated balance sheet as of December 31, 2022 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2022. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from the interim unaudited condensed consolidated financial statements.

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

Impact of the Conflict between Israel and Hamas

The Company has an office in Tel Aviv, Israel, which is one of the Company’s software development and product centers. As of the issuance date of these condensed consolidated financial statements, the conflict between Israel and Hamas has not had a material impact on the Company’s revenue, results of operations or financial position. The Company is engaged in active workforce management and efforts to preserve the health and safety of its Israeli FlyMates. However, since the Tel Aviv office is a healthcare engineering hub, the Company may experience customer service issues if there is a major problem as a result of the conflict and the Company is not able to service its platform on a timely basis. Further, the conflict may create a global challenge in outsourcing or hiring engineering talent.

Impact of the Conflict between Russia and Ukraine

The Company does not have any operations, or long-lived assets, in Ukraine or Russia. As of the issuance date of these condensed consolidated financial statements, the current conflict between Russia and Ukraine has not had a material impact on the Company’s revenue, results of operations or financial position. However, the Company notes Ukraine is a major engineering hub and the Company may from time to time utilize technology resources from Ukraine on a contracted basis. The conflict may create a global challenge in outsourcing or hiring engineering talent. In addition, a prolonged conflict or the spill-over of war into other European countries may in the future have an impact on macroeconomic conditions which could significantly impact the verticals in which the Company has been predominantly focused over the last decade. The Company’s payment volumes, sales cycles and time to implementation could be negatively affected and consequently, the Company’s revenue or results of operations or financial position could be adversely impacted as well.

Impact of Inflation

Inflation did not have a material effect on the Company's cash flows and results of operations during the three and nine months ended September 30, 2023.

Concentrations of Credit Risk, Financial Instruments and Significant Clients

Financial instruments that potentially subject the Company to concentration of credit risk consists principally of cash, cash equivalents, accounts receivable, unbilled receivables and funds receivable from payment partners.

The Company maintains its cash and cash equivalents with financial institutions that management believes are of high credit quality. Our cash equivalents include money market funds, which are AAA-rated and comprised of liquid, high-quality debt securities issued by the U.S. government. The Company's cash and cash equivalents deposited with the financial institutions exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000. As part of its cash management process, the Company performs periodic reviews of the credit standing of the financial institutions holding its cash and cash equivalents. Additionally, to mitigate credit risk associated with financial institutions, the Company diversifies its cash and cash equivalents across multiple financial institutions and U.S. Treasury Money Market Funds. U.S. Treasuries, by their nature, create a concentration of credit risk with the US Government. Our access to our cash and cash equivalents and client funds could be significantly impacted in volatile markets given our concentration in government money market funds.

To manage credit risk related to accounts receivable and unbilled receivables, the Company maintains an allowance for credit losses. The allowance is determined by applying a loss-rate method based on an aging schedule using the Company's historical loss rate. The Company also considers reasonable and supportable current and forecasted information in determining its estimated loss rates, such as external forecasts, macroeconomic trends, or other factors that are associated with the credit quality of the Company’s customer base. The Company did not experience any material credit losses for the three and nine months ended September 30, 2023.

Accounts receivable are derived from revenue earned from clients located in the U.S. and internationally. Significant clients are those that represent 10% or more of accounts receivable, net as set forth in the following table:

	September 30, 2023	December 31, 2022
Client A	17%	13%
Client B	10%	13%

In May 2023, Client A filed for voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of September 30, 2023, the Company had $3.1 million recorded within accounts receivable attributed to Client A, net of allowance. On November 2, 2023, a settlement agreement was reached and the Company collected all of its pre-petition outstanding balance of $2.6 million from Client A. Client A continues as client of Flywire.

Funds receivable from payment partners consist primarily of cash held by the Company’s global payment processing partners that have not yet been remitted to the Company. Significant partners are those that represent 10% or more of funds receivable from payment partners as set forth in the following table:

	September 30, 2023	December 31, 2022
Partner A	*	12%
Partner B	12%	16%
Partner C	11%	17%
Partner D	35%	15%

* Less than 10% of total balance.

During the three and nine months ended September 30, 2023 and 2022, no client(s) accounted for 10% or more of revenue.

During the three months ended September 30, 2023, revenue from clients located in the United States and Canada (Americas), Europe, the Middle East and Africa (EMEA) and the Asia and Pacific region (APAC) in the aggregate accounted for 55.4%, 32.9% and11.7% of the Company’s total revenues, respectively. During the three months ended September 30, 2022, revenue from clients located in Americas, EMEA and APAC in the aggregate accounted for 64.6%, 25.6% and 9.8% of the Company’s total revenues, respectively.

During the nine months ended September 30, 2023, revenue from clients located in Americas, EMEA and APAC in the aggregate accounted for 56.8%, 30.0% and 13.2% of the Company’s total revenues, respectively. During the nine months ended September 30, 2022, revenue from clients located in Americas, EMEA and APAC in the aggregate accounted for 68.5%, 24.3% and 7.2% of the Company’s total revenues, respectively.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 1 - Business Overview and Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements in the Company’s Annual

Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to these policies during the three and nine months ended September 30, 2023.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expenses in the condensed consolidated statements of operations and comprehensive income (loss). Advertising expenses for the three months ended September 30, 2023 and 2022 were $2.0 million and $0.9 million, respectively. Advertising expenses for the nine months ended September 30, 2023 and 2022 were $5.1 million and $3.8 million, respectively.

Recently Adopted Accounting Pronouncements

The following accounting standards update (ASU) was issued by the Financial Accounting Standards Board (FASB) and adopted by Flywire as of June 30, 2023:

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting: ASU 2020-04 provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting in response to concerns about structural risks of the cessation of London Interbank Offered Rate (LIBOR). It also provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The adoption of this standard did not have a material impact on Flywire's consolidated financial statements. Refer to Note 10 - Debt for additional details on the transition from the LIBOR benchmark rate to the Secured Overnight Financing Rate (SOFR) benchmark rate.

Accounting Pronouncements Not Yet Adopted

As of September 30, 2023, there are no new accounting pronouncements recently issued by the FASB but not yet adopted by Flywire which would be expected to have a material impact on the Company’s consolidated financial statements and disclosures.

Note 2. Revenue and Recognition

The following table presents revenue disaggregated by geographical area and major solutions. The categorization of revenue by geographical location is determined based on the location of where the client resides.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Primary geographical markets
Americas	$68,384	$61,492	$171,845	$148,236
EMEA	40,542	24,403	90,737	52,511
APAC	14,397	9,337	39,967	15,575
Total revenue	$123,323	$95,232	$302,549	$216,322
Major solutions
Transactions	$104,585	$77,147	$247,734	$167,494
Platform and usage-based fees	18,738	18,085	54,815	48,828
Total revenue	$123,323	$95,232	$302,549	$216,322

Contract Balances from Contracts with Clients

The following table provides information about accounts receivable, unbilled receivables and deferred revenue from contracts with clients (in thousands):

	September 30, 2023	December 31, 2022
Accounts receivable, net of allowance	$18,151	$13,697
Unbilled receivables	6,779	5,268
Deferred revenue – current	3,812	5,223
Deferred revenue – non-current	174	131

For the three months ended September 30, 2023 and 2022, the Company recognized $1.3 million and $1.6 million, respectively, of revenue from amounts that were included in deferred revenue as of June 30, 2023 and 2022. For the nine months ended September 30, 2023 and 2022, the Company recognized $5.0 million and $5.2 million, respectively, of revenue from amounts that were included in deferred revenue as of December 31, 2022 and 2021.

Note 3. Allowance for Credit Losses

The Company maintains an allowance for credit losses for accounts receivable and unbilled receivables. Changes in the allowance for credit losses for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Allowance for credit losses at the beginning of the period	$(815)	$(149)	$(212)	$(106)
Provision for expected credit losses	74	(13)	(525)	(86)
Write-offs, net of recoveries	3	19	(1)	49
Allowance for credit losses at the end of the period	$(738)	$(143)	$(738)	$(143)

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

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

	Measured at NAV as of September 30, 2023:	Measured at Fair Value as of September 30, 2023:
		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$374,880	$—	$—	$—	$374,880
	$374,880	$—	$—	$—	$374,880
Financial Liabilities:
Foreign exchange contracts	$—	$—	$—	$97	$97
	$—	$—	$—	$97	$97

	Measured at NAV as of December 31, 2022:	Measured at Fair Value as of December 31, 2022:
		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$9,145	$—	$—	$—	$9,145
	$9,145	$—	$—	$—	$9,145
Financial Liabilities:
Foreign exchange contracts	$—	$—	$—	$133	$133
Contingent consideration	—	—	—	1,332	1,332
	$—	$—	$—	$1,465	$1,465

During the nine months ended September 30, 2023 and year ended December 31, 2022, there were no transfers between Level 1, Level 2 or Level 3.

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

WPM Group Ltd. (WPM)

Pursuant to the terms of the business combination agreement, contingent consideration was potentially payable at various intervals through March 2024 in the form of cash or up to approximately 225,000 shares of common stock, at Flywire's option, and was dependent upon the Company's achievement of specified minimum payment volume targets and integration targets. As of September 30, 2023, no contingent consideration is due or payable with respect to the WPM acquisition. Refer to Note 8 - Business Combinations for additional details on the WPM acquisition.

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

Increases or decreases in expectations regarding the level at which payment volumes were expected to be achieved would result in a higher or lower fair value measurement, respectively. Increases or decreases in the market price of risk adjustment of revenue would result in a decrease or increase in the fair value measurement, respectively. Increases or decreases in the revenue volatility would result in a decrease or increase in the fair value measurement, respectively.

Changes in the fair value of contingent consideration are included as a component of general and administrative expense within the condensed consolidated statements of operations and comprehensive income (loss). The following table summarizes the changes in the carrying value of the contingent consideration for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Beginning balance	$42	$2,204	$1,332	$11,309
Additions	—	1,695	2	1,695
Change in fair value	(42)	1,247	368	297
Contingent consideration paid *	—	(453)	(1,674)	(8,297)
Foreign currency translation adjustment	—	(270)	(28)	(581)
Ending balance	$—	$4,423	$—	$4,423

* For the nine months ended September 30, 2023, contingent consideration paid has been bifurcated between the financing and operating sections of the condensed consolidated statement of cash flows. Amounts paid up to the fair value initially recorded in purchase accounting is reported in the financing section of the condensed consolidated statement of cash flows, while any excess is reported in the operating section of the condensed consolidated statement of cash flows. For the nine months ended September 30, 2022, contingent consideration paid has been bifurcated among the investing, financing and operating sections of the condensed consolidated statement of cash flows. Contingent consideration paid within three months after the acquisition date of Cohort Go is reported in the investing section of the condensed consolidated statement of cash flows given the proximity to the acquisition date. Amounts paid up to the fair value initially recorded in purchase accounting is reported in the financing section of the condensed consolidated statement of cash flows, while any excess is reported in the operating section of the condensed consolidated statement of cash flows.

Note 5. Derivative Instruments

As part of the Company’s foreign currency risk management program, the Company uses foreign currency forward contracts to mitigate the volatility related to fluctuations in the foreign exchange rates. These foreign currency forward contracts are not designated as hedging instruments. Derivative transactions such as foreign currency forward contracts are measured in terms of the notional amount; however, this amount is not recorded on the consolidated balance sheets and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged but is used only as the underlying basis on which the value of foreign exchange payments under these contracts is determined. As of September 30, 2023 and December 31, 2022, the Company had 8,433 and 11,816 open foreign exchange contracts, respectively. As of September 30, 2023 and December 31, 2022, the Company had foreign currency forward contracts outstanding with a notional amount of $36.4 million and $54.7 million, respectively.

The Company records all derivative instruments in the condensed consolidated balance sheets at their fair values. For the nine months ended September 30, 2023 and for the year ended December 31, 2022, the Company recorded a liability of $0.1 million related to outstanding foreign exchange contracts. The Company recognized a loss of $1.2 million and $2.2 million during the three and nine months ended September 30, 2023, respectively. The Company recognized a loss of $1.3 million and $1.9 million during the three and nine months ended September 30, 2022, respectively. Gains and losses are included as a component of general and administrative expense within the condensed consolidated statements of operations and comprehensive income (loss).

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates presented (in thousands):

	September 30, 2023	December 31, 2022
Accrued employee compensation and related taxes	$18,169	$16,944
Accrued vendor liabilities	4,439	3,104
Accrued income and other non-employee related taxes	6,515	5,001
Accrued professional services	2,346	1,723
Current portion of operating lease liabilities	992	1,807
Other accrued expenses and current liabilities	5,794	5,844
	$38,255	$34,423

Note 7. Property and Equipment, net

Property and equipment, net consisted of the following as of the dates presented (in thousands):

	September 30, 2023	December 31, 2022
Computer equipment and software	$3,439	$3,195
Internal-use software	17,280	13,131
Furniture and fixtures	892	892
Leasehold improvements	5,337	4,704
Construction in progress	—	291
	26,948	22,213
Less: Accumulated depreciation and amortization*	(11,707)	(8,896)
	$15,241	$13,317

* For the nine months ended September 30, 2023, accumulated depreciation and amortization expense included $123 thousand of computer disposals and $234 thousand of foreign currency translation adjustments. For the nine months ended September 30, 2022, accumulated depreciation and amortization expense included $9 thousand of computer disposals and $271 thousand of foreign currency translation adjustments.

Depreciation and amortization expense for the three months ended September 30, 2023 and 2022 was $1.1 million and $1.4 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2023 and 2022 was $3.2 million and $2.9 million, respectively.

The Company capitalized $4.1 million and $5.7 million in costs related to internal-use software during the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively. Software developed for internal use is amortized on a straight-line basis over its estimated useful life of five years.

As of September 30, 2023 and December 31, 2022, the carrying value of internal-use software was $12.7 million and $10.6 million, respectively. Amortization expense related to internal-use software for the three months ended September 30, 2023 and 2022 was $0.7 million and $0.5 million, respectively. Amortization expense related to internal-use software for the nine months ended September 30, 2023 and 2022 was $2.0 million and $1.2 million, respectively.

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

Contingent consideration, which totaled up to $1.7 million, represented additional payments that Flywire was required to make which were dependent upon Cohort Go's achievement of specific post-acquisition milestones and were subject to exchange rate fluctuation adjustment between the U.S. Dollar and Australian Dollar. During March 2023, the Company made a payment of contingent consideration of $1.7 million, in the form of cash, based on Cohort Go's successful and timely achievement of the contracted milestones. No additional contingent consideration is due or payable with respect to the Cohort Go acquisition.

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
	$16,408

The results of Cohort Go have been included in the consolidated financial statements since the date of the acquisition. Cohort Go contributed $5.2 million in transaction revenue and $2.5 million in platform revenue during the three months ended September 30, 2023 and $13.0 million in transaction revenue and $8.0 million in platform revenue during the nine months ended September 30, 2023. Cohort Go contributed $3.5 million in transaction revenue and $1.6 million in platform revenue during the three and nine months ended September 30, 2022.The Company has not disclosed net income or loss since the acquisition date as the business was fully integrated into the consolidated Company’s operations and therefore it was impracticable to determine this amount.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information shows the results of the Company’s operations for the three and nine months ended September 30, 2022 as if the acquisition had occurred on January 1, 2021. The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired operations of Cohort Go. The unaudited pro forma information reflects the effects of applying the Company’s accounting policies and a pro forma adjustment to the combined historical financial information of the Company and Cohort Go, which includes incremental amortization expense associated with the estimated fair value of identified intangible assets and adjustment to eliminate transaction costs associated with the acquisition.

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Actual	Pro Forma	Actual	Pro Forma
	(in thousands)
Revenue	$95,232	$101,355	$216,322	$231,446
Net Loss	$(4,272)	$(3,150)	$(38,218)	$(35,380)

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

Pursuant to the terms of the business combination agreement, the Company acquired all outstanding equity of WPM for estimated total purchase consideration of $59.6 million, which consisted of $56.1 million in cash, net of cash acquired and $3.5 million in estimated fair value of contingent consideration, which was dependent upon the Company's achievement of specified minimum payment volume targets and integration targets. Certain amounts were also tied to continued employment of key employees. There were no personnel costs associated with retention of key employees during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company expensed $0.8 million in personnel costs associated with retention of key employees. A portion of these personnel costs has been paid through shares of Flywire common stock in January 2023 and July 2023 with the reminder anticipated to be paid in January 2024 (assuming no breach of the terms of relevant agreements). During the three and nine months ended September 30, 2022, the Company expensed $0.2 million and $0.7 million, respectively, in personnel costs associated with the retention portion of contingent consideration.

Note 9. Goodwill and Acquired Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill as of the dates presented (in thousands):

	September 30, 2023	December 31, 2022
Beginning balance	$97,766	$85,841
Goodwill related to acquisitions	—	16,197
Foreign currency translation adjustment	(593)	(4,272)
Ending balance	$97,173	$97,766

Acquired Intangible Assets

Acquired intangible assets subject to amortization consisted of the following (dollars in thousands):

	September 30, 2023
	Gross Carrying Value*	Accumulated Amortization**	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$31,438	$(19,925)	$11,513	3.69
Acquired Relationships	89,427	(12,653)	76,774	10.22
	$120,865	$(32,578)	$88,287

* Includes $(4,063) thousand of foreign currency translation adjustments.

** Includes $222 thousand of foreign currency translation adjustments.

	December 31, 2022
	Gross Carrying Value*	Accumulated Amortization**	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$31,848	$(15,429)	$16,419	4.55
Acquired Relationships	90,612	(9,423)	81,189	10.92
Non-Compete Agreement	469	(461)	8	0.27
	$122,929	$(25,313)	$97,616

* Includes $(3,416) thousand of foreign currency translation adjustments.

** Includes $154 thousand of foreign currency translation adjustments.

Amortization expense for the three months ended September 30, 2023 and 2022 was $2.8 million and $2.0 million, respectively. Amortization expense for the nine months ended September 30, 2023 and 2022 was $8.6 million and $6.3 million, respectively.

As of September 30, 2023, the estimated annual amortization expense of intangible assets for each of the next five years and thereafter is expected to be as follows (in thousands):

Estimated Amortization Expense
Remaining of fiscal year 2023	$2,827
2024	10,867
2025	9,615
2026	8,854
2027	8,545
2028	7,915
Thereafter	39,664
$88,287

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

The Revolving Credit Facility contains customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, require the Company to satisfy certain financial covenants and restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Revolving Credit Facility becoming immediately due and payable and termination of the commitments. The Company was in compliance with all covenants associated with the Revolving Credit Facility as of September 30, 2023.

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

On October 28, 2022, the Company repaid the $25.9 million outstanding under the Revolving Credit Facility. Following the repayment, the Company continued to have access to a total commitment of $50.0 million under the Revolving Credit Facility. As of September 30, 2023 and December 31, 2022, there was no outstanding indebtedness under the Revolving Credit Facility.

Interest expense for the three months ended September 30, 2023 and 2022 was $0.1 million and $0.4 million, respectively. Included in interest expense for the three months ended September 30, 2023 and 2022 is $0.1 million and $0.1 million, respectively, of amortization of debt issuance cost and debt discount. Interest expense for the nine months ended September 30, 2023 and 2022 was $0.3 million and $0.9 million, respectively. Included in interest expense for the nine months ended September 30, 2023 and 2022 is $0.2 million and $0.2 million, respectively, of amortization of debt issuance cost and debt discount.

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

2023 Follow-On Public Offering

On August 14, 2023, the Company sold 8,000,000 shares of its voting common stock and on September 12, 2023, the Underwriters exercised the Underwriters’ Option in part and purchased an additional 500,000 shares of the Company's voting common stock, in each instance at a price to the public of $32.00 per share. The Company raised aggregate proceeds of $260.1 million, net of underwriter discounts and commissions of $10.9 million and other issuance costs of $1.1 million.

As of September 30, 2023, the Company had reserved shares of common stock for future issuance as follows:

September 30, 2023
Issued and outstanding stock options	9,731,117
Issued and outstanding restricted stock units	4,484,511
Available for issuance under the 2021 Equity Incentive Plan	14,956,868
Available for issuance under Employee Stock Purchase Plan	3,856,785
Committed to Settling Earn-out Liabilities	14,166
Available for conversion of non-voting common stock	1,873,320
34,916,767

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

As of September 30, 2023, a total of 14,956,868 shares of the Company's common stock were available for future issuance under the 2021 Plan.

Stock Options

Stock options granted under the 2009 Plan, 2018 Plan and the 2021 Plan generally vest based on continued service over four years and expire within ten years from the date of grant. Any options that are canceled or forfeited before expiration become available for future grants.

The Company did not grant any options to purchase shares of common stock during the three and nine months ended September 30, 2023.

As of September 30, 2023, there was $13.1 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.51 years.

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

Starting in 2021, the Company has awarded restricted stock units to employees and certain non-employee board members under the 2021 Plan. During the three and nine months ended September 30, 2023, the Company awarded restricted stock units covering an aggregate of 214,464 and 2,750,945 shares of common stock, respectively. The fair value of each restricted stock unit is estimated based on the fair value of the Company's common stock on the date of the grant. The restricted stock units vest over the requisite service period, which range between one and four years from the date of the grant, subject to the continued employment of the employees and service of the non-employee board members.

As of September 30, 2023, there was $97.2 million of total unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 3.12 years.

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

As of September 30, 2023, a total of 3,856,785 shares of the Company's common stock were available for future issuance under the ESPP.

The fair value of the ESPP offering during the three months ended September 30, 2023 was estimated at the start of the offering period using the Black-Scholes option-pricing model with the following assumptions: (i) expected term of 0.5 years, (ii) expected volatility of 41.32%, (iii) risk-free interest rate of 5.53% and (iv) expected dividend yield of 0%.

As of September 30, 2023, the total unrecognized compensation expense related to the ESPP was $0.3 million, which is expected to be amortized over the next 3 months.

Stock-Based Compensation Costs

The following table summarizes the stock-based compensation expense for stock options, restricted stock units and ESPP granted to employees and non-employee board members that was recorded in the Company’s condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Technology and development	$2,386	$1,418	$6,354	$3,604
Selling and marketing	3,053	2,244	8,784	5,760
General and administrative	5,881	4,867	16,161	13,097
Total stock-based compensation expense	$11,320	$8,529	$31,299	$22,461

Note 13. Net Income (Loss) per Share

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

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net gain attributable to common stockholders for the three months ended September 30, 2023. The Company reported a net loss attributable to common stockholders for the three months ended September 30, 2022 and nine months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2022 and nine months ended September 30, 2023 and 2022, respectively net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders.

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

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$10,643	$(4,272)	$(9,853)	$(38,218)
Net income (loss) attributable to common stockholders – basic and diluted	$10,643	$(4,272)	$(9,853)	$(38,218)
Denominator:
Weighted average common shares outstanding – basic	116,492,191	107,925,637	112,495,539	107,562,799
Effect of potentially dilutive stock options	7,819,509	—	—	—
Effect of potentially dilutive restricted common stock	1,168,693	—	—	—
Weighted average common shares outstanding – diluted	125,480,393	107,925,637	112,495,539	107,562,799
Net income (loss) per share attributable to common stockholders – basic	$0.09	$(0.04)	$(0.09)	$(0.36)
Net income (loss) per share attributable to common stockholders – diluted	$0.08	$(0.04)	$(0.09)	$(0.36)

Outstanding potentially dilutive securities, which were excluded from the diluted net income (loss) per share calculations because they would have been antidilutive were as follows as of the dates presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unvested restricted stock units	28,757	2,875,428	4,484,511	2,875,428
Stock options to purchase common stock	676,344	12,722,639	9,791,643	12,722,639
	705,101	15,598,067	14,276,154	15,598,067

Note 14. Income Taxes

The Company’s provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period. The Company recorded an income tax expense of $0.8 million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively. The income tax expense for the three months ended September 30, 2023 and 2022 was primarily attributable to activity in the Company's foreign subsidiaries and U.S. state taxes. The Company recorded an income tax expense of $2.3 million and $2.9 million for the nine months ended September 30, 2023 and 2022, respectively. The income tax expense for the nine months ended September 30, 2023 and 2022 was primarily attributable to activity in the Company's foreign subsidiaries and U.S. state taxes.

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

The Company’s management evaluates the realizability of the Company’s deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during the foreseeable future. As of September 30, 2023, the Company continues to maintain a full valuation allowance of the U.S. and United Kingdom net deferred tax assets.

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

As of September 30, 2023, the Company was not a party to any litigation the outcome of which, the Company believes, if determined adversely to it, would individually or in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows.

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

Indemnification

In the ordinary course of business, the Company agrees to indemnify certain partners and clients against third-party claims asserting infringement of certain intellectual property rights, data privacy breaches, damages caused to property or persons, or other liabilities relating to or arising from the Company’s payment platform or other contractual obligations. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any pending indemnification matters or claims, individually or in the aggregate, that are expected to have a material adverse effect on its financial position, results of operations, or cash flows and had not accrued any liabilities related to such obligations in its consolidated financial statements for the periods ended September 30, 2023 and December 31, 2022.

Note 16. Subsequent Events

StudyLink Acquisition

On November 3, 2023, Flywire through its Australian entity Flywire Pacific Pty Ltd acquired all of the issued and outstanding shares of Learning Information Systems Pty Ltd (StudyLink), an Australian-based software as a service (SaaS) company for an estimated total aggregate purchase price of approximately $38.8 million, consisting of approximately $34.9 million in cash and up to approximately $3.9 million in contingent consideration. Purchase consideration is also subject to certain adjustments as specified in the sale agreement, including a net working capital adjustment. The estimated total aggregate purchase price of approximately $38.8 million is subject to change based on the fair value of $3.9 million of contingent consideration that will be assessed in purchase accounting. The contingent consideration represents additional payments that Flywire may be required to make in the future dependent on the successful achievement of revenue and engineering implementation milestones, a portion of which can be paid in the form of cash or shares of common stock, at the Company's option and is subject to exchange rate fluctuation adjustment between the U.S. Dollar and Australian Dollar. Unvested stock awards, which are subject to continued employment, have been excluded from purchase consideration.

Study Link is an Australian-based SaaS education company that provides platforms to education providers to support their student admissions systems and processes, including features such as eligibility assessment, offer generation, recruitment agent and commission management and acceptance processing. The acquisition of StudyLink is intended to accelerate the Company's global expansion in its education vertical.

Chief Financial Officer Transition Agreement

On November 6, 2023, the Company and Michael Ellis, its Chief Financial Officer, entered into a Transition Agreement, as filed as exhibit 10.1 to this Quarterly Report on Form 10-Q .

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

•
Rapid domestic and international payments volume growth. We have grown our total payment volume by approximately 27% period-over-period from $7.0 billion during the three months ended September 30, 2022 to $8.9 billion during the three months ended September 30, 2023. We have grown our total payment volume by approximately 33% period-over-period from $14.0 billion during the nine months ended September 30, 2022 to $18.6 billion during the nine months ended September 30, 2023.
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

As of September 30, 2023, we serve over 3,700 clients around the world. In education, we serve more than 2,700 institutions. In healthcare, we power more than 80 healthcare systems, including four of the top 10 healthcare systems in the United States ranked by hospital size as of December 31, 2022. In our newer payment verticals of travel and business-to-business (B2B) payments, we have a growing portfolio of more than 800 clients as of September 30, 2023.

Our success in building our client base around the world and expanding utilization by our clients’ customers has allowed us to achieve significant scale. We enabled approximately $18.1 billion and $18.6 billion in total payment volume during the year ended December 31, 2022 and nine months ended September 30, 2023, respectively. We generated revenue of $289.4 million and $201.1 million for the years ended December 31, 2022 and 2021, respectively, and incurred net losses of $39.3 million and $28.1 million, respectively, for the same years. We generated revenue of $302.5 million and $216.3 million for the nine months ended September 30, 2023 and 2022, respectively, and incurred net loss of $9.9 million and $38.2 million, respectively, for the same periods.

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

While we have experienced significant growth and increased demand for our solutions over recent periods, we expect to continue to incur losses in the short term and may not be able to achieve or maintain profitability in the future. Our marketing is focused on generating leads to develop our sales pipeline, building our brand and market awareness, scaling our network of partners and growing our business from our existing client base. We believe that these efforts will result in an increase in our client base, revenues, and improved margins in the long term. To manage any future growth effectively, we must continue to improve and expand our information technology (IT) and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. Additionally, we face intense competition in our market, and to succeed, we need to innovate and offer solutions that are differentiated from legacy payment solutions. We must also effectively hire, retain, train, and motivate qualified personnel and senior management. There are also circumstances beyond our control which can materially impact our business that we need to respond to, including, but not limited to, fluctuations in exchange rates. If we are unable to successfully address these challenges, our business, operating results, and prospects could be adversely affected.

2023 Follow-On Offering

On August 9, 2023, the Company entered into an Underwriting Agreement with Goldman Sachs & Co. LLC, as the Representative of the several Underwriters, in connection with the offer and sale by the Company of 8,000,000 shares of voting common stock of the Company, par value $0.0001 per share, at a price to the public of $32.00 per share. Pursuant to the terms of the Underwriting Agreement, the Company granted the underwriters an option to purchase up to 1,200,000 additional shares of Common Stock.

On August 14, 2023, the Company sold 8,000,000 shares of its voting common stock and on September 12, 2023, the Underwriters exercised the Underwriters’ Option in part and purchased an additional 500,000 shares of the Company's voting common stock, in each instance at a price to the public of $32.00 per share. The Company raised aggregate proceeds of $260.1 million, net of underwriter discounts and commissions of $10.9 million and other issuance costs of $1.1 million.

The voting common stock sold in the Public Offering was offered and sold by means of an effective registration statement on Form S-3ASR, including a preliminary prospectus filed with the U.S. SEC on August 9, 2023 (File No. 333-273835) and a final prospectus dated August 9, 2023.

Recent Acquisition

In July 2022, we acquired all of the issued and outstanding shares of Cohort Go for an estimated aggregate purchase consideration of $23.1 million, consisting of $17.1 million in cash, net of cash acquired, $4.3 million in shares of common stock and up to $1.7 million in contingent consideration. Contingent consideration represented additional payments that Flywire was required to make which was dependent upon Cohort Go's achievement of specific post-acquisition milestones and was subject to exchange rate fluctuation adjustment between the U.S. Dollar and Australian Dollar. During March 2023, the Company made a payment of contingent consideration in the form of cash of $1.7 million based on Cohort Go's successful and timely achievement of the contracted milestones. No additional contingent consideration is due or payable with respect to the Cohort Go acquisition. Cohort Go is an Australian-based education payments provider that simplifies the student recruitment process by bringing together students, agents and essential student services such as health insurance into one platform. The acquisition of Cohort Go accelerated the growth of Flywire's agent related revenue and contributed to our global expansion. Cohort Go contributed $5.2 million in transaction revenue and $2.5 million in platform revenue during the three months ended September 30, 2023 and $13.0 million in transaction revenue and $8.0 million in platform revenue during the nine months ended September 30, 2023.

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

Key Operating Metrics and Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States (GAAP), we use certain non-GAAP financials measures. The following table sets forth our key operating metrics and non-GAAP measures for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Total Payment Volume	$8,866.5	$6,990.1	$18,634.2	$14,024.2
Revenue	$123.3	$95.2	$302.5	$216.3
Revenue Less Ancillary Services	$116.8	$88.9	$285.3	$199.7
Gross Profit	$78.4	$61.3	$185.4	$133.4
Adjusted Gross Profit	$80.1	$62.6	$190.4	$137.1
Gross Margin	63.6%	64.4%	61.3%	61.7%
Adjusted Gross Margin	68.6%	70.4%	66.7%	68.7%
Net Income (Loss)	$10.6	$(4.3)	$(9.9)	$(38.2)
Adjusted EBITDA	$27.5	$18.2	$34.3	$13.9

For the three months ended September 30, 2023, transaction revenue and platform and usage-based fee revenue represented 84.8% and 15.2% of our revenue, respectively. For the three months ended September 30, 2023, transaction revenue and platform and usage-based fee revenue represented 88.4% and 11.6% of our total revenue less ancillary services, respectively. For the three months ended September 30, 2022, transaction revenue and platform and usage-based fee revenue represented 81.0% and 19.0% of our revenue, respectively. For the three months ended September 30, 2022, transaction revenue and platform and usage-based fee revenue represented 85.7% and 14.3% of our total revenue less ancillary services, respectively.

For the nine months ended September 30, 2023, transaction revenue and platform and usage-based fee revenue represented 81.9% and 18.1% of our revenue, respectively. For the nine months ended September 30, 2023, transaction revenue and platform and usage-based fee revenue represented 86.2% and 13.8% of our total revenue less ancillary services, respectively. For the nine months ended September 30, 2022, transaction revenue and platform and usage-based fee revenue represented 77.4% and 22.6% of our revenue, respectively. For the nine months ended September 30, 2022, transaction revenue and platform and usage-based fee revenue represented 83.1% and 16.9% of our total revenue less ancillary services, respectively.

For the three months ended September 30, 2023, our total payment volume was approximately $8.9 billion, consisting of $6.7 billion of total payment volume from transactions included in transaction revenue, and $2.2 billion of total payment volume from transactions included in platform and usage-based fee revenue. For the three months ended September 30, 2022, our total payment volume was approximately $7.0 billion, consisting of $4.8 billion of total payment volume from transactions included in transaction revenue, and $2.2 billion of total payment volume from transactions included in platform and usage-based fee revenue.

For nine months ended September 30, 2023, our total payment volume was approximately $18.6 billion, consisting of $13.5 billion of total payment volume from transactions included in transaction revenue and $5.1 billion of total payment volume from transactions included in platform and usage-based fee revenue. For nine months ended September 30, 2022, our total payment volume was approximately $14.0 billion, consisting of $9.3 billion of total payment volume from transactions included in transaction revenue and $4.7 billion of total payment volume from transactions included in platform and usage-based fee revenue.

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
•
Adjusted Gross Margin - Adjusted Gross Margin represents Adjusted Gross Profit divided by Revenue Less Ancillary Services. Management believes this presentation supplements the GAAP presentation of gross margin with a useful measure of the gross margin of our payment-related services, which are the primary services we provide to our clients. Beginning with the quarter ended December 31, 2022, we have excluded depreciation and amortization from the calculation of our adjusted gross profit, which we believe enhances the understanding of the Company’s operating performance and enables more meaningful period to period comparisons. Our adjusted gross profit and adjusted gross margin for the three and nine months ended

September 30, 2022 were recast to conform to the updated methodology and are reflected herein for comparison purposes.
•
Adjusted EBITDA - Adjusted EBITDA represents EBITDA further adjusted by excluding (i) stock-based compensation expense and related payroll taxes, (ii) the impact from the change in fair value measurement for contingent consideration associated with acquisitions, (iii) interest income, (iv) loss from the remeasurement of foreign currency, (v) indirect taxes related to intercompany activity (vi) acquisition related transaction costs and (vii) employee retention costs, such as incentive compensation associated with acquisition activities. Management believes that the exclusion of these amounts to calculate Adjusted EBITDA provides useful measures for period-to-period comparisons of our business.

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

Revenue Less Ancillary Services, Adjusted Gross Profit and Adjusted Gross Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Revenue	$123.3	$95.2	$302.5	$216.3
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	(5.2)	(5.4)	(15.4)	(15.1)
Marketing fees	(1.3)	(0.9)	(1.8)	(1.5)
Revenue Less Ancillary Services	$116.8	$88.9	$285.3	$199.7
Payment processing services costs	42.9	32.3	110.6	78.3
Hosting and amortization costs within technology and development expenses	2.0	1.6	6.5	4.6
Cost of Revenue	$44.9	$33.9	$117.1	$82.9
Adjusted to:
Exclude printing and mailing costs	(5.2)	(5.4)	(15.4)	(15.1)
Offset marketing fees against related costs	(1.3)	(0.9)	(1.8)	(1.5)
Exclude depreciation and amortization	(1.7)	(1.3)	(5.0)	(3.7)
Adjusted Cost of Revenue	$36.7	$26.3	$94.9	$62.6
Gross Profit	$78.4	$61.3	$185.4	$133.4
Gross Margin	63.6%	64.4%	61.3%	61.7%
Adjusted Gross Profit	$80.1	$62.6	$190.4	$137.1
Adjusted Gross Margin	68.6%	70.4%	66.7%	68.7%

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(dollars in millions)	Transaction	Platform and Usage- Based Fee	Revenue	Transaction	Platform and Usage- Based Fee	Revenue
Revenue	$104.6	$18.7	$123.3	$77.1	$18.1	$95.2
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(5.2)	(5.2)	—	(5.4)	(5.4)
Marketing fees	(1.3)	—	(1.3)	(0.9)	—	(0.9)
Revenue Less Ancillary Services	$103.3	$13.5	$116.8	$76.2	$12.7	$88.9
Percentage of Revenue	84.8%	15.2%	100%	81.0%	19.0%	100.0%
Percentage of Revenue Less Ancillary Services	88.4%	11.6%	100%	85.7%	14.3%	100.0%

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(dollars in millions)	Transaction	Platform and Usage- Based Fee	Revenue	Transaction	Platform and Usage- Based Fee	Revenue
Revenue	$247.7	$54.8	$302.5	$167.5	$48.8	$216.3
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(15.4)	(15.4)	—	(15.1)	(15.1)
Marketing fees	(1.8)	—	(1.8)	(1.5)	—	(1.5)
Revenue Less Ancillary Services	$245.9	$39.4	$285.3	$166.0	$33.7	$199.7
Percentage of Revenue	81.9%	18.1%	100%	77.4%	22.6%	100.0%
Percentage of Revenue Less Ancillary Services	86.2%	13.8%	100%	83.1%	16.9%	100.0%

Revenue Less Ancillary Services at Constant Currency:

	Three Months Ended September 30,		Growth Rate
(dollars in millions)	2023	2022
Revenue	$123.3	$95.2	29.5%
Ancillary services	(6.5)	(6.3)
Revenue Less Ancillary Services	116.8	88.9	31.4%
Effects of foreign currency rate fluctuations	$(2.3)	—
Revenue Less Ancillary Services at Constant Currency	$114.5	$88.9	28.8%

	Nine Months Ended September 30,		Growth Rate
(dollars in millions)	2023	2022
Revenue	$302.5	$216.3	39.9%
Ancillary services	(17.2)	(16.6)
Revenue Less Ancillary Services	285.3	199.7	42.9%
Effects of foreign currency rate fluctuations	$2.8	—
Revenue Less Ancillary Services at Constant Currency	$288.1	$199.7	44.3%

EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net income (loss)	$10.6	$(4.3)	$(9.9)	$(38.2)
Interest expense	0.1	0.4	0.3	0.9
Provision for income taxes	0.8	1.3	2.3	2.9
Depreciation and amortization	4.0	3.4	12.1	9.2
EBITDA	15.5	0.8	4.8	(25.2)
Stock-based compensation expense and related taxes	11.6	9.3	32.3	23.3
Change in fair value of contingent consideration	—	1.3	0.4	0.3
Interest income	(3.8)	(1.3)	(7.7)	(1.5)
Loss from remeasurement of foreign currency	4.2	7.5	3.5	15.1
Indirect taxes related to intercompany activity	0.1	0.1	0.2	0.3
Acquisition related transaction costs (1)	—	0.2	—	0.4
Acquisition related employee retention costs (2)	(0.1)	0.3	0.8	1.2
Adjusted EBITDA	$27.5	$18.2	$34.3	$13.9

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

Economic Conditions and Resulting Consumer Spending Trends

Changes in macro-level consumer spending for education, healthcare and travel trends, including as a result of inflation or fluctuations in foreign exchange rates, could affect the amounts of volumes processed on our platform, thus resulting in fluctuations to our revenue streams.

Impact of the Conflict between Israel and Hamas

The Company has an office in Tel Aviv, Israel, which is one of the Company’s software development and product centers. As of the issuance date of these condensed consolidated financial statements, the conflict between Israel and Hamas has not had a material impact on the Company’s revenue, results of operations or financial position. The Company is engaged in active workforce management and efforts to preserve the health and safety of its Israeli FlyMates. However, since the Tel Aviv office is a healthcare engineering hub, the Company may experience customer service issues if there is a major problem as a result of the conflict and the Company is not able to service its platform on a timely basis. Further, the conflict may create a global challenge in outsourcing or hiring engineering talent.

Impact of the Conflict between Russia and Ukraine

We do not have any operations, or long-lived assets, in Ukraine or Russia. We are actively monitoring the situation in Ukraine and assessing its impact on our business, but as of the issuance date of these condensed consolidated financial statements, the current conflict between Russia and Ukraine has not had a material impact on the Company’s revenue, results of operations or financial position. The Company notes Ukraine is a major engineering hub and the Company may from time to time utilize technology resources from Ukraine on a contracted basis. The conflict may create a global challenge in outsourcing or hiring engineering talent. However, we have no way to predict the progress or outcome of the conflict or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time.

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

Impact of Inflation

Inflation did not have a material effect on our cash flows and results of operations during the three and nine months ended September 30, 2023.

Diversified Mix of Clients

We have a wide range of clients across our education, healthcare, travel and B2B verticals. Volumes and revenue from clients in education, our largest vertical, rely on international enrollments and student school preferences, which can fluctuate over time.

Dynamic Changes to Client Communication and Product Solutions

In response to the macroeconomic impact of the COVID-19 pandemic, we initiated a series of refinements to our technology and personalization engine to optimize our clients’ ability to offer payment plans and communicate effectively and digitally with their customers. For example, we developed streamlined versions of our solution that allowed healthcare clients to rapidly deploy secure payment capabilities in support of newly emergent telehealth services that were deployed in the early phases of the COVID-19 pandemic to enable remote healthcare services. Similarly, we configured some of our education payment plan solutions for a very streamlined implementation in support of our clients’ requests for affordability solutions for their students that could be deployed with minimal IT involvement. While we continue to invest in our technology and product capabilities, our ability to continue providing streamlined and effective products through our technology platform may impact our ability to retain and win new clients in the future. We believe that our ability to help increase payment affordability has become more critical to our clients as the lack of affordability drives the need for more financial flexibility.

Business Continuity

In response to COVID-19 developments, we implemented measures to focus on the safety of our FlyMates and support of our clients, while at the same time seeking to mitigate the impact on our financial position and operations. We have implemented remote working capabilities for our entire organization and to date, there has been minimal disruption to our operations. During the Spring of 2020, due to initial COVID-19 uncertainty, we reduced our workforce by approximately 12%. From July 2020 through September 30, 2023, our workforce increased by approximately 143% in order to meet the demand of client growth and life as a public company with the goal of ensuring continuity and growth. As vaccination rates increased and the pandemic abated, we reopened our offices to the extent local requirements allowed, although FlyMates continue to have the flexibility to work remotely. With the recent outbreak of hostilities in Gaza, we have also engaged in active workforce planning to ensure Israeli FlyMates are prepared to support the business without interruption and safety measures for FlyMates in Israel.

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

Results of Operations

Comparison of results for the three months ended September 30, 2023 and 2022

All amounts in the tables below are rounded to the nearest million. As a result, certain amounts may not recalculate using the rounded amounts provided.

The following table sets forth our consolidated results of operations for periods presented:

	Three Months Ended September 30,
(dollars in millions)	2023	2022	$ Change	% Change
Revenue	$123.3	$95.2	$28.1	29.5%
Payment processing services costs	42.9	32.3	10.6	32.8%
Technology and development	14.6	13.4	1.2	9.0%
Selling and marketing	27.1	21.7	5.4	24.9%
General and administrative	26.9	24.2	2.7	11.2%
Total costs and operating expense	111.4	91.6	19.8	21.6%
Income from operations	11.9	3.7	8.2	221.6%
Interest expense	(0.1)	(0.4)	0.3	(75.0)%
Interest income	3.8	1.3	2.5	192.3%
Loss from remeasurement of foreign currency	(4.2)	(7.5)	3.3	(44.0)%
Total other income (expense), net	(0.5)	(6.6)	6.1	(92.4)%
Income (loss) before provision for income taxes	11.4	(3.0)	14.4	(480.0)%
Provision for income taxes	0.8	1.3	(0.5)	(38.5)%
Net income (loss)	10.6	(4.3)	14.9	(346.5)%
Foreign currency translation adjustment	(2.6)	(0.3)	(2.3)	766.7%
Comprehensive income (loss)	$8.1	$(4.5)	$12.6	(280.0)%

Revenue

Revenue was $123.3 million for the three months ended September 30, 2023, compared to $95.2 million for the three months ended September 30, 2022, an increase of $28.1 million or 29.5%. Revenue is comprised of transaction revenue and platform and usage-based fee revenue as follows:

	Three Months Ended September 30,
(dollars in millions)	2023	2022	$ Change	% Change
Transaction revenue	$104.6	$77.1	$27.5	35.7%
Platform and usage-based fee revenue	18.7	18.1	0.6	3.3%
Revenue	$123.3	$95.2	$28.1	29.5%

Transaction revenue was $104.6 million for the three months ended September 30, 2023, compared to $77.1 million for the three months ended September 30, 2022, an increase of $27.5 million or 35.7%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes, from both our existing clients and new clients added during the three months ended September 30, 2023. We experienced strong growth in payment volume across all regions and verticals during the period. Total payment volume increased approximately 27% during the three months ended September 30, 2023 to $8.9 billion. Our marketing services revenue increased as a result of our payment partners using more of our marketing services during the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

Platform and usage-based fee revenue was $18.7 million for the three months ended September 30, 2023, compared to $18.1 million for the three months ended September 30, 2022, an increase of $0.6 million or 3.3%. The increase in platform and usage-based fee revenue was attributable to increased usage by our clients and new clients signed during the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

Payment Processing Services Costs

Payment processing services costs were $42.9 million for the three months ended September 30, 2023, compared to $32.3 million for the three months ended September 30, 2022, an increase of $10.6 million or 32.8%. The increase in payment processing services costs is correlated with the increase in total payment volume of 27% over the same period as well as increased use of credit cards, which have higher processing costs.

Technology and Development

Technology and development expenses were $14.6 million for the three months ended September 30, 2023, compared to $13.4 million for the three months ended September 30, 2022, an increase of $1.2 million or 9.0%. The increase in technology and development costs was primarily driven by an increase in stock-based compensation expense, amortization expense and software and hosting expenses, partially offset by a decrease in training and recruiting expenses. Stock-based compensation expense was $2.4 million for the three months ended September 30, 2023, compared to $1.4 million for the three months ended September 30, 2022, an increase of $1.0 million or 71.4%. The increase in stock-based compensation expense is attributable to equity grants awarded to existing and new FlyMates. Amortization of intangible assets was $2.0 million for the three months ended September 30, 2023, compared to $1.6 million for the three months ended September 30, 2022, an increase of $0.4 million or 25.0%. The increase in amortization expense was primarily due to an increase in amortization for internally developed software. Software and hosting expenses were $1.3 million for the three months ended September 30, 2023, compared to $1.1 million for the three months ended September 30, 2022, an increase of $0.2 million or 18.2%. The increase in software and hosting expenses was primarily related to increased hosting fees based on payment volumes growth and additional software needs based on headcount growth. Training and recruiting expenses were $0 for the three months ended September 30, 2023, compared to $0.1 million for the three months ended September 30, 2022, a decrease of $0.1 million or 100.0%. Lower training and recruiting expenses were due to decreased FlyMate recruiting efforts for the three months ended September 30, 2023, compared to the for the three months ended September 30, 2022.

Selling and Marketing

Selling and marketing expenses were $27.1 million for the three months ended September 30, 2023, compared to $21.7 million for the three months ended September 30, 2022, an increase of $5.4 million or 24.9%. The increase in selling and marketing expenses was primarily driven by an increase in personnel costs, professional fees, marketing expenses, stock-based compensation expense and amortization expense, partially offset by a decrease in other costs. Personnel costs were $13.8 million for the three months ended September 30, 2023, compared to $11.8 million for the three months ended September 30, 2022, an increase of $2.0 million or 16.9%. The increase in personnel costs was primarily driven by an increase in headcount within our selling and marketing teams and commissions earned on sales during the period. Professional fees were $5.5 million for the three months ended September 30, 2023, compared to $3.7 million for the three months ended September 30, 2022, an increase of $1.8 million or 48.6%. The increase in professional fees was due to increases in third party commissions. Marketing expenses were $2.0 million for the three months ended September 30, 2023, compared to $1.0 million for the three months ended September 30, 2022, an increase of $1.0 million or 100.0%. The increase in marketing expenses is attributable to marketing outreach efforts. Stock-based compensation expense was $3.1 million for the three months ended September 30, 2023, compared to $2.2 million for the three months ended September 30, 2022, an increase of $0.9 million or 40.9%. The increase in stock-based compensation expense is attributable to equity grants awarded to existing and new FlyMates. Amortization of intangible assets was $1.2 million for the three months ended September 30, 2023, compared to $0.9 million for the three months ended September 30, 2022, an increase of $0.3 million or 33.3%. The increase in amortization expense was due to acquired customer relationships related to the Cohort Go acquisition. Other costs were $0 for the three months ended September 30, 2023, compared to $0.4 million for the three months ended September 30, 2022, a decrease of $0.4 million or 100.0%. The decrease in other costs is primarily due to a decrease in uncollectible receivables from customers.

General and Administrative

General and administrative expenses were $26.9 million for the three months ended September 30, 2023, compared to $24.2 million for the three months ended September 30, 2022, an increase of $2.7 million or 11.2%. The increase in general and administrative expenses was primarily driven by an increase in stock-based compensation expense, personnel costs, software and hosting expenses, professional fees and other costs, partially offset by a change in the fair value of contingent consideration. Stock-based compensation expense was $5.9 million for the three months ended September 30, 2023, compared to $4.9 million for the three months ended September 30, 2022, an increase of $1.0 million or 20.4%. The increase in stock-based compensation expense is attributable to equity grants awarded to existing and new FlyMates. Personnel costs were $10.1 million for the three months ended September 30, 2023, compared to $9.0 million for the three months ended September 30, 2022, an increase of $1.1 million or 12.2%. The increase in personnel costs was primarily driven by an increase in headcount. Software and hosting expenses were $2.2 million for the three months ended September 30, 2023, compared to $1.4 million for the three months ended September 30, 2022, an increase of $0.8 million or 57.1%. The increase in software and hosting expenses was primarily related to increased hosting fees based on growth in payment volumes and additional software needs based on headcount growth. Professional fees were $3.2 million for the three months ended September 30, 2023, compared to $2.5 million for the three months ended September 30, 2022, an increase of $0.7 million or 28.0%. The increase in professional fees was due to increased legal, consulting and audit fees. Other costs were $2.2 million for the three months ended September 30, 2023, compared to $1.8 million for the three months ended September 30, 2022, an increase of $0.4 million or 22.2%. The increase in other costs was primarily due to increased indirect taxes and miscellaneous expenses recorded during the period. The change in the fair value of contingent consideration related to acquisitions was $0 for the three months ended September 30, 2023, compared to $1.2 million for the three months ended September 30, 2022, a decrease of $1.2 million or 100.0%. The decrease in the change in the fair value of contingent consideration was due to an adjustment related to the WPM contingent consideration for the period.

Interest Expense

Interest expense was $0.1 million for the three months ended September 30, 2023, compared to $0.4 million for the three months ended September 30, 2022, a decrease of $0.3 or 75.0%. On October 28, 2022, we repaid the $25.9 million outstanding under our Revolving Credit Facility, which resulted in no interest expense on debt for the three months ended September 30, 2023. Interest expense for the three months ended September 30, 2023 consists primarily of amortization of debt issuance cost and debt discount from our previous LSA.

Interest Income

Interest income was $3.8 million for the three months ended September 30, 2023, compared to $1.3 million for the three months ended September 30, 2022, an increase of $2.5 million or 192.3%. The increase in interest income was due an increase in yield earned from our investment in money market funds as interest rates increased during the current period, combined with an increase in our cash balance, compared to the three months ended September 30, 2022.

Loss from Remeasurement of Foreign Currency

Loss from remeasurement of foreign currency was $4.2 million for the three months ended September 30, 2023, compared to $7.5 million for the three months ended September 30, 2022, a decrease of $3.3 million or 44.0%. The decrease was primarily the result of the remeasurement of foreign currency transactions into the British pound sterling and impact of fluctuations in exchange rates during respective remeasurement periods.

Provision for Income Taxes

Provision for income taxes was $0.8 million for the three months ended September 30, 2023, compared to $1.3 million for the three months ended September 30, 2022, a decrease of $0.5 million or 38.5%. The income tax provision for the three months ended September 30, 2023 and 2022 was primarily attributable to activity in our foreign subsidiaries and U.S. state taxes. Our effective tax rate was 5.8% for the three months ended September 30, 2023, compared to (42.6)% for the three months ended September 30, 2022.

Comparison of results for the nine months ended September 30, 2023 and 2022

All amounts in the tables below are rounded to the nearest million. As a result, certain amounts may not recalculate using the rounded amounts provided.

The following table sets forth our consolidated results of operations for periods presented:

	Nine Months Ended September 30,
(dollars in millions)	2023	2022	$ Change	% Change
Revenue	$302.5	$216.3	$86.2	39.9%
Payment processing services costs	110.6	78.3	32.3	41.3%
Technology and development	45.1	37.6	7.5	19.9%
Selling and marketing	78.8	58.2	20.6	35.4%
General and administrative	79.6	63.1	16.5	26.1%
Total costs and operating expense	314.0	237.2	76.8	32.4%
Loss from operations	(11.5)	(20.8)	9.3	(44.7)%
Interest expense	(0.3)	(0.9)	0.6	(66.7)%
Interest income	7.7	1.5	6.2	413.3%
Loss from remeasurement of foreign currency	(3.5)	(15.1)	11.6	(76.8)%
Total other income (expense), net	3.9	(14.5)	18.4	(126.9)%
Loss before provision for income taxes	(7.6)	(35.4)	27.8	(78.5)%
Provision for income taxes	2.3	2.9	(0.6)	(20.7)%
Net loss	(9.9)	(38.2)	28.3	(74.1)%
Foreign currency translation adjustment	(0.5)	(0.4)	(0.1)	25.0%
Comprehensive loss	$(10.4)	$(38.6)	$28.2	(73.1)%

Revenue

Revenue was $302.5 million for the nine months ended September 30, 2023, compared to $216.3 million for the nine months ended September 30, 2022, an increase of $86.2 million or 39.9%. Revenue is comprised of transaction revenue and platform and usage-based fee revenue as follows:

	Nine Months Ended September 30,
(dollars in millions)	2023	2022	$ Change	% Change
Transaction revenue	$247.7	$167.5	$80.2	47.9%
Platform and usage-based fee revenue	54.8	48.8	6.0	12.3%
Revenue	$302.5	$216.3	$86.2	39.9%

Transaction revenue was $247.7 million for the nine months ended September 30, 2023, compared to $167.5 million for the nine months ended September 30, 2022, an increase of $80.2 million or 47.9%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes, from both our existing clients and new clients added during the nine months ended September 30, 2023. We experienced strong growth in payment volume across all regions and verticals during the period. Total payment volume increased approximately 33% during the nine months ended September 30, 2023 to $18.6 billion. Our marketing services revenue increased as a result of our payments partners using more of our marketing services during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Platform and usage-based fee revenue was $54.8 million for the nine months ended September 30, 2023, compared to $48.8 million for the nine months ended September 30, 2022, an increase of $6.0 million or 12.3%. The increase in platform and usage-based fee revenue was attributable to increased usage by our clients and new clients signed during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Payment Processing Services Costs

Payment processing services costs were $110.6 million for the nine months ended September 30, 2023, compared to $78.3 million for the nine months ended September 30, 2022, an increase of $32.3 million or 41.3%. The increase in payment processing services costs is correlated with the increase in total payment volume of 33% over the same period as well as increased use of credit cards, which have higher processing costs.

Technology and Development

Technology and development expenses were $45.1 million for the nine months ended September 30, 2023, compared to $37.6 million for the nine months ended September 30, 2022, an increase of $7.5 million or 19.9%. The increase in technology and development expenses was primarily driven by an increase in personnel costs, stock-based compensation expense and amortization expense. Personnel costs were $27.9 million for the nine months ended September 30, 2023, compared to $23.8 million for the nine months ended September 30, 2022, an increase of $4.1 million or 17.2%. The increase in personnel costs was primarily driven by an increase in headcount within our technology and development teams and bonuses. Stock-based compensation expense was $6.4 million for the nine months ended September 30, 2023, compared to $3.6 million for the nine months ended September 30, 2022, an increase of $2.8 million or 77.8%. The increase in stock-based compensation expense is attributable to equity grants awarded to existing and new FlyMates. Amortization of intangible assets was $5.8 million for the nine months ended September 30, 2023, compared to $4.7 million for the nine months ended September 30, 2022, an increase of $1.1 million or 23.4%. The increase in amortization expense was primarily due to an increase in amortization for internally developed software.

Selling and Marketing

Selling and marketing expenses were $78.8 million for the nine months ended September 30, 2023, compared to $58.2 million for the nine months ended September 30, 2022, an increase of $20.6 million or 35.4%. The increase in selling and marketing expenses was primarily driven by an increase in personnel costs, professional fees, stock-based compensation expense, amortization expense and marketing expenses. Personnel costs were $41.5 million for the nine months ended September 30, 2023, compared to $33.0 million for the nine months ended September 30, 2022, an increase of $8.5 million or 25.7%. The increase in personnel costs was primarily driven by an increase in headcount within our selling and marketing teams and commissions earned on sales during the period. Professional fees were $14.1 million for the nine months ended September 30, 2023, compared to $7.2 million for the nine months ended September 30, 2022, an increase of $6.9 million or 95.8%. The increase in professional fees was due to increases in third party commissions. Stock-based compensation expense was $8.8 million for the nine months ended September 30, 2023, compared to $5.8 million for the nine months ended September 30, 2022, an increase of $3.0 million or 51.7%. The increase in stock-based compensation expense is attributable to equity grants awarded to existing and new FlyMates. Amortization of intangible assets was $3.8 million for the nine months ended September 30, 2023, compared to $2.8 million for the nine months ended September 30, 2022, an increase of $1.0 million or 35.7%. The increase in amortization expense was due to acquired customer relationships related to the Cohort Go acquisition. Marketing expenses were $5.4 million for the nine months ended September 30, 2023, compared to $4.5 million for the nine months ended September 30, 2022, an increase of $0.9 million or 20.0%. The increase in marketing expenses is primarily due to increase in marketing outreach efforts.

General and Administrative

General and administrative expenses were $79.6 million for the nine months ended September 30, 2023, compared to $63.1 million for the nine months ended September 30, 2022, an increase of $16.5 million or 26.1%. The increase in general and administrative expenses was primarily driven by the increase in personnel costs, stock-based compensation expense, other costs, professional fees and software and hosting expenses. Personnel costs were $30.8 million for the nine months ended September 30, 2023, compared to $24.5 million for the nine months ended September 30, 2022, an increase of $6.3 million or 25.7%. The increase in personnel costs was primarily driven by an increase in headcount and bonuses. Stock-based compensation expense was $16.2 million for the nine months ended September 30, 2023, compared to $13.1 million for the nine months ended September 30, 2022, an increase of $3.1 million or 23.7%. The increase in stock-based compensation expense is attributable to equity grants awarded to existing and new FlyMates. Other costs were $5.7 million for the nine months ended September 30, 2023, compared to $3.0 million for the nine months ended September 30, 2022, an increase of $2.7 million or 90.0%. The increase in other costs was primarily due to increased hedging fees related to an increase in total payment volume and indirect taxes recorded during the period. Professional fees were $10.5 million for the nine months ended September 30, 2023, compared to $8.0 million for the nine months ended September 30, 2022, an increase of $2.5 million or 31.2%. The increase in professional fees was due to increased legal, consulting and audit fees. Software and hosting expenses were $6.0 million for the nine months ended September 30, 2023, compared to $4.0 million for the nine months ended September 30, 2022, an increase of $2.0 million or 50.0%. The increase in software and hosting expenses was primarily related to increased hosting fees based on payment volumes growth and additional software needs based on headcount growth.

Interest Expense

Interest expense was $0.3 million for the nine months ended September 30, 2023, compared to $0.9 million for the nine months ended September 30, 2022, a decrease of $0.6 million or 66.7%. On October 28, 2022, we repaid the $25.9 million outstanding under our Revolving Credit Facility, which resulted in no interest expense on debt for the nine months ended September 30, 2023. Interest expense for the nine months ended September 30, 2023 consists primarily of amortization of debt issuance cost and debt discount from our previous LSA.

Interest Income

Interest income was $7.7 million for the nine months ended September 30, 2023, compared to $1.5 million for the for the nine months ended September 30, 2022, an increase of $6.2 million or 413.3%. The increase in interest income was due the Company's investment in interest bearing accounts during the second quarter of 2022, an increase in yield earned from our investment in money market funds as interest rates increased during the current period, compared to the nine months ended September 30, 2022 and an increase in the Company's cash balance.

Loss from Remeasurement of Foreign Currency

Loss from remeasurement of foreign currency was $3.5 million for the nine months ended September 30, 2023, compared to $15.1 million for the nine months ended September 30, 2022, a decrease of $11.6 million or 76.8%. The decrease was primarily the result of the remeasurement of foreign currency transactions into the British pound sterling and impact of fluctuations in exchange rates during respective remeasurement periods.

Provision for Income Taxes

Provision for income taxes was $2.3 million for the nine months ended September 30, 2023, compared to $2.9 million for the nine months ended September 30, 2022, a decrease of $0.6 million or 20.7%. The income tax provision for the nine months ended September 30, 2023 and 2022 was primarily attributable to activity in our foreign subsidiaries and U.S. state taxes. Our effective tax rate was (28.6)% for the nine months ended September 30, 2023 compared to (8.1)% for the nine months ended September 30, 2022.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through proceeds received from sales of equity securities, credit facilities and payments received from our clients as further detailed below.

On August 14, 2023, the Company sold 8,000,000 shares of its voting common stock and on September 12, 2023, the Underwriters exercised the Underwriters’ Option in part and purchased an additional 500,000 shares of the Company's voting common stock, in each instance at a price to the public of $32.00 per share. The Company raised aggregate proceeds of $260.1 million, net of underwriter discounts and commissions of $10.9 million and other issuance costs of $1.1 million.

As of September 30, 2023, our principal source of liquidity is cash and cash equivalents of $638.2 million. Cash equivalents is comprised primarily of money market funds.

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

Cash Flows

The following table sets forth a summary of our cash flow information for the periods presented:

	Nine Months Ended September 30,
(in millions)	2023	2022
Net cash provided by (used) in operating activities	$20.9	$(27.7)
Net cash used in investing activities	(5.1)	(22.6)
Net cash provided by financing activities	270.7	0.6
Effect of exchange rate changes on cash and cash equivalents	0.6	11.6
Net increase (decrease) in cash, cash equivalents and restricted cash	$287.0	$(38.1)

Operating Activities

Net cash provided by (used in) operating activities consists of net loss adjusted for certain non-cash items and changes in other assets and liabilities.

During the nine months ended September 30, 2023, cash provided by operating activities of $20.9 million was primarily the result of net loss of $9.9 million adjusted for non-cash expenses of $43.7 million, which primarily included stock-based compensation expenses of $31.3 million, depreciation and amortization of $11.8 million and provision for uncollectible accounts of $0.5 million, offset by a deferred tax benefit of $0.9 million and $13.0 million related to changes in our operating assets and liabilities.

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

Investing Activities

During the nine months ended September 30, 2023, cash used in investing activities of $5.1 million was the result of capitalization of internally developed software costs of $4.1 million and purchase of property and equipment of $0.9 million.

During the nine months ended September 30, 2022, cash used in investing activities of $22.6 million was primarily the result of our acquisition of Cohort Go for purchase consideration of $16.9 million, capitalization of internally developed software costs of $4.1 million and purchase of property and equipment of $1.1 million.

Financing Activities

During the nine months ended September 30, 2023, cash provided by financing activities of $270.7 million was the result of proceeds from issuance of common stock under public offering of $261.1 million, proceeds from exercise of stock options of $8.5 million and proceeds from issuance of stock under the ESPP of $2.7 million, offset by payments for contingent consideration of $1.2 million related to our acquisition of Cohort Go and payments of costs related to public offering of $0.4 million.

During the nine months ended September 30, 2022, cash provided by financing activities of $0.6 million was the result of proceeds from the exercise of stock options of $5.2 million and proceeds from the issuance of stock under the ESPP of $1.3 million, offset by payments of contingent consideration of $3.3 million related to our acquisition of Simplee and payments of tax withholdings of $2.6 million for net settled option exercises.

As of September 30, 2022, we had $25.9 million of outstanding indebtedness under the Revolving Credit Facility. On October 28, 2022, we repaid the $25.9 million outstanding under the Revolving Credit Facility. As of September 30, 2023, we had $0 of outstanding indebtedness under the Revolving Credit Facility. Following the repayment, we continue to have access to a total commitment of $50.0 million under the Revolving Credit Facility. On June 23, 2023, the Company executed the First Amendment to the Revolving Credit Facility to transition from the LIBOR benchmark rate to the SOFR reference rate effective June 30, 2023. The Revolving Credit Facility consists of ABR loans or Eurodollar Borrowings, at our option. In accordance with the First Amendment, ABR loans bear interest at the ABR plus the applicable rate. Eurodollar Borrowings bear interest at the Adjusted Term SOFR plus the applicable rate. The ABR rate is based on the greatest of (a) the Prime Rate (b) the Federal Funds Effective Rate plus 1/2 of 1% and (c) the Adjusted Term SOFR for a one-month interest period plus 1%. The Adjusted Term SOFR is based on (a) the Term SOFR plus (b) the applicable spread adjustment ranging from 0.11448% to 0.71513% depending on the length of the SOFR interest period multiplied by (c) the Statutory Reserve Rate. The applicable rate is based upon the Company’s liquidity as of the most recent consolidated financial information and ranges from 0.75% to 2.25%. Prior to the First Amendment, ABR loans borne interest at the ABR plus the applicable rate. Eurodollar Borrowings borne interest at the Adjusted LIBOR plus the applicable rate. ABR rate was based on the greatest of (a) the Prime Rate (b) the Federal Funds Effective Rate plus 1/2 of 1% and (c) the Adjusted LIBOR for a one-month interest period plus 1%. The adjusted LIBOR was based on (a) the LIBOR for such interest period multiplied by (b) the Statutory Reserve Rate. The applicable rate was based upon the Company’s liquidity as of the most recent consolidated financial information and ranged from 0.75% to 2.25%. The Revolving Credit Facility incurs a commitment fee ranging from 0.25% to 0.35% based upon our liquidity as of the most recent consolidated financial information assessed on the average undrawn portion of the available commitment.

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

As of September 30, 2023 and December 31, 2022, there was no outstanding indebtedness under the Revolving Credit Facility. An immediate 10% increase or decrease in interest rates would not have a material effect on our financial position, results of operations or cash flows.

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

Our cash flows and operating results may also be impacted by fluctuations in foreign currency exchange rates between the U.S. Dollar and various currencies, in particular the British Pound. The value of our revenue and profits in local currencies may be worth more or less in U.S. Dollars due to a strengthening or weakening, respectively, of those currencies against the U.S. Dollar. During the quarter ended September 30, 2023, as the U.S. Dollar weakened against several currencies, including the British Pound, relative to the same period in the prior year, these foreign exchange impacts increased our reported revenue in U.S. Dollars by approximately $2.3 million compared to the quarter ended September 30, 2022 on a constant currency basis.

Fluctuations in foreign currency exchange rates may also impact the value of assets and liabilities denominated in currencies other than the functional currencies of our entities. Our reporting currency and the functional currency of our subsidiaries, with the exception of our U.K. and Australian subsidiaries, is the U.S. Dollar. The functional currency for our U.K. and Australian subsidiaries is the local currency, or British Pound and Australian Dollar, respectively. Financial statements of our foreign subsidiaries are translated from local currency into U.S. Dollars using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates in effect during the period for revenue and expenses. Resulting translation adjustments are included as a component of accumulated other comprehensive loss in our condensed consolidated balance sheets. Gains and losses from the remeasurement of foreign currencies into functional currencies are recognized in the condensed consolidated statements of operations and comprehensive income (loss). A potential change in foreign exchange rates of 10% from such remeasurement would have impacted loss before income taxes by approximately $16.7 million and $10.9 million at September 30, 2023 and December 31, 2022, respectively.

Inflation Risk

Inflation did not have a material effect on our cash flows and results of operations during the three or nine months ended September 30, 2023. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increase in prices of our product offerings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial and Accounting Officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a- 15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We may be unable to enter or expand into new verticals or sub-verticals, including our relatively new business-to-business (B2B) payment vertical.
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

We were incorporated in 2009 and have experienced net losses from our operations since inception. We generated net losses of $39.3 million and $28.1 million for the years ended December 31, 2022 and 2021, respectively, and $9.9 million during the nine months ended September 30, 2023. In addition, as of September 30, 2023, we had an accumulated deficit of $175.1 million. We have experienced significant revenue growth in recent periods and we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our solutions, including introducing new functionality, and to expand our marketing programs and sales teams to drive new client adoption, expand strategic partner integrations, and support international and industry expansion. Our operating results are also impacted by the mix of our revenue generated from our different revenue sources, which include transaction revenue and platform and usage-based fee revenue. Changes in our revenue mix from quarter to quarter, including those derived from cross-border or domestic currency transactions, will impact our margins, and we may not be able to grow our revenue margin adequately to achieve or sustain profitability. In addition, the mix of payment methods utilized by our clients’ customers may have an impact on our margins given that our costs associated with certain payment methods, such as credit cards, are higher than other payment methods accepted by our solutions, such as bank transfers. Due to the cross-border nature of much of our business, fluctuations in foreign currency exchange rates, slowdowns in international mobility and other regional considerations may affect our operating results. We will also face increased compliance and security costs associated with growth, the expansion of our client base, and being a public company, including our transition to a large accelerated filer status as of December 31, 2022. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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
•
unexpected events, including those resulting from climate change, international or civil conflicts and wars, or other geopolitical events;
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

A majority of the total payment volume we have historically processed is cross-border payments denominated in many foreign currencies, which subjects us to foreign currency risk. The strengthening or weakening of the U.S. dollar versus these foreign currencies impacts the translation of our net revenues generated in these foreign currencies into the U.S. dollar. For example, during the quarter ended September 30, 2023, as the U.S. Dollar weakened against several currencies, including the British Pound, relative to the same period in the prior year, these foreign exchange impacts increased our reported revenue in U.S. Dollars by approximately $2.3 million compared to the quarter ended September 30, 2022 on a constant currency basis. In connection with providing our solutions in multiple currencies, we may face financial exposure if we are unable to implement appropriate hedging strategies, negotiate beneficial foreign exchange rates, or as a result of fluctuations in foreign exchange rates between the times that we set them. We also have foreign exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. We also incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies, including the recent depreciation of the Russian ruble, could result in the dollar equivalent of our expenses being higher which may not be offset by additional revenue earned in the local currency. This could have a negative impact on our reported results of operations.

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
•
Changing perceptions about in-person classes. Students may reject the opportunity to attend courses in person, when online or virtual classes are offered as an option, due to growing familiarity and perceived convenience of remote learning or a lower price point for online classes.
•
Our clients’ rankings, reputation and marketing efforts strongly affect enrollments, none of which we control. If we fail to maintain or add clients with strong, stable reputations and rankings, they will fail to achieve consistent enrollments.

•
Declines in international student enrollment. Global conflict and restrictions on immigration or the award of student visas can negatively impact the cross-border education industry and schools that rely on foreign student populations will be negatively affected or may cease operations.
•
General economic conditions. Any contraction in the economy could be expected to reduce enrollment in higher education, whether by reducing funding, reducing corporate allowances for continuing education, general reductions in employment or savings or other factors.

International cross-border transaction revenue represents a significant part of our revenue; international regulations and restrictions that inhibit cross-border travel and relocation of international students, as well as ongoing political friction between China and the U.S. that have slowed the growth of Chinese students studying in the U.S. and may have resulted in changes in Chinese student education destinations, have had and may continue to have an impact on our revenue growth. More recently, political friction between India and Canada could potentially slow the growth of Indian students studying in Canada, especially if tensions continue to rise.

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

Finally, our competitors, including major EHR providers, may have the ability to devote more financial and operational resources than we can to developing new technologies and services, including services that provide improved operating functionality, and adding features to their existing service offerings. Relationships with companies in the EHR space and business focused on revenue lifecycle management are critical to leverage if we are to add to our healthcare customer portfolio. However, intense competition and rising costs experienced by certain major EHR providers has resulted, in certain cases, in increased financial strain on these businesses, and in at least one notable instance, an action to seek bankruptcy protection. To the extent we have outstanding amounts owed to us by companies that seek bankruptcy protection, it may become difficult for us to be paid in full in a timely manner, if at all. For instance, in May 2023, Client A filed for voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As of September 30, 2023, we had $3.1 million recorded within accounts receivable attributed to Client A, net of allowance. On November 2, 2023, a settlement agreement was reached and the Company collected all of its pre-petition outstanding balance of $2.6 million from Client A. Many of these companies may offer products and services similar to ours and may have greater name recognition, longer operating histories, stronger and more dependent client relationships, larger marketing budgets, and greater resources than us. If successful, their development efforts could render our solutions less desirable, resulting in the loss of our existing clients or a reduction in the fees we generate from our solutions.

Our business serving clients in the travel sector may be sensitive to events affecting the travel industry in general.

Events like regional or larger scale conflicts, war or other military conflict, including the conflicts between Russia and Ukraine, and Israel and Hamas, terrorist attacks, mass shooting incidents, natural disasters, such as hurricanes, earthquakes, fires, droughts, floods and volcanic activity, including events resulting from climate change, and travel-related health events, such as the COVID-19 pandemic, have a negative impact on the travel industry and affect travelers’ behavior by limiting their ability or willingness to visit certain locations. In addition, the travel industry can be negatively impacted by adverse economic conditions in the United States and globally, including economic slowdown and inflation. We are not in a position to evaluate the net effect of these circumstances on our business as these events are largely unpredictable; however, we believe there has been negative impact to our business due to such events. Furthermore, in the longer term, our business might be negatively affected by financial pressures on or changes to the travel industry. For example, certain jurisdictions, particularly in Europe, are considering regulations intended to address the issue of “overtourism” including by restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas, such as by restricting construction of new hotels or the renting of homes or apartments. Such regulations could adversely affect travel and the volume of travel related payments that we process for our clients. The United States has implemented or proposed, or is considering, various travel restrictions and actions that could affect U.S. trade policy or practices, which could also adversely affect travel to or from the United States. If such events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business. The payment volume from our travel vertical represents less than 10% of our total payment volume. Because we seek to grow the payment volume and the revenue from this vertical in the future, failure to grow our payment volume and resulting revenue from this industry, may have an adverse effect on our business, operating results and financial condition.

With respect to the COVID-19 pandemic specifically, our 2020 financial results related to serving our existing travel clients and growing our client base in the travel sector were negatively impacted. During the years ended December 31, 2021 and 2022, we witnessed recoveries in our financial results and growth in revenue and payment volumes in our travel payment vertical. While improvements have been noted, we are still experiencing impacts to our travel clients but the extent and duration of such impact in the long term is largely uncertain as it is dependent on future developments that cannot be accurately predicted at this time, including, but not limited to, the emergence of variants and sub-variants, international regulations and restrictions that inhibit cross-border travel, global availability of vaccines and administration of vaccination, the rate of "herd immunity" and the impact of these and other factors on travel behavior.

If we are unable to enter or expand new client verticals or sub-verticals, including our relatively new B2B payment vertical, or if our solutions for any new vertical fail to achieve market acceptance, our operating results could be adversely affected and we may be required to reconsider our growth strategy.

Our growth strategy is influenced, in part, on our ability to expand into new client verticals and sub-verticals, including our relatively new B2B payment vertical. The B2B payment vertical represents a relatively new market for us, and we have limited prior experience with the key enterprise resource planning (ERP) platforms that are critical to the B2B payment vertical. Accordingly, our lack of experience in the B2B payment vertical and with the key ERP platforms may result in operational difficulties, which could cause a delay or failure to integrate and realize the benefits of entering into this vertical. In addition, B2B payments carry a higher risk profile than education or healthcare receivables, and we will be required to devote more resources to manage the increased risk inherent in these payments. Banking and other payment services partners may be more reluctant to support B2B payment flows, and countries with currency controls are less likely to permit payments of a B2B nature. The payment volume and resulting revenue from our B2B payment vertical represents, and is expected for the foreseeable future to represent, less than 10% of our total payment volume and revenue. We expect both the payment volume and the revenue from this vertical to grow over time. As such, failure to grow our payment volume and resulting revenue from our B2B payment vertical may have an adverse effect on our business, operating results and financial condition.

We may be unable to identify new verticals or sub-verticals that meet our criteria for selecting industries that our solutions are ideally suited to address. In addition, our market validation process may not support entry into selected verticals due to our perception of the overall market opportunity or of the willingness of market participants within those verticals to adopt our solutions.

Even if we choose to enter new verticals or sub-verticals, our market validation process does not guarantee our success. We may be unable to tailor our solutions for a new vertical or, in the event that we enter a new vertical by way of a strategic acquisition, we may be unable to leverage the acquired platform in time to take advantage of the identified market opportunity, and any delay in our time-to-market could expose us to additional competition or other factors that could impede our success. In addition, any solution we develop or acquire for a new vertical may not provide the functionality required by potential clients or their customers and, as a result, may not achieve widespread market acceptance within the new vertical. To the extent we choose to enter new verticals, whether organically or via strategic acquisition, we may invest significant resources to develop and expand the functionality of our solutions to meet the needs of customers in those verticals, which investments will occur in advance of our realization of revenue from them.

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

As we seek to continue to expand our business, our overall performance will depend in part on worldwide economic and geopolitical conditions. Economies domestically and internationally have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, employment pressures in services sectors, volatility in the banking ecosystem or credit, equity and foreign exchange markets, bankruptcies, as well as war, terrorist activity, political or social unrest, civil strife and other geopolitical uncertainty, including the effects of ongoing United States-China and Canada-India diplomatic and trade friction, and the resulting impact on business continuity and travel, supply chain disruptions, inflation, security issues, and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. To the extent that inflationary pressures and other global factors lead to an economic recession, demand for our solutions, our business and financial condition could be negatively impacted.

For example, on February 24, 2022, Russian military forces invaded Ukraine, and continued conflict and disruption in the region is likely, and on October 7, 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. On October 8, 2023, Israel formally declared war on Hamas, and the armed conflict is ongoing as of the date of this filing. Although the length, impact and outcome of the ongoing conflicts in Ukraine and Israel are highly unpredictable, these conflicts could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as an increase in cyberattacks and espionage.

We are actively monitoring the situations in Ukraine and Israel and assessing any potential impact on our business, but to date have not experienced any material impact. We have no way to predict the progress or outcome of the conflicts in Ukraine and Israel as the conflicts, and any resulting government reactions, continue to develop beyond our control and can quickly change. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time. As the adverse effects of these conflicts continue to develop and potentially spread, both in Europe, the Middle East and through the rest of the world, our customers, and customer behavior, may be negatively impacted, which could negatively affect sales and sales cycles and overall demand for our solutions. Further or prolonged impacts on the global economy could also cause businesses to curtail business expenses, which could hinder our ability to attract new clients or result in a decrease in payment volume. It is not possible to predict the ultimate broader consequences of these conflicts and any of the abovementioned factors could have a material adverse effect on our business, financial condition and results of operations, particularly to the extent the conflict escalates to involve additional countries, further economic sanctions and wider military conflicts. Any such disruptions could also magnify the impact of other risks described in this Quarterly Report on Form 10-Q.

In addition, political instability or adverse political developments and new or continued economic deterioration in any of the countries in which we operate could harm our business, results of operations and financial condition.

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

We have an office in Tel Aviv, Israel. Conditions in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, may affect our operations.

Because we have an office in Tel Aviv, Israel, our business and operations are directly affected by economic, political, geopolitical and military conditions in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries and terrorist organizations active in the region. These conflicts have involved missile strikes, hostile infiltrations and terrorism against civilian targets in various parts of Israel, which have negatively affected business conditions in Israel.

On October 7, 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. On October 8, 2023, Israel formally declared war on Hamas, and the armed conflict is ongoing as of the date of this filing. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Moreover, the clash between Israel and Hezbollah in Lebanon, may escalate in the future into a greater regional conflict.

Although we currently do not expect the ongoing conflict to affect our business, financial condition and results of operations, there can be no assurances that further unforeseen events will not have a material adverse effect on our business, financial condition and results of operations in the future.

The Israel Defense Force (the “IDF”), the national military of Israel, is a conscripted military service, subject to certain exceptions. Since October 7, 2023, the IDF has called up more than 350,000 of its reserve forces to serve. It is possible that there will be further military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, for example, may have unintended negative effects and adversely impact our business, financial condition and results of operations.

Shelter-in-place and work-from-home measures, government-imposed restrictions on movement and travel and other precautions taken to address the ongoing conflict may temporarily disrupt our employees’ ability to effectively perform their daily tasks.

It is currently not possible to predict the duration or severity of the ongoing conflict or its effects on our business, operations and financial conditions. The ongoing conflict is rapidly evolving and developing, and could disrupt our business and operations, interrupt our sources and availability of supply and hamper our ability to raise additional funds or sell our securities, among others.

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

For the year ended December 31, 2022, we processed over $18.1 billion in payments on our solutions, compared to approximately $13.2 billion for the year ended December 31, 2021. For the nine months ended September 30, 2023, we processed approximately $18.6 billion in payments on our solutions. We have grown rapidly and seek to continue to grow, and our business is subject to the risk of financial losses as a result of chargebacks for client-related losses, credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors in our solutions. As a provider of accounts receivable and other payment solutions, we enable the transfer of funds to our clients from their customers. Software errors in our solutions and operational errors by our FlyMates and business partners may also expose us to losses. In our business model, subject to certain exceptions, we function as a merchant of record in connection with the receipt of payments by our clients’ customers, which subjects us to chargeback risk in the event a client’s customer cancels or otherwise does not receive the services for which such customer paid. Although our client contracts allow us to pass such chargeback risk to our client, if the client has gone out of business, we may be unable to collect on the chargeback and will bear the economic loss, which will negatively impact our business.

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

Our cash equivalents include money market funds, which are AAA-rated and comprised of liquid, high-quality debt securities issued by the U.S. government. Our access to our cash and cash equivalents and client funds could be significantly impacted in volatile markets given our concentration in government money market funds or impaired by the financial institutions with which we have arrangements directly, if such financial institutions are facing liquidity constraints or failures. We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. A failure of a depository institution to return these deposits, or if a depository institution is subject to other adverse conditions in the financial or credit markets, could further impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity, financial performance and ability to recover or repay client funds. If one or more of our bank partners were to fail and enter receivership proceedings, we may not be able to withdraw our or our clients' funds in excess of FDIC insurance limits, or may not be able to withdraw such funds in a timely manner, which could adversely affect our brand, business and results of operations, and may lead to claims or litigation, which may be costly to address.

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

Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Providers of payment and accounts receivable software have frequently been targeted by such attacks and due to the wars in the Ukraine and Gaza and continued political uncertainty involving Russia and Ukraine, and Israel and Hamas, respectively, and potentially other regions of Europe and the Middle East, there is an increased likelihood that escalation of tensions could result in cyberattacks that could either directly or indirectly impact our operations. Because of this, we face additional cybersecurity challenges, including threats to our own IT infrastructure or those of our clients, our customers’ clients, and/or third-party providers, that may take a variety of forms ranging from stolen bank accounts, business email compromise, client employee fraud, account takeover, or check fraud, to “mega breaches” targeted against payment and accounts receivable software, which could be initiated by individual or groups of hackers or sophisticated cyber criminals using any of the methods described above. A cybersecurity incident or breach could result in disclosure of confidential information and intellectual property, or cause production downtimes and compromised data. We have in the past experienced cybersecurity incidents of limited scale, and we may in the future experience other data security incidents or breaches affecting personally identifiable information or other confidential business information. We may be unable to anticipate or prevent techniques used in the future to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. As we increase our client base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our clients’ (or our clients’ customers’) data.

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

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

Our success and future growth depend upon the continued services of our management team and other key employees. Our Chief Executive Officer, Michael Massaro, and our President and Chief Operating Officer, Rob Orgel, are critical to our overall management, as well as the continued development of our solutions, strategic partnerships, culture, relationships with financial institutions, and strategic direction. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. Our senior management and key employees are employed on an at-will basis. In August 2023, we announced that Michael Ellis, our Chief Financial Officer, would be transitioning from such position in 2024. We have commenced a search for a new Chief Financial Officer, but we may experience difficulties or delays in identifying a qualified replacement. This or other changes in our senior management may be disruptive to our business, and, if we are unable to manage an orderly transition, our business may be adversely affected. We currently have “key person” insurance on our Chief Executive Officer, Michael Massaro, but not for any of the other members of our management team. Certain of our key employees have been with us for a long period of time and have fully vested stock options or other long-term equity incentives that are or may become valuable and are publicly tradable subject to Rule 144 limitations, which may reduce the incentive for each of these key employees to remain at our Company. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of our Chief Executive Officer, or our President and Chief Operating Officer, or one or more of our senior management, or other key employees could harm our business, and we may not be able to find adequate replacements.

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

In addition, sales and sale cycles may be based in part or entirely on factors, or perceived factors, not directly related to the features of our solutions, including, among others, a client or prospective client’s projection of business growth, uncertainty about economic conditions (including as a result of increased inflationary conditions, recession concerns and the escalation of hostilities between Russia and Ukraine, and Israel and Hamas), capital budgets, anticipated cost savings from the implementation of our solution, potential preference for internally-developed software solutions, perceptions about our business and solutions, more favorable terms offered by potential competitors, and previous technology investments. Mid-market and large enterprises tend to have more complex operating environments than smaller businesses, making it often more difficult and time-consuming for us to demonstrate the value of our solutions to prospective clients. The decision to use our solutions may also be an enterprise-wide decision, and require us to provide greater levels of education regarding the use and benefits of our solutions, which may result in additional time, effort, and money spent on our sales cycle without any assurance that our efforts will be successful in generating any sales. Often, major hospital systems and national or state higher education systems will solicit service offers by issuing requests for proposals (RFPs), which are generally a time- and resource-intensive process, with no assurances of being selected as a vendor after the RFP process is completed. Additionally, large enterprises typically have longer implementation cycles, especially hospital and education systems, require greater product functionality and scalability and a broader range of services, demand that vendors take on a larger share of risks, sometimes require longer testing periods that delay general availability of our solutions, and expect greater payment flexibility from vendors. All of these factors can add further risk to business conducted with these clients. If we fail to realize an expected sale from a large end-client in a particular quarter or at all, our business, operating results, and financial condition could be materially and adversely affected.

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

Our systems and those of our service providers and partners have experienced from time to time, and may experience in the future, service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, insider threats, human error, earthquakes, hurricanes, floods, fires, and other natural disasters, including events resulting from climate change, war or other military conflict, including an escalation of the conflicts between Russia and Ukraine, and Israel and Hamas, respectively, power losses, disruptions in telecommunications services, fraud, computer viruses or other malware, or other events. Some of our systems are not fully redundant, and our disaster recovery planning may not be sufficient for all possible outcomes or events. In addition, as a provider of payments solutions targeted to highly regulated clients in industries such as education and healthcare, we are subject to heightened scrutiny by regulators that may require specific business continuity, resiliency and disaster recovery plans, and more rigorous testing of such plans, which may be costly and time-consuming to implement, and may divert our resources from other business priorities.

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

Our business is subject to risks inherent in conducting business globally, including cross-border payments and domestic payments in the United States and certain other markets. Our handling of domestic and cross-border payments to our clients generates a significant portion of our revenues, with a substantial portion of such revenues coming from payments processed from Asia (including India, China and Korea). We expect that international revenues will continue to account for a significant percentage of total net revenues for the foreseeable future, and that in particular, the proportion of our revenue from Asia will continue to increase. Current events, including the possibility of renegotiated trade deals and international tax law treaties, United States-China and Canada-India diplomatic and trade friction, heightened tensions between China and Taiwan and the escalation of the conflicts between Russia and Ukraine, and Israel and Hamas, respectively, create a level of uncertainty, and potentially increased complexity, for multinational companies. These uncertainties could have a material adverse effect on our business and our results of operations and financial condition. In addition, international operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:

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
•
diplomatic friction, political or social unrest, war or other military conflict, including an escalation of the conflict between Russia and Ukraine, and between Israel and Hamas, respectively, economic instability, repression, or human rights issues;
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

The laws and regulations relating to privacy and data security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. The CCPA, in particular, has prompted a number of proposals for new federal and state-level privacy legislation, which could increase our potential liability and adversely affect our business. Virginia became the second state after California to enact a broad privacy law with the passage of the Virginia Consumer Data Protection Act (CDPA) on March 2, 2021. The CDPA contains several new requirements for covered companies that may add operational challenges, including a greater emphasis on transparency, broader affirmative consent or opt-in requirements to process sensitive personal data, broader opt-out rights and data protection assessment requirements for certain sales of personal data as well as targeted advertising and profiling, and an appeal process for denials of consumer rights requests. The law took effect January 1, 2023, the same day as the CPRA. Colorado became the third state with the passage of the Colorado Privacy Act (CPA) on July 8, 2021. Like the CDPA, the CPA provides consumers the right to opt out of processing for sales of personal data, targeted advertising, and profiling, provides the right to appeal a business’ denial to take action, among other new consumer rights, requires data protection assessments for certain processing activities, and, unlike the CDPA, grants the Attorney General rulemaking powers. The law took effect on July 1, 2023. Unlike in California, neither law provides for a private right of action. We anticipate that more states may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. For example, the Utah Consumer Privacy Act became law on March 24, 2022. The Utah legislation most closely mirrors Virginia’s CDPA and will go into effect on December 31, 2023. Oregon enacted a rigorous privacy law – the Oregon Consumer Privacy Act (OCPA) – that will go into effect on July 1, 2024. The OCPA incorporates provisions from the CPA and its unique rules, elements of the Connecticut Data Privacy Act and Virginia’s CDPA, and an amalgamation of other laws while also introducing its own unique requirements. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

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

As of September 30, 2023, we had U.S. federal NOL carryforwards of approximately $115.5 million and state NOL carryforwards of approximately $108.7 million. The federal and material state NOL carryforwards will begin to expire in 2030 and 2024, respectively. In general, under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If it is determined that we have in the past experienced an ownership change including, but not limited to, as a result of our initial public offering, or if we undergo one or more ownership changes as a result of future transactions in our stock, then our ability to utilize NOLs and other pre-change tax attributes could be limited by Sections 382 and 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to utilize a material portion of the NOLs, even if we were to achieve profitability.

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
•
political or social unrest, war or other military conflict, including an escalation of the conflict between Russia and Ukraine, or between Israel and Hamas, respectively, economic instability, repression, or human rights issues;
•
variations in our financial results or the financial results of companies that are perceived to be similar to us;
•
financing or other corporate transactions, or inability to obtain additional funding;
•
changes in the structure of payment systems;
•
effects of ongoing United States-China and Canada-India diplomatic and trade friction;
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

Concerns over economic recession, interest rate increases and inflation, supply chain delays and disruptions, policy priorities of the U.S. presidential administration and Congress, trade wars, unemployment, or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries. The U.S. government and other governments in jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the SWIFT system, and have threatened additional sanctions and controls. The full impact of these measures, as well as potential responses to them by Russia, is unknown.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We had a total of 119,382,702 shares of our voting common stock and 1,873,320 shares of our non-voting common stock outstanding as of September 30, 2023. Other than shares held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements, these shares of common stock generally are freely tradable without restrictions or further registration under the Securities Act.

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

As of September 30, 2023, our current executive officers, directors and the holders of more than 5% of our outstanding voting and non-voting common stock, in the aggregate, beneficially owned a significant percentage of our outstanding voting and non-voting common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2023, we issued an aggregate of 14,166 shares of common stock (the Shares) as a part of a settlement with a former stockholder of WPM. The Shares were issued to a former stockholder of WPM that was not a “U.S. person”, as defined in Rule 902 of Regulation S under the Securities Act, or were an “accredited investor,” and the issuances are exempt from the registration requirements of the Securities Act under Regulation S and Rule 506 of Regulation D, respectively. The certificates evidencing the Shares are endorsed with a restrictive Securities Act legend.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Chief Financial Officer Transition Agreement

On August 8, 2023, the Company announced that Michael Ellis, its Chief Financial Officer, would be transitioning from the Company in 2024. In order to facilitate a smooth and orderly transition of his responsibilities as Chief Financial Officer, on November 6, 2023, the Company entered into a Transition Agreement with Mr. Ellis (the Transition Agreement), pursuant to which Mr. Ellis has agreed to serve as the Company’s Chief Financial Officer until the earlier of (a) March 31, 2024 or such later date as the Company requests for Mr. Ellis to continue to serve as Chief Financial Officer, but such later date shall not be after June 30, 2024, unless the Company and Mr. Ellis mutually agree in writing to such later date, or (b) if the Company appoints Mr. Ellis’ successor as Chief Financial Officer prior to March 31, 2024, such date that the Company determines that the transition of Mr. Ellis’ knowledge and duties as Chief Financial Officer to such successor Chief Financial Officer is complete (such date, the CFO Transition Date), which shall be no later than the Separation Date (as defined below). The actual date of the termination of Mr. Ellis’ employment is referred to as the Separation Date and the period between October 23, 2023 and the Separation Date is referred to as the Transition Period.

The material terms of the Transition Agreement are as follows:

•
During the Transition Period, Mr. Ellis shall be eligible to receive from the Company:
o
his current base salary through the Separation Date;
o
the same bonus opportunity for fiscal year 2023
o
the same benefits as in effect immediately prior to October 23, 2023 ; and
o
in fiscal year 2024, in the sole discretion of the Compensation Committee of the Company’s Board of Directors, he shall be eligible to receive a one-time cash bonus in the target amount of $150,000, which may be greater than or less then such target as determined by the Company’s Board of Directors and shall be paid within 2 ½ months following the CFO Transition Date.
•
Mr. Ellis shall be entitled to receive the following severance :
o
beginning on the Separation Date the Company will continue to pay his base salary until the later of (i) December 31, 2024 or (ii) the date nine (9) months after the Separation Date; and
o
if he is subject to an Involuntary Termination (as such term is defined in the Transition Agreement) in the three (3) months prior to a Change in Control (as such term is defined in the Transition Agreement), on a Change in Control or in the twelve (12) months following a Change in Control, then the Company will pay him a lump sum cash payment equal to: 1 times the sum of (x) his base salary at the rate in effect at the time of the Separation Date plus (y) his annual target bonus at the target in effect at the time of the Separation Date.
•
Beginning on the Separation Date, at Mr. Ellis’ election, the Company will continue to pay the same percentage of his monthly premium under COBRA, until the later of (i) December 31, 2024 or (ii) the date nine (9) months after the Separation Date. If Mr. Ellis is subject an Involuntary Termination in the three (3) months prior to a Change in Control, on a Change in Control or in the twelve (12) months following a Change in Control and he elects to continue his health insurance coverage under COBRA following the Separation Date, then the Company will continue to pay the same percentage of his monthly premium under COBRA, until twelve (12) months after the Separation Date.
•
Mr. Ellis’ outstanding stock options and restricted stock units in the Company shall continue to vest in accordance with their applicable equity award agreements through the Separation Date. The vesting of Mr. Ellis’ outstanding equity awards shall also be subject to the following:
o
if Mr. Ellis is subject to the Benefits Trigger (as such term is defined in the Transition Agreement), then the Company will accelerate the vesting of his then-outstanding and unvested nonqualified option shares and equity awards that are subject to time-based vesting such that the vested percentage of the shares subject to such nonqualified options and equity awards will be determined as if Mr. Ellis had remained in continuous service with the Company through December 31, 2024. The period of time to exercise any vested nonqualified stock options will be extended from 3 months after the Separation Date to the earlier of (i) the expiration date of the applicable nonqualified option or (ii) one year after the Separation Date;
o
in the event that the CFO Transition Date is extended later than March 31, 2024 (but it shall not be extended any later than June 30, 2024 or such later date as Mr. Ellis and the Company mutually agree in writing), then the Company will accelerate the vesting of Mr. Ellis’ then-outstanding and unvested option shares and equity awards that are subject to time-based vesting such that the vested percentage of the shares subject to such options and equity awards will be determined as if Mr. Ellis had remained in continuous service with the Company through December 31, 2024 plus the number of days between March 31, 2024 and the Separation Date, provided that if such date falls between two vesting periods then, notwithstanding anything to the contrary in the governing award agreement, he shall be eligible for additional acceleration for such vesting period determined on a pro-rata basis;
o
any equity awards which vest as a result of an extension for CFO Transition services after March 31, 2024 will vest on the Separation Date, provided, however that if Mr. Ellis resigns for other than Good Reason or is terminated by the Company for Cause (as such term is defined in the Transition Agreement prior to the Separation Date (which can be no later than June 30, 2024), then he will forfeit any right to acceleration of vesting; and
o
in the event Mr. Ellis is subject to an Involuntary Termination (i) and the Company reasonably anticipates a Change in Control in the three (3) months following his Involuntary Termination, (ii) on a Change in Control or (iii) in the twelve (12) months following a Change in Control, then all of his outstanding and unvested option shares and equity awards that are subject to time-based vesting shall be 100% vested and non-forfeitable. In the event that prior to such Involuntary Termination, any unvested options held by Mr. Ellis were terminated without payment upon the closing of the Change in Control, then, in lieu of the acceleration of vesting set forth above, Mr. Ellis shall receive a cash payment equal in value to the difference between (A) the “Per Share Consideration,” defined as the amount payable per share in the Change in Control, times the number of option shares that would have been accelerated pursuant to the preceding sentence and (B) the aggregate exercise price of such shares, which amount shall be payable in a lump sum within 15 business days of the Involuntary Termination.
•
The Employee Invention Assignment and Confidentiality Agreement, dated April 23, 2015, between Mr. Ellis and the Company shall remain in effect, and Mr. Ellis has affirmed his obligations under the Employee Invention Assignment and Confidentiality Agreement in connection with the execution of the Transition Agreement; and
•
In consideration of and in order to be eligible for the compensation and benefits described above, Mr. Ellis has signed a release of claims in connection with the execution of the Agreement, has agreed to be subject to customary non-compete, during the Transition Period and for 9 months following the Transition Period and has agreed to sign an additional release on the Separation Date.

The foregoing description of the terms and conditions of the Transition Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Transition Agreement, which is filed as an exhibit to this Quarterly Report on Form 10-Q.

Rule 10b-5 Trading Plans

On August 11, 2023, Michael Massaro, our Chief Executive Officer and Director, adopted a trading arrangement for the sale of shares of our common stock (a "Rule 10b-5 Trading Plan") that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Massaro's Rule 10b-5 Trading Plan provides for the sale of up to 550,000 shares of common stock pursuant to the terms of the plan. The plan is effective through November 13, 2024 unless earlier terminated in accordance with the terms of the plan.

On September 8, 2023, Peter Butterfield, our General Counsel and Chief Compliance Officer, adopted a Rule 10b-5 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Butterfield's Rule 10b-5 Trading Plan provides for the sale of up to 134,784 shares of common stock pursuant to the terms of the plan. The plan is effective through January 8, 2025 unless earlier terminated in accordance with the terms of the plan.

On September 11, 2023, David King, our Senior Vice President, Product and Engineering & Chief Technology Officer, adopted a Rule 10b-5 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. King's Rule 10b-5 Trading Plan provides for the sale of up to 170,719 shares of common stock pursuant to the terms of the plan. The plan is effective through December 11, 2024 unless earlier terminated in accordance with the terms of the plan.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Flywire Corporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2021
3.2	Amended and Restated Bylaws of Flywire Corporation, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 1, 2021
10.1*	Transition Agreement by and between Flywire Corporation and Michael Ellis, dated as of November 6, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

__________________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLYWIRE CORPORATION

Date: November 7, 2023	By:	/s/ Michael Massaro
Michael Massaro
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Michael Ellis
Michael Ellis
Chief Financial Officer
(Principal Financial and Accounting Officer)