Form 10-K
period 2023-12-31
Flywire Corp
filed 2024-02-28
CIK 1580560

z

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s mostly recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $3,367,883,922 based upon the closing sale price of our voting common stock of $31.04 per share on that date. The voting and non-voting common stock held by each officer and director and by each person known to own in excess of 5% of aggregate outstanding shares of our voting and non-voting common stock has been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 23, 2024, the registrant had 120,954,994 shares of voting common stock, $0.0001 par value per share, outstanding and 1,873,320 shares of non-voting common stock $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2024 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III of this Form 10-K.

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
•
our ability to enter new client verticals and sub-verticals, including our relatively new business-to-business (B2B) sector;
•
our expectations regarding anticipated technology needs and developments and our ability to address those needs and developments with our solutions;
•
our expectations regarding litigation and legal and regulatory matters;
•
our expectations regarding our ability to meet existing performance obligations and maintain the operability of our solutions;
•
our expectations regarding the effects of existing and developing laws and regulations, including with respect to payments and other financial services, economic and trade sanctions, anti-money laundering (AML) and countering the financing of terrorism (CFT), taxation, privacy and data protection;
•
economic and industry trends, projected growth, or trend analysis;
•
the effects of global events and geopolitical conflict, including without limitation the continuing hostilities in Ukraine and Gaza;
•
our ability to adapt to changes in U.S. federal income or other tax laws or the interpretation of tax laws, including the Inflation Reduction Act of 2022;

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

There have been substantial strides made in payments technology in the retail and e-commerce industries; however, massive sectors of our global economy—including education, healthcare, travel, and B2B payments—are still in the early stages of digital transformation. We estimate the annual addressable volume for these sectors alone to be approximately $11.7 trillion, as more fully described in “Our Market Opportunity”. We believe Flywire is well-positioned to capture a meaningful share of this global payment volume given our ability to provide deeply-integrated digital solutions that address both domestic and cross-border payments.

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
•
Vertical-Specific Software Backed by Deep Industry Expertise. We go beyond payments by offering seamless integration of our software within our clients’ existing operating workflows and IT infrastructure. Our team, with decades of industry and domain expertise, designed our cloud-based software to be highly scalable across the types of clients we serve, aiming to solve unique payments and accounts receivable challenges of education, healthcare, travel, and B2B. For example, we have launched over 9,000 client payment portals, each built on our shared payments platform and global payment network but tailored to our clients’ brands and needs. In addition, our software solutions include interactive dashboards to manage payments, reporting tools to streamline reconciliation and customer communication tools to personalize and digitize engagement. This enables us to be a hub of omni-channel connectivity, augmenting the relationship between our clients and their customers.

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

The benefits of our flywheel are visible in the significant scale we have achieved to date. As of December 31, 2023, we serve over 3,800 clients around the world. In education, we serve more than 2,800 institutions. In healthcare, we serve more than 90 healthcare systems, including four of the top 10 healthcare systems in the United States ranked by hospital size. In our newer payment verticals of travel and B2B, we have a growing portfolio of more than 900 clients.

Our business model is designed to encourage rapid, widespread utilization of our solutions. We enable our clients to scale the use of Flywire to an unlimited number of customers with favorable unit economics. For the years ended December 31, 2023 and 2022, we enabled over $24.0 billion and approximately $18.1 billion, respectively, of total payment volume across more than 140 currencies.

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

We also reach clients through our direct channel. Our domain-experienced sales and relationship management teams bring vertical expertise and regional and local reach that drives high dollar-based net retention. For the year ended December 31, 2023, our annual net dollar-based retention rate was approximately 125%. For the year ended December 31, 2022, our annual net dollar-based retention rate was approximately 124%. For the year ended December 31, 2021, our annual net dollar-based retention rate was approximately 140%. In addition, our client and customer service combines high-tech and high-touch functions backed by 24x7 multilingual customer support, resulting in high client and customer satisfaction. For the year ended December 31, 2022, we had a net promoter score (NPS) of 62, which exceeds the average NPS of traditional financial institutions.

We have grown rapidly since our founding. We generated revenue of $403.1 million, $289.4 million and $201.1 million for the years ended December 31, 2023, 2022 and 2021, respectively, and incurred net losses of $8.6 million, $39.3 million and $28.1 million, respectively for those same years. In November 2023, we acquired Learning Information Systems Pty Ltd. (StudyLink), an Australian-based software as a service (SaaS) education company that provides platforms to education providers to support their student admissions systems and processes, including features such as eligibility assessment, offer generation, recruitment agent and commission management and acceptance processing. In July 2022, we acquired Cohort Solutions Pty Ltd. (Cohort Go), an Australian-based education payments provider that simplifies the student recruitment process by bringing together students, agents and essential student services such as health insurance into one platform. In December 2021, we acquired WPM Group Ltd. (WPM), a leading software provider that enables seamless and secure payment experiences for universities and colleges across the U.K.

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

For the years ended December 31, 2023 and 2022, we enabled over $24.0 billion and approximately $18.1 billion, respectively, in total payment volume across multiple payment types, including local bank transfer, credit, debit and other alternative payment methods such as Alipay, Boleto, PayPal / Venmo, and Trustly. The majority of our payment volume is not card related and is completed over our global payment network. This reflects the myriad of payment options enabled by our global payment network that are critical for the larger, more complex payments that we handle.

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

We believe our receive-side network sets us apart. Flywire clients, no matter the vertical or market they are in, can receive a single daily payment in their preferred currency that aggregates and reconciles all their customer payments made via Flywire from around the globe—across approximately 4,500 geographic corridors for 2023 representing transaction flows between payers and payees.

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

Personalization Journey for our Clients' Customers

	Capacity to Pay	+	Personalized Affordability Offer	=	Personalized Conversations that Unlock Patient Engagement			
 MIA	Full balance		Payment in Full		Email & paper statement	Email viewed	Text	Mia pays in full
 JOE	$400 monthly		Payment Plan		Email	Text	Adjusted email	Joe activates payment plan
 EVA	$100 monthly		Integrated Financing		Text	Email	Eva accepts loan offer	
 HUGO	$50 monthly		Intelligent Discounting + Payment Plan		Paper statement	Text with discount	Hugo activates payment plan

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

Our Growth Strategy

We believe we have a significant opportunity to build on our success and momentum to date. The key elements of our growth strategy include:

Expand Our Client Reach

•
Grow with existing clients. We intend to continue to become a more integral part of our clients’ businesses as the number of our clients’ customers who utilize our solutions increases. Our track record of organic growth with our clients is demonstrated by our three-year average annual net dollar-based retention rate, which was approximately 130% for the years ended December 31, 2021 through December 31, 2023. As our clients transform and digitize their operational workflows, we plan to encourage them to add additional solutions, such as tailored invoicing, payment plans, and eStore marketplace.
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

Pursue Strategic and Value-Enhancing Acquisitions

We intend to continue to complement and accelerate our organic growth strategies through acquisitions. We have a successful record of identifying, executing, and integrating acquisitions, and we intend to continue to pursue acquisitions through a highly disciplined approach. We also have the scale to be an attractive and reputable consolidator in the payments markets as evidenced by our ability to retain nearly all of the clients and employees from our WPM, Cohort Go and StudyLink acquisitions. We believe our approach and breadth of experience in integrating culturally-aligned businesses position us to maximize the value we derive from future acquisitions.

Our Flywire Culture and Team

As an organization, our culture is founded on our shared experiences, unique and diverse backgrounds, and belief in our mission to deliver on the most important and complex payments. As a collective team of approximately 1,200 full-time employees and contractors, who we call FlyMates, we strive for excellence as one team, guided by our core values, including:

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

Our leadership team defines our culture and strategy and collectively has decades of experience leading companies through rapid growth at scale. Representing approximately 40 nationalities and spoken languages, our diverse team of FlyMates deliver critical domain expertise and regionally tailored skill sets to our clients 24x7. We believe our team’s relentless client focus and adherence to our shared values are evident in our NPS of 62 for the year ended December 31, 2022, and will continue to define our future success.

Our Business Model

We derive revenue from transactions and platform and usage-based fees. Each new student tuition bill, patient visit, travel journey and business invoice is an opportunity for us to generate fees.

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

Our Compliance and Risk Management Foundation

We have a dedicated compliance and risk management function. We have implemented the practices to help us protect our business and assure our clients and payment partners that our processes are compliant and meet or exceed their exacting standards, including advanced and agile practices for risk governance and a monitoring program that leverages key data inputs and software. We have robust AML, suspicious activity reports (SARs) and client KYC procedures. We also devote considerable resources to our data and cyber security. In addition, we possess key certifications across the verticals we serve, which we believe is an important aspect of why our clients choose to work with us. These audit-tested certifications and risk program features, which in many cases apply with specificity to the verticals we serve, include: third party certifications for Service Organization Control 2 (both SOC 1, Type II and SOC 2, Type II), Payment Card Industry Data Security Standard (PCI DSS), and Americans with Disabilities Act (ADA) compliance, as well as systems and processes designed to ensure compliance with the General Data Protection Regulation (GDPR) in Europe, the Data Security Law (DSL) and Personal Information Protection Law (PIPL) in China, the California Consumer Protection Act (CCPA), the Personal Information Protection and Electronic Documents Act in Canada, Family Educational Rights and Privacy Act (FERPA), and Health Insurance Portability and Accountability Act (HIPAA), among others.

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

We actively pursue registration of our trademarks, logos, service marks, trade dress, and domain names in the United States and in other jurisdictions. As of December 31, 2023, we had 118 registered trademarks and trademark applications, and were the registered holder of a variety of U.S. and international domain names.

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

If our compliance programs are found to be deficient, we could lose key relationships with banks, merchant acquirers, and other payment partners on which we rely to carry out our business. Fines, penalties or sanctions for the violation of AML and CFT laws and regulations may be severe and our efforts to remediate issues may be costly, may result in diversion of management and staff time and effort, and may still not guarantee compliance. In 2023, in the course of implementing geolocation data-based sanctions screening measures, we identified certain payments which, based on geolocation data, appear to have been initiated from Cuba, Iran, or Syria, in potential violation of applicable sanctions regimes. We have made a voluntary submission to OFAC to report the potential violations. Although the internal investigation completed to date suggests that any loss incurred as a result of this matter would not be material to our business, if OFAC ultimately concludes a violation has occurred, it could result in penalties, fines, costs, and restrictions on our ability to do business, which could also harm our operating results.

Most states in the United States require a license to offer money transmission services. We are in the process of procuring money transmitter licenses (or the statutory equivalent) in those U.S. jurisdictions that require them in order to be able to offer additional business lines in the future. We have procured and maintain money transmitter licenses in 42 U.S. jurisdictions, and actively work to comply with new license requirements as they arise. We have taken the position that Flywire’s business to date is exempt from licensure under various state money transmission laws, either expressly as a payment processor or agent of the payee, or pursuant to common law as an agent of the payee. We actively work to evaluate, and if applicable, comply with new license or regulatory requirements as they arise. Although we believe we have defensible arguments in support of our positions under the state money transmission statutes, we have not expressly obtained confirmation of such positions from all of the state banking departments who administer the state money transmission statutes. It is possible that certain state banking departments may determine that our activities are not exempt from licensure. In the past, certain competitors have been found to violate laws and regulations related to money transmission, and they have been subject to fines and other penalties by regulatory authorities. Regulators and third-party auditors have also identified gaps in how similar businesses have implemented AML and CFT programs. The adoption of new money transmitter or MSB statutes, or changes in regulators’ interpretation of existing state and federal money transmitter or MSB statutes or regulations, could subject Flywire to new registration, licensing or other requirements. Any determination that Flywire is in fact required to be licensed under such state money transmission or MSB statutes may require substantial expenditures of time and money and could lead to liability in the nature of penalties or fines, as well as cause us to be required to cease operations in some of the U.S. jurisdictions we serve.

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

Similar regulatory requirements exist in other markets where we do business. For example, local Flywire entities are licensed as Authorised Payments Institutions in each of the United Kingdom (U.K.) (regulated by the Financial Conduct Authority (FCA)) and Lithuania (regulated by the Bank of Lithuania (BOL)), and Australia (regulated by the Australian Securities & Investments Commission (ASIC)). In addition, we have secured approval for a Major Payment Institution license from the Monetary Authority of Singapore (MAS), and in Canada we are registered as an MSB with the Financial Transactions and Reports Analysis Centre of Canada. We are also registered as a foreign Electronic System Organizer in Indonesia. When serving clients in these regulated markets, we are generally required to implement governance structures, AML and CFT programs and KYC standards that are different from those in the U.S., and which incorporate local or European Economic Area (EEA) requirements. The FCA in particular has been an active regulator, and as a result of Brexit, we were able to both obtain a license from the BOL and continue to serve our EEA clients through the “passporting” principle without any interruption of service. In other non-U.S. markets, we are able to serve clients in locations that either do not require Flywire to obtain a license or pursuant to a specific exemption issued by the applicable regulator.

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

In addition to numerous privacy and data protection laws already in place, U.S. states are increasingly adopting laws modeled on the GDPR that impose comprehensive privacy and data protection obligations. For example, the CCPA, which became effective on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used, and it imposes other requirements as well. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. Colorado, Virginia, Utah and Oregon have recently joined California in enacting privacy and data protection legislation that impose additional obligations on businesses related to the collection, storage and utilization of third party information, as well as the reporting of data breaches. All 50 states, Puerto Rico, and the U.S. Virgin Islands (similar to many of the other countries where we do business), have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected individuals, consumer reporting agencies, or governmental agencies. In addition, we are subject to laws in the U.S. and abroad restricting or placing conditions on our ability to collect and utilize certain specific types of information, such as Social Security and driver’s license numbers.

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

China passed its DSL and its PIPL in 2021. Both new laws impact every business operating in or doing business with China, coupling extensive obligations with respect to the processing of all types of data, with potentially significant penalties for noncompliance. With the promulgation of the DSL and PIPL, China has tightened up regulation on collection, processing, sharing and cross-border transfer of personal data and important data such as financial data. The data security regime has an extraterritorial effect and imposes additional compliance obligations with respect to processing (in and outside China) of personal data of Chinese individuals and other data which may be viewed sensitive or important. These regulations apply not only to our client’s payers who are Chinese nationals (such as students seeking to study abroad) but also China-based employees as well as third party business partners.

As a reaction to data security concerns, the Australian parliament, in 2022, approved a bill to amend the country's privacy legislation, significantly increasing the maximum penalties for companies and data controllers who suffer large-scale data breaches to the greater of: (i) AU$50 million, (ii) three times the value of any benefit obtained through the misuse of information, and (iii) 30% of a company's adjusted turnover in the relevant period. Previously, the penalty for severe data exposures was AU$2.22 million, considered by the current parliament to be wholly inadequate to incentivize companies to improve their data security mechanisms. The Office of the Australian Information Commissioner has new regulatory tools and flexibility that should, together with an ongoing focus on funding enforcement, see a more proactive regulator with capacity and capability to investigate and litigate more privacy incidents in Australia.

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

Human Capital and Employees

As of December 31, 2023, we had approximately 1,200 full-time FlyMates. We also engage part-time and temporary FlyMates, as well as consultants as needed to support our operations. As an organization, our culture is founded on our shared experiences, unique and diverse backgrounds, and belief in our mission to deliver on the most important and complex payments. Our leadership team defines our culture and strategy and collectively has decades of experience leading companies through rapid growth at scale.

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

The ESG report details our investments across the following ESG disciplines, including:

•
Affordability and accessibility: Flywire’s payments technology and software enables payers to set up payment plans, helping to make high-value transactions like medical bills and education expenses more accessible and affordable.
•
Diversity, equity and inclusion: Flywire employees represent 40 nationalities and spoken languages. Multiple Flywire Employee Resource Groups are devoted to promoting FlyMate inclusivity and belonging as well as our overall DE&I mission.
•
Career development and training: In 2023, FlyMates spent more than 2,900 hours on company-sponsored career development and training programs. These initiatives are available to all FlyMates, including part-time and contract employees.
•
Social impact and community engagement: A cornerstone of Flywire's social impact and community engagement efforts is The Flywire Charitable Foundation, which improves equality, access and affordability for underrepresented individuals and communities.
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
•
Maximizing our social impact initiatives both through the fourth annual scholarship program administered by The Flywire Charitable Foundation, and through purposeful philanthropy to non-profit organizations around the world.

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
•
Our education business may be adversely affected by decreases in enrollment or tuition, increased limitations on issuances of visas to international students or increased operating expenses for our clients.
•
The healthcare industry is rapidly evolving.

•
Our travel business may be sensitive to events affecting the travel industry in general.
•
We may be unable to enter or expand into new verticals or sub-verticals, including our relatively new B2B payment vertical.
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

We were incorporated in 2009 and although we have generated net income in prior periods, we incurred a net loss in the year ended December 31, 2023, have incurred net losses in the past, and may continue to incur net losses in the future. We generated net losses of $8.6 million, $39.3 million and $28.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. In addition, as of December 31, 2023, we had an accumulated deficit of $173.8 million. We have experienced significant revenue growth in recent periods and we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our solutions, including introducing new functionality, and to expand our marketing programs and sales teams to drive new client adoption, expand strategic partner integrations, and support international and industry expansion. Our operating results are also impacted by the mix of our revenue generated from our different revenue sources, which include transaction revenue and platform and usage-based fee revenue. Changes in our revenue mix from quarter to quarter, including those derived from cross-border or domestic currency transactions, will impact our margins, and we may not be able to grow our revenue margin adequately to achieve or sustain profitability. In addition, the mix of payment methods utilized by our clients’ customers may have an impact on our margins given that our costs associated with certain payment methods, such as credit cards, are higher than other payment methods accepted by our solutions, such as bank transfers. Due to the cross-border nature of much of our business, fluctuations in foreign currency exchange rates, slowdowns in international mobility and other regional considerations may affect our operating results. We will also face increased compliance and security costs associated with growth, the expansion of our client base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

If the assumptions we use to plan our business are incorrect or change in reaction to changes in our markets, or if we are unable to maintain consistent revenue or revenue growth, it may be difficult to achieve and maintain profitability. Our financial results from any prior quarterly or annual periods should not be relied upon as an indication of our future revenue or growth in revenue, gross profit or volume of payments processed.

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

We have a short operating history at our current scale in a rapidly and significantly evolving industry and, as a result, our past results may not be indicative of future operating performance.

We have a short history operating at our current scale in a rapidly and significantly evolving industry that may not develop in a manner favorable to our business. This relatively short operating history makes it difficult to assess our future performance with certainty. You should consider our business and prospects in light of the risks and difficulties we may encounter.

Our future success will depend in large part upon our ability to, among other things:

•
cost-effectively acquire new clients and retain existing clients;
•
maintain and increase our market share;
•
avoid pricing pressure on our solutions which would compress our margins;
•
effectively market our solutions;
•
enhance our existing solutions and develop new solutions;
•
increase awareness of our brand and maintain our reputation;
•
develop new technologies, adapt to technology changes and evolving industry standards and to incorporate new technologies, such as artificial intelligence, into our solutions;
•
offer seamless experience for our clients and their customers, including all user facing attributes ranging from the user interface to client and customer support;
•
anticipate and respond to microeconomic and macroeconomic changes;
•
expand our solutions and geographic reach, including with respect to B2B and travel payments;
•
our decision to exit certain markets, or our inability to process payments from certain jurisdiction we had previously served;
•
anticipate and effectively respond to changing trends and the preferences of clients and their customers;
•
compete effectively;
•
avoid interruptions in our business from information technology (IT) downtime, cybersecurity breaches, or labor stoppages;
•
effectively manage our growth;
•
effectively identify and manage risks, including foreign currency exchange risk;
•
hire, integrate, and retain talented people at all levels of our organization;
•
maintain the quality of our technology infrastructure;
•
compliance with multiple, conflicting and changing governmental laws and regulations, including with respect to employment, tax, competition, workplace and ESG matters;
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

Contracts with our clients generally have a stated initial term of three years, are not subject to termination for convenience and automatically renew for one-year subsequent terms. Our clients may negotiate terms less advantageous to us upon renewal, which may reduce our revenue. If our clients fail to renew their contracts, renew their contracts upon terms less favorable to us or at lower fee levels or fail to purchase new solutions from us, our revenue may decline or our future revenue growth may be constrained. In addition, certain of our clients are subject to requirements to issue requests for proposals (RFPs) to open up competition for their ongoing business notwithstanding their satisfaction with our solutions. In order to retain their business, we may be required to accept terms or pricing conditions less favorable to us than would be the case with automatic renewal of an existing contract. Should any of our clients terminate their relationship with us after implementation has begun, we would not only lose our time, effort and resources invested in such implementation, but we would also have lost the opportunity to leverage those resources to build a relationship with other clients over that same period of time.

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
•
the seasonality of our business;
•
failure to successfully manage or integrate any acquisitions, including our acquisitions of WPM, Cohort Go and StudyLink;
•
the outcome or publicity surrounding any pending or threatened lawsuits;
•
general economic and political conditions in our domestic and international markets, including inflation and fluctuations in supply chains, and restrictions on cross-border travel or commerce;
•
changes in the level of scrutiny applied by regulators and investors on our ESG program;
•
unexpected events, including those resulting from climate change, international or civil conflicts and wars, or other geopolitical events;
•
expected or actual extended U.S. federal government shutdowns, partisan gridlock that results in the inability of Congress to take action or changes to government, which among other things could result in increased limitations on visa issuances and impact educational financial aid payments; and
•
global pandemics, such as COVID-19, or other public health emergencies and the responses thereto.

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

A majority of the total payment volume we have historically processed is cross-border payments denominated in many foreign currencies, which subjects us to foreign currency risk. The strengthening or weakening of the U.S. dollar versus these foreign currencies impacts the translation of our net revenues generated in these foreign currencies into the U.S. dollar. For example, for the year ended December 31, 2023, as the U.S. dollar strengthened against several currencies, including the British Pound, relative to the same period in the prior year, these foreign exchange impacts reduced our reported revenue in U.S. dollars by approximately $1.4 million compared to the year ended December 31, 2022 on a constant currency basis. In connection with providing our solutions in multiple currencies, we may face financial exposure if we are unable to implement appropriate hedging strategies, negotiate beneficial foreign exchange rates, or as a result of fluctuations in foreign exchange rates between the times that we set them. We also have foreign exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. We also incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of our expenses being higher which may not be offset by additional revenue earned in the local currency. This could have a negative impact on our reported results of operations.

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

As our international operations continue to operate and grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk, such as using foreign currency forward and option contracts to hedge certain exposures to fluctuations in foreign currency exchange rates. Our use of such hedging practices may not offset any, or more than a portion, of the adverse effects of unfavorable movements in foreign exchange rates. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international operations, and the strengthening U.S. dollar could slow international demand as solutions priced in the U.S. dollar become more expensive.

Certain of our key performance indicators are subject to inherent challenges in measurement, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.

We track certain key performance indicators, including metrics such as total payment volume, revenue less ancillary services, adjusted gross profit, adjusted gross margin and adjusted EBITDA, with internal systems and tools and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our key performance indicators, including the metrics we publicly disclose, or our estimates. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring these metrics across our growing client base. If our key performance indicators are not accurate representations of our business, or if investors, clients or other stakeholders do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our operating and financial results could be adversely affected.

Our business depends, in large part, on our proprietary network of global, regional and local banking partners.

To grow our business, we will need to maintain and expand our network of global, regional and local banking partners. Our proprietary network of strategic relationships with global, regional and local banking partners is a material asset to our business, which took more than a decade to build. Establishing and maintaining our strategic partner relationships, particularly with our banking partners entails extensive and highly specific efforts, with little predictability and various ancillary requirements. These partners and suppliers have contractual and regulatory requirements and conditions that we must satisfy and continue to comply with in order to continue and grow the relationships. For example, our financial institution partners generally require us to submit to an exhaustive security audit including adherence to AML policies and KYC procedures. If we are not able to comply with those obligations or if our agreements with our banking partners or our network partners are terminated for any reason, we could experience service interruptions as well as delays and additional expenses in arranging new services, potentially interfering with our existing client relationships or making us less attractive to potential new clients.

In addition, our existing banking partners may at any time and from time to time cease serving certain categories of payments due to perceived risk or similar reasons as well as payments originating from, or being paid to, certain high risk jurisdictions. These partners may also impose additional requirements on Flywire, or with respect to their own internal procedures, as a condition of processing such payments in partnership with us. If we cease to be able to process payments from corridors or within certain of our verticals, or we are unable to comply with new requirements or only at considerable expense, our client relationships and ability to grow our revenue could be adversely affected.

Instability and volatility in the banking and financial services sectors, including bank failures, have increased and may in the future increase uncertainty in the global economy and the risk of a global recession. Volatility in the banking and financial services sectors may adversely impact our bank partnerships and could negatively impact our business. We may face difficulty establishing or maintaining banking relationships due to instability in the global banking system and increasing regulatory uncertainty and scrutiny. If these financial institutions are subject to suspension of operations, receivership, closure or similar action, or if our banking relationships become severely limited or unavailable in a certain country, there could be temporary delays in or unavailability of services in such country that are critical to our or our clients' operations. This could potentially lead to reduced use of our platform and lower payment volume which may adversely impact our business, operating results, and financial condition.

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
•
Declines in international student enrollment. Global conflict and restrictions on immigration or increased limitation on the award of student visas (such as those recently announced in Canada and Australia) can negatively impact the cross-border education industry and schools that rely on foreign student populations, will be negatively affected or may cease operations.

•
General economic conditions. Any contraction in the economy could be expected to reduce enrollment in higher education, whether by reducing funding, reducing corporate allowances for continuing education, general reductions in employment or savings or other factors.

International cross-border transaction revenue represents a significant part of our revenue; international regulations and restrictions that inhibit cross-border travel and relocation of international students, as well as ongoing political friction between China and the U.S. that have slowed the growth of Chinese students studying in the U.S. and may have resulted in changes in Chinese student education destinations, have had and may continue to have an impact on our revenue growth. More recently, the Canadian government announced it will set a cap on international student permit applications for the years 2024 and 2025, motivated in part by housing shortages. This could adversely impact our business, operating results, and financial condition.

In addition, some clients’ customers may find that higher education is an unnecessary investment during uncertain economic times and defer enrollment in educational institutions until the economy grows at a stronger pace, or they may turn to less costly forms of secondary education, thus decreasing our education payment volumes. A significant decrease in the payment volume and resulting revenue from clients and their customers in this market would have an adverse effect on our business, operating results and financial condition.

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

In order to remain competitive, we are continually involved in a number of projects to compete with these new market entrants by developing new solutions, growing our client base and penetrating new markets. Some of these projects include the expansion of our integration capabilities and the expansion of our mobile solutions. These projects carry risks, such as cost overruns, delays in delivery, performance problems and lack of acceptance by our clients. Our integration partners may also decide to develop and offer their own patient engagement solutions that are similar to our solutions. In addition, the decisions we make on allocation of engineering resources, reliance on, integration with or discontinuance of, legacy systems or those acquired in acquisition, or the pace at which we remain technologically current within our internal systems and customer payment platforms, may negatively affect the morale of our engineering teams and the payment experiences our clients wish to feature to their customers. We may lose engineering talent or healthcare clients as a result, which could have a material adverse effect on our business and results of operations.

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

We believe demand for our payment solutions in the healthcare industry has been driven in large part by more patient responsibility for out-of-pocket spend, a trend towards higher deductibles for health care services, increased digitization in payments, and the tailoring of payment offers and increased patient engagement. Our success also depends to a substantial extent on the ability of our solutions to increase the volume of our clients’ customers payments, and our ability to demonstrate the value of our solutions to our clients. If our existing clients do not recognize or acknowledge the benefits of our solutions or our solutions do not drive payment volume, then the market for our solutions might not develop at all, or it might develop more slowly than we expect, either of which could adversely affect our operating results. A significant decrease in the payment volume and resulting revenue from our clients and their customers in the healthcare industry may have an adverse effect on our business, operating results and financial condition.

In addition, we have limited insight into trends that might develop and affect our healthcare business. We might make errors in predicting and reacting to relevant business, legal and regulatory trends and healthcare reform, which could harm our business. If any of these events occur, it could materially adversely affect our business, financial condition or results of operations.

Finally, our competitors, including major EHR providers, may have the ability to devote more financial and operational resources than we can to developing new technologies and services, including services that provide improved operating functionality, and adding features to their existing service offerings. Relationships with companies in the EHR space and business focused on revenue lifecycle management are critical to leverage if we are to add to our healthcare customer portfolio. However, intense competition and rising costs experienced by certain major EHR providers has resulted, in certain cases, in increased financial strain on these businesses, and in at least one notable instance, an action to seek bankruptcy protection. To the extent we have outstanding amounts owed to us by companies that seek bankruptcy protection or cease operations, it may become difficult for us to be paid in full in a timely manner, if at all. Many of these companies may offer products and services similar to ours and may have greater name recognition, longer operating histories, stronger and more dependent client relationships, larger marketing budgets, and greater resources than us. If successful, their development efforts could render our solutions less desirable, resulting in the loss of our existing clients or a reduction in the fees we generate from our solutions.

Our business serving clients in the travel sector may be sensitive to events affecting the travel industry in general.

Events like regional or larger scale conflicts, war or other military conflict, including the conflicts between Russia and Ukraine, and Israel and Hamas, terrorist attacks, mass shooting incidents, natural disasters, such as hurricanes, earthquakes, fires, droughts, floods and volcanic activity, including events resulting from climate change, and travel-related health events, such as the COVID-19 pandemic, have had a negative impact on the travel industry and affect travelers’ behavior by limiting their ability or willingness to visit certain locations. In addition, the travel industry can be negatively impacted by adverse economic conditions in the United States and globally, including economic slowdown and inflation. We are not in a position to evaluate the net effect of these circumstances on our business as these events are largely unpredictable; however, we believe there has been negative impact to our business due to such events. Furthermore, in the longer term, our business might be negatively affected by financial pressures on or changes to the travel industry. For example, certain jurisdictions, particularly in Europe, have implemented or are considering implementing regulations intended to address the issue of “overtourism” including by restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas, such as by restricting construction of new hotels or the renting of homes or apartments. Such regulations could adversely affect travel and the volume of travel related payments that we process for our clients. The United States has implemented or proposed, or is considering, various travel restrictions and actions that could affect U.S. trade policy or practices, which could also adversely affect travel to or from the United States. If such events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business. The payment volume from our travel vertical represents less than 10% of our total payment volume. Because we seek to grow the payment volume and the revenue from this vertical in the future, failure to grow our payment volume and resulting revenue from this industry, may have an adverse effect on our business, operating results and financial condition.

With respect to the COVID-19 pandemic specifically, our 2020 financial results related to serving our existing travel clients and growing our client base in the travel sector were negatively impacted. During the years ended December 31, 2021, 2022 and 2023, we witnessed recoveries in our financial results and growth in revenue and payment volumes in our travel payment vertical. While improvements have been noted, sustaining this trend will in part be dependent on future developments that cannot be accurately predicted at this time, including, but not limited to, the emergence of variants and sub-variants, international regulations and restrictions that inhibit cross-border travel, global availability of vaccines and administration of vaccination, the rate of “herd immunity”, and the impact of these and other factors on travel behavior.

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

As we seek to continue to operate and expand our business, our overall performance will depend in part on worldwide economic and geopolitical conditions. Economies domestically and internationally have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, employment pressures in services sectors, volatility in the banking ecosystem or credit, equity and foreign exchange markets, bankruptcies, as well as war, terrorist activity, political or social unrest, civil strife and other geopolitical uncertainty, including the effects of ongoing United States-China and Canada-India diplomatic and trade friction, and the resulting impact on business continuity and travel, supply chain disruptions, inflation, security issues, and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. To the extent that inflationary pressures and other global factors lead to an economic recession, demand for our solutions, our business and financial condition could be negatively impacted. In addition, from time to time we have reduced expenses and needed to restructure or reorganize certain portions of our operations in order to align our business with market conditions and our strategies, any of which can result in near term expense and harm to our growth prospects.

For example, on February 24, 2022, Russian military forces invaded Ukraine, and continued conflict and disruption in the region is likely, and on October 7, 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. On October 8, 2023, Israel formally declared war on Hamas, and thereafter commenced military operations against Hamas in Gaza and the armed conflict is ongoing as of the date of this filing. Although the length, impact and outcome of the ongoing conflicts in Ukraine and Israel are highly unpredictable, these conflicts could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as an increase in cyberattacks and espionage.

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

Inflation and interest rate increases have and may in the future result in decreased demand for our solutions, increases in our operating costs including our labor costs, constrained credit and liquidity, and volatility in financial markets and the banking ecosystem. During 2023, the United States Federal Reserve raised, and may in the future raise, interest rates in response to concerns over inflation risk. There continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies, related to concerns over inflation risk. A sharp rise in interest rates could have an adverse impact on the fair market value of securities we may invest in as part of our portfolio investments, which could adversely affect our financial results. In addition, 2024 is a presidential election year in the U.S., and political conditions may contribute to economic uncertainty or volatility, irrespective of electoral outcomes, which could adversely affect our business, results of operations and financial condition.

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

On October 7, 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. On October 8, 2023, Israel formally declared war on Hamas, and thereafter commenced military operations against Hamas in Gaza and the armed conflict is ongoing as of the date of this filing, and has resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Moreover, the clash between Israel and Hezbollah in Lebanon, may escalate in the future into a greater regional conflict.

Although we currently do not expect the ongoing conflict to materially affect our business, financial condition and results of operations, there can be no assurances that further unforeseen events will not have a material adverse effect on our business, financial condition and results of operations in the future.

The Israel Defense Force (IDF), the national military of Israel, is a conscripted military service, subject to certain exceptions. Since October 7, 2023, the IDF has called up more than 350,000 of its reserve forces to serve. It is possible that there will be further military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, for example, may have unintended negative effects and adversely impact our business, financial condition and results of operations.

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

For the year ended December 31, 2023, we processed over $24.0 billion in payments on our solutions, compared to approximately $18.1 billion for the year ended December 31, 2022, and approximately $13.2 billion for the year ended December 31, 2021. We have grown rapidly and seek to continue to grow, and our business is subject to the risk of financial losses as a result of chargebacks for client-related losses, credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors in our solutions. As a provider of accounts receivable and other payment solutions, we enable the transfer of funds to our clients from their customers. Software errors in our solutions, including as a result of ordinary course updates to our software and systems, and operational errors by our FlyMates and business partners may also expose us to losses. In our business model, subject to certain exceptions, we function as a merchant of record in connection with the receipt of payments by our clients’ customers, which subjects us to chargeback risk in the event a client’s customer cancels or otherwise does not receive the services for which such customer paid. Although our client contracts allow us to pass such chargeback risk to our client, if a client has gone out of business, we are unable to collect on the chargeback and will bear the economic loss, which can negatively impact our business.

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

Volatility in the banking and financial services ecosystems may impact our bank partnerships and relationships, which could adversely affect our operations and liquidity.

Instability and volatility in the banking and financial services ecosystems, including limited liquidity, defaults, non-performance or other adverse developments that affect the banking ecosystem, or concerns or rumors about any such events or other similar risks, has and may in the future increase uncertainty in the global economy and the risk of a recession. Volatility in the banking and financial services sectors may impact our bank partnerships and relationships, which could adversely affect our operations and liquidity.

Our cash equivalents include money market funds, which are AAA-rated and comprised of liquid, high-quality debt securities issued by the U.S. government. Our access to our cash and cash equivalents and client funds could be significantly impacted in volatile markets given our concentration in government money market funds or impaired by the financial institutions with which we have arrangements directly, if such financial institutions are facing liquidity constraints or failures. We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. A failure of a depository institution to return these deposits, or if a depository institution is subject to other adverse conditions in the financial or credit markets, could further impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity, financial performance and ability to recover or repay client funds. If one or more of our bank partners were to fail and enter receivership proceedings, we may not be able to withdraw our or our clients' funds in excess of FDIC insurance limits, or may not be able to withdraw such funds in a timely manner, which could adversely affect our brand, business and results of operations, and may lead to regulatory or other claims or litigation, which may be costly to address.

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

We utilize a number of payment providers to clear and settle transactions for our clients, including payments providers such as China UnionPay Co. Ltd. and Adyen N.V. If the services provided by these partners become unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices, or due to regulatory restrictions or for any other reason, our expenses could increase and our ability to process certain payments could be materially interrupted, all of which could harm our business, financial condition, and results of operations. In addition, our agreements with these providers include certain terms and conditions. These providers have broad discretion to change their terms of service and other policies with respect to our business, and those changes may be unfavorable to us. Therefore, we believe that maintaining successful partnerships with these payment providers is critical to our success.

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

We are responsible for data security for ourselves and for third parties with whom we partner and under the rules and regulations established by the payment networks, such as Visa, Mastercard and American Express, and debit card networks and by industry regulations and standards that may be promulgated by organizations such as NACHA, which manages the governance of the ACH network in the United States. These third parties include our distribution partners and other third-party service providers and agents. We and other third parties collect, process, store and/or transmit personal and sensitive data, such as names, addresses, social security numbers, credit or debit card numbers and expiration dates, driver’s license numbers and bank account numbers. We have ultimate liability to the payment networks and to our customers for our failure or the failure of third parties with whom we contract to protect this data in accordance with PCI DSS and network requirements. The loss, destruction or unauthorized modification or disclosure of merchant or cardholder data by us or our contracted third parties could result in significant fines, sanctions, claims, litigation and proceedings or actions against us by the payment networks, governmental entities, clients, client customers or others and damage our reputation.

Similarly, there are existing regulatory regimes designed to protect the privacy of categories of personal or otherwise sensitive data. Relevant U.S. federal privacy laws include the FERPA, the Gramm-Leach-Bliley Act (GLBA), and HIPAA.

We also are subject to stringent contractual obligations relating to the handling of such data, including obligations that are more restrictive than legally required. For example, under HIPAA, the information we collect during the payment experience may include protected health Information (PHI), and as such, we are considered a “business associate” of the U.S. healthcare clients we serve, and we are required to enter into a business associate agreement (BAA) with these clients. The BAAs largely mirror some of the statutory obligations contained in HIPAA, but many contain additional contractual undertakings that give these clients additional remedies in the event of a breach of our obligations to protect the confidentiality of the client’s PHI or otherwise meet our contractual obligations. Privacy laws impose a variety of compliance burdens on us and our clients, such as requiring notice to individuals of privacy practices, providing individuals with certain rights to prevent the use and disclosure of protected information, and also imposing requirements for safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Privacy laws grant audit rights to our regulators and those of our clients. Any unauthorized disclosure of PHI or other data we are obligated to protect by regulation or contract could result in significant fines, sanctions, or requirements to take corrective action and could materially adversely affect our reputation and business.

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

We have administrative, technical, and physical security measures in place, and we have policies and procedures in place to both evaluate the security protocols and practices of our vendors and to contractually require service providers to whom we disclose personal data to implement and maintain privacy and security measures. However, we cannot provide assurance that the contractual requirements related to security and privacy that we impose on our service providers will be followed, or that those requirements, or our internal measures, will be adequate to prevent the unauthorized use or disclosure of data. If our privacy protection or security measures or those of the previously mentioned third parties are inadequate or are breached as a result of third-party action, employee or contractor error, malfeasance, malware, phishing, hacking attacks, system error, software bugs or defects in our solutions, trickery, process failure, or otherwise, and, as a result, there is improper disclosure of, or someone obtains unauthorized access to or extract funds or sensitive information, including personally identifiable information, on our systems or our partners’ systems, or if we suffer a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. Recent high-profile security breaches and related disclosures of personal and sensitive data by large institutions suggest that the risk of such events is significant, even if privacy protection and security measures are implemented and enforced. If personal or sensitive information is lost or improperly disclosed or threatened to be disclosed, we could incur significant costs associated with remediation and the implementation of additional security measures, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. In addition, we may incur significant liability and financial loss and may be subject to regulatory scrutiny, investigations, proceedings, and penalties and our reputation may be harmed. Additional risks will emerge to the extent we incorporate artificial intelligence in our solutions. Artificial intelligence algorithms or automated processing of data may be flawed, and datasets may be insufficient or may use third party artificial intelligence with unclear intellectual property rights or interests. Inappropriate or controversial data practices by us or others could subject us to lawsuits, regulatory investigations, legal and financial liability, or reputational harm. Additionally, our use of artificial intelligence may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents.

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

Our current business, the changing and uncertain economic, geopolitical and regulatory environment, and our anticipated domestic and international growth will continue to place significant demands on our risk management and compliance efforts. As our business grows and becomes more complex, we will need to continue developing and improving and investing in our risk management infrastructure, policies, procedures, techniques, and processes. As techniques used to perpetrate fraud on our solutions evolve, we may need to modify our solutions to mitigate fraud risks. As our business grows and becomes more complex, we may be less able to forecast and carry appropriate reserves in our books for fraud related losses. Further, these types of fraudulent activities targeting our solutions can also expose us to civil and criminal liability, governmental and regulatory sanctions as well as potentially cause us to be in breach of our contractual obligations to our clients and partners.

If we fail to adapt and respond effectively to rapidly and significantly changing technology, evolving industry standards, changing regulations, and changing business needs, requirements, or preferences, or if we fail to continue to grow and develop our payments solutions, our business may be materially and adversely affected.

Our future success depends in large part on the continued growth and development of our payments solutions. If such activities are limited, restricted, curtailed or degraded in any way, or if we fail to continue to grow and develop our payments solutions, our business may be materially and adversely affected. The market for payments enablement solutions is relatively new and subject to changes in technology, regulatory regimes, industry standards, payment methods, regulations and client and customer needs. Rapid and significant technological changes, evolving industry standards, changing regulations and business needs continue to confront the verticals in which we operate, including developments in digital banking, open banking, mobile financial apps, as well as developments in cryptocurrencies and in tokenization (e.g., replacing sensitive data such as payment card information) with symbols (tokens) to keep the data safe), blockchain, and artificial intelligence, including machine learning. The success of our business will depend, in part, on our ability to adapt and respond effectively to these changes through methods which include launching new solutions and incorporating new technologies, such as generative artificial intelligence, into our solutions.

The success of any new product and service, or any enhancements or modifications to existing solutions, depends on several factors, including the timely completion, introduction, and market acceptance of such solutions, enhancements, and modifications. Our engineering and software development teams operate in different locations across the globe (including teams in Spain, Romania, the United States, Israel and Australia), which can create logistical challenges. If we are unable to effectively coordinate with our global technology and development teams to enhance our solutions, add new payment methods or develop new solutions that keep pace with technological and regulatory changes to achieve market acceptance, or if new technologies emerge that are able to deliver competitive solutions that are more effective, secure, convenient or cost effective than our solutions, our business, operating results, and financial condition would be adversely affected. Furthermore, modifications to our existing solutions or technology will increase our technology and development expenses. Any failure of our solutions to operate effectively with existing or future network solutions and technologies could reduce the demand for our solutions, result in clients or clients' customer dissatisfaction and adversely affect our business.

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

If we fail to maintain, protect and enhance our brand, our ability to expand our client base will be impaired and our business, operating results, and financial condition may suffer.

We believe that further developing, maintaining, protecting and enhancing our brand domestically and on a global basis is important to support the marketing and sale of our existing and future solutions to new clients and to attracting additional and strategic partners. Successfully further developing, maintaining and enhancing our brand will depend largely on the effectiveness of our marketing and demand generation efforts, our ability to provide reliable and seamless solutions that continue to meet the needs of our clients and their customers at competitive prices, our ability to maintain our clients’ trust, our ability to continue to develop new functionality, solutions, and our ability to successfully differentiate solutions from competitive solutions. Our brand promotion activities may not generate client awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business could suffer.

The introduction and promotion of new solutions, as well as the promotion of existing solutions, may be partly dependent on our visibility on third-party advertising platforms, such as Google, LinkedIn, Facebook, or X. Changes in the way these platforms operate or changes in their advertising prices, data use practices or other terms could make the maintenance and promotion of our products and services and our brands more expensive or more difficult. If we are unable to market and promote our brands on third-party platforms effectively, our ability to acquire new clients would be materially harmed.

Harm to our brand can arise from many sources, including failure by us or our partners and service providers to satisfy expectations of service and quality; inadequate protection or misuse of sensitive information; fraud committed by third parties using our solutions; compliance failures and claims; litigation, regulatory and other claims; errors caused by us or our partners; and misconduct by our partners, service providers, or other counterparties. In addition, negative statements about us can cause and have caused a decline in the market price of our common stock, divert our management’s attention and resources, and could cause other adverse impacts to our business. Partners with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our clients and their customers in a manner that reflects poorly on our brand and such behavior or communications may adversely affect us. Further, negative publicity or commentary regarding the partners who are, or are perceived to be, affiliated with us may also damage our reputation, even if the negative publicity or commentary is not directly related to us. Any negative publicity about the industries we operate in or our company, the quality and reliability of our solutions, our risk management processes, changes to our products and services, our ability to effectively manage and resolve customer complaints, our privacy, data protection, and information security practices, litigation, regulatory activity, policy positions, and the experience of our customers with us, our products or services could adversely affect our reputation and the confidence in and use of our solutions. If we do not successfully maintain, protect or enhance our brands, our business could be materially and adversely affected.

If we lose key members of our management team or are unable to attract and retain executives and employees we need to support our operations and growth, our business may be harmed.

Our success and future growth depend upon the continued services of our management team and other key employees. Our Chief Executive Officer, Michael Massaro, and our President and Chief Operating Officer, Rob Orgel, are critical to our overall management, as well as the continued development of our solutions, strategic partnerships, culture, relationships with financial institutions, and strategic direction. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. Our senior management and key employees are employed on an at-will basis. In August 2023, we announced that Michael Ellis, our Chief Financial Officer, would be transitioning from such position in 2024, and we recently announced the appointment of Cosmin Pitigoi as our new Chief Financial Officer to join in March 2024. This or other changes in our senior management may be disruptive to our business, and, if we are unable to manage an orderly transition, our business may be adversely affected. We currently have “key person” insurance on our Chief Executive Officer, Michael Massaro, but not for any of the other members of our management team. Certain of our key employees have been with us for a long period of time and have fully vested stock options or other long-term equity incentives that are or may become valuable and are publicly tradable subject to Rule 144 limitations, which may reduce the incentive for each of these key employees to remain at our Company. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of our Chief Executive Officer, or our President and Chief Operating Officer, or one or more of our senior management, or other key employees could harm our business, and we may not be able to find adequate replacements.

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

In addition, sales and sale cycles may be based in part or entirely on factors, or perceived factors, not directly related to the features of our solutions, including, among others, a client or prospective client’s projection of business growth, uncertainty about economic conditions (including as a result of increased inflationary conditions, recession concerns and the escalation of hostilities between Russia and Ukraine, and Israel and Hamas), capital budgets, anticipated cost savings from the implementation of our solution, potential preference for internally-developed software solutions, perceptions about our business and solutions, more favorable terms offered by potential competitors, and previous technology investments. Mid-market and large enterprises tend to have more complex operating environments than smaller businesses, making it often more difficult and time-consuming for us to demonstrate the value of our solutions to prospective clients. The decision to use our solutions may also be an enterprise-wide decision, and require us to provide greater levels of education regarding the use and benefits of our solutions, which may result in additional time, effort, and money spent on our sales cycle without any assurance that our efforts will be successful in generating any sales. Often, major hospital systems and national or state higher education systems will solicit service offers by issuing RFPs, which are generally a time- and resource-intensive process, with no assurances of being selected as a vendor after the RFP process is completed. Additionally, large enterprises typically have longer implementation cycles, especially hospital and education systems, require greater product functionality and scalability and a broader range of services, demand that vendors take on a larger share of risks, sometimes require longer testing periods that delay general availability of our solutions, and expect greater payment flexibility from vendors. All of these factors can add further risk to business conducted with these clients. If we fail to realize an expected sale from a large end-client in a particular quarter or at all, our business, operating results, and financial condition could be materially and adversely affected.

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

We devote significant resources to establish relationships with new clients and deepen relationships with existing clients. Our sales cycle for our solutions can be variable, typically ranging from three to nine months from initial contact to contract execution. However, there is potential for our sales cycle to extend beyond three to nine months. During the period of our sales cycle, our efforts involve educating our clients about the use, technical capabilities and benefits of our solutions. Our operating results depend in substantial part on our ability to deliver a successful client experience and persuade our clients to grow their relationship with us over time. As we expect to grow rapidly, our client acquisition costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to achieve or maintain profitability. Any increased or unexpected costs or unanticipated delays, including delays caused by factors outside of our control, could cause our operating results to suffer.

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

In addition, as we continue to operate and grow our operations and continue to expand to new jurisdictions, we need to be able to provide efficient client service that meets our clients’ needs globally at scale. In geographies where we sell through our channel partners, if we are unable to provide a high quality client experience tailored to the language and culture of the applicable jurisdiction, our business operations and reputation may suffer.

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

Any acquisitions we undertake or have recently completed, including the acquisitions of StudyLink in November 2023 and Cohort Go in July 2022, will likely be accompanied by business risks which may include, among other things:

•
the effect of the acquisition on our financial results, strategic position or reputation;
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
•
a lack of experience in new markets, new geographies, new business culture, products or technologies or an initial dependence on unfamiliar distribution partners;
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
•
increased cyber and payment fraud risk, as cybercriminals attempt DDoS related attacks, phishing scams and other disruptive actions, given the shift to online banking, e-commerce and other online activity, as well as more FlyMates working remotely; and
•
system failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems, could compromise our ability to provide our solutions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could adversely affect our operating results and financial condition.

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
•
risks related to compliance with multiple complex, potentially conflicting and changing governmental laws and regulations;
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
•
the impact of government sanctions on our ability to offer services in a region, such as sanctions issued by the U.S. and other countries against Russia;
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
•
antitrust and competition regulations;
•
expanded compliance with potentially conflicting and changing laws of taxing jurisdictions where we conduct business and applicable U.S. tax laws as they relate to international operations, the complexity and adverse consequences of such tax laws, and potentially adverse tax consequences due to changes in such tax laws or levels of enforcement, including the Inflation Reduction Act of 2022, which includes a minimum corporate tax which could result in an additional tax liability in a given year;
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

Restrictions imposed or actions taken by foreign governments could include exchange controls, seizure or nationalization of foreign deposits and adoption of other governmental restrictions which adversely affect the prices of securities or the ability to repatriate profits. For instance, we process a substantial amount of payments from China. The Chinese government imposes controls on the convertibility of the Renminbi the currency of China, into foreign currencies and, in certain cases, the remittance of currency out of China. The Chinese government may at its discretion further restrict access in the future to foreign currencies for current account transactions, or impose regulatory requirements that may require modifications to our business model for our clients' payors located in China. In addition, income received by us from sources in some countries may be reduced by withholding and other taxes. Any such taxes paid by us will reduce the net income or return from such investments. While we will take these factors into consideration in making investment decisions, including when hedging positions, no assurance can be given that we will be able to fully avoid these risks or generate sufficient risk-adjusted returns.

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

We are currently required to comply with U.S. economic and trade sanctions administered by OFAC and we have processes in place to comply with the OFAC regulations as well as similar requirements in the foreign jurisdictions in which we already operate. As part of our compliance efforts, we scan our clients and their customers against watch lists promulgated by OFAC and certain other international agencies. Our application can be accessed from nearly anywhere in the world, and if our service is accessed from a sanctioned country or otherwise accessed or used in violation of applicable trade and economic sanctions, we could be subject to fines or other enforcement actions. In the course of implementing geolocation data-based sanctions screening measures, we identified certain payments which, based on geolocation data, appear to have been initiated from Cuba, Iran, or Syria, in potential violation of applicable sanctions regimes. We have made a voluntary submission to OFAC to report the potential violations. Although the internal investigation completed to date suggests that any loss incurred as a result of this matter would not be material to our business, if OFAC ultimately concludes any violation has occurred in connection with these or other transactions, it could result in penalties, fines, costs, and restrictions on our ability to do business, which could also harm our operating results.

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

Additionally, the California Privacy Rights Act (CPRA), which was passed in November 2020 and became effective on January 1, 2023, imposed additional obligations on companies covered by the legislation and significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

The laws and regulations relating to privacy and data security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. The CCPA, in particular, has prompted a number of proposals for new federal and state-level privacy legislation, which could increase our potential liability and adversely affect our business. Several states in the U.S. have proposed or enacted laws that contain obligations similar to the CCPA and CPRA that have taken effect or will take effect in coming years. The U.S. federal government also is contemplating federal privacy legislation. The effects of recently proposed or enacted legislation potentially are far-reaching. Such legislation may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

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

China (home to the most online users in the world) passed its DSL and its PIPL in 2021. The DSL applies to a wide range of data processing activities including, but not limited to, processing personal information. With extraterritorial scope and severe fines and penalties, these laws are set to impose an increasingly complex and comprehensive legal framework for processing personal information when doing business in China. The PIPL is enforced and administered by the Cyberspace Administration of China and relevant state and local government departments. The law draws from the GDPR, with heavy penalties up to the greater of 5% of the previous year’s revenue (possibly global) or $7.7 million. Chinese authorities have demonstrated a willingness to impose significant fines for violations of PIPL and other privacy laws, as evidenced by enforcement actions against Alibaba Group Holding Ltd and Didi Global Inc. in 2022.

As a reaction to data security concerns, in 2022, the Australian parliament approved a bill to amend the country's privacy legislation, significantly increasing the maximum penalties for companies and data controllers who suffer large-scale data breaches to the greater of: (i) AU$50 million, (ii) three times the value of any benefit obtained through the misuse of information, and (iii) 30% of a company's adjusted turnover in the relevant period. Previously, the penalty for severe data exposures was AU$2.22 million, considered by the current parliament to be wholly inadequate to incentivize companies to improve their data security mechanisms. The Office of the Australian Information Commissioner has new regulatory tools and flexibility that should, together with an ongoing focus on funding enforcement, see a more proactive regulator with capacity and capability to investigate and litigate more privacy incidents in Australia.

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

In February 2022, following Russia’s invasion of Ukraine, the United States and other countries announced sanctions against Russia. The sanctions by the United States and other countries against Russia to date include restrictions on selling or importing goods, services or technology in or from affected regions, travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia, severing Russia’s largest bank from the U.S. financial system, barring some Russian enterprises from raising money in the U.S. market and blocking the access of Russian banks to financial markets. The United States and other countries could impose wider sanctions and take other actions should the conflict further escalate. While it is difficult to anticipate the impact the sanctions announced to date may have on us, any further sanctions imposed or actions taken by the United States or other countries, and any retaliatory measures by Russia in response, could increase our costs, reduce our sales and earnings or otherwise have an adverse effect on our operations.

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

We pursue registration of copyrights, trademarks, and domain names in the United States and in certain jurisdictions outside of the United States, but doing so may not always be successful or cost-effective. We may be unable or, in some instances, choose not to obtain legal protection for our intellectual property, and our existing and future intellectual property rights may not provide us with competitive advantages or distinguish our solutions from those of our competitors. The laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may be uncertain or unavailable in those jurisdictions. We may need to expend additional resources to defend our intellectual property in such countries, and the inability to do so could impair our business or adversely affect our international expansion. Particularly given the international nature of the Internet, the rate of growth of the Internet, and the ease of registering new domain names, we may not be able to detect unauthorized use of our intellectual property or take prompt enforcement action. Furthermore, the growing use of generative artificial intelligence presents an increased risk of unintentional and/or unauthorized disclosure or use of our intellectual property rights.

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

For example, the Inflation Reduction Act of 2022 includes a minimum tax equal to fifteen percent of the adjusted financial statement income of certain corporations as well as a one percent excise tax on share buybacks, effective for tax years beginning in 2023. When effective, it is possible that the minimum tax could result in an additional tax liability over the regular federal corporate tax liability in a given year based on differences between book and taxable income (including as a result of temporary differences).

The vast majority of states have considered or adopted laws that impose tax collection obligations on out-of-state companies. States where we have nexus may require us to calculate, collect, and remit taxes on sales in their jurisdiction. Additionally, the Supreme Court of the United States ruled in South Dakota v. Wayfair, Inc. et al (Wayfair) that online sellers can be required to collect sales and use tax despite not having a physical presence in the buyer’s state. In response to Wayfair, or otherwise, states or local governments may enforce laws requiring us to calculate, collect, and remit taxes on sales in their jurisdictions. We may be obligated to collect and remit sales and use tax in states in which we have not collected and remitted sales and use tax. A successful assertion by one or more states requiring us to collect taxes where we historically have not or presently do not do so could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest. The imposition by state governments or local governments of sales tax collection obligations on out-of-state sellers could also create additional administrative burdens for us, put us at a perceived competitive disadvantage if they do not impose similar obligations on our competitors, and decrease our future sales, which could adversely affect our business and operating results.

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

As of December 31, 2023, we had U.S. federal NOL carryforwards of approximately $86.3 million and state NOL carryforwards of approximately $101.4 million. The federal and material state NOL carryforwards will begin to expire in 2032 and 2024, respectively. In general, under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations.

During 2022, the Company completed a Section 382 study and as a result of the ownership changes identified, $1.6 million of Flywire’s NOLs and $0.2 million of Simplee’s NOLs will expire unutilized, assuming sufficient taxable income is generated in the future. The Company is in the process of updating its Section 382 study and preliminary indications show there will be no additional limitations in using Federal and State NOL carryforwards.

Under the Tax Cuts and Jobs Act enacted in 2017 as modified by the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020, U.S. federal NOL carryforwards generated in taxable periods beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such NOL carryforwards in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. In addition, federal NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation, and NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and twenty-year carryforward period. Deferred tax assets for NOLs will need to be measured at the applicable tax rate in effect when the NOL is expected to be utilized. Similar rules may apply under state tax laws. The changes in the carryforward/carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2017.

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

An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We are required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we have undertaken and expect to need to continue to undertake various actions, such as implementing new internal controls and procedures, hiring risk professionals, accounting and internal audit staff, and engaging outside consultants, which will increase our operating expenses.

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

As a public company, we will continue to incur significant legal, accounting, and other expenses as a result of operating as a public company, which increased during 2023 as a result of becoming a "large accelerated" filer. The Sarbanes-Oxley Act, Dodd-Frank, the listing requirements of the Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements and interacting with public company investors and securities analysts. These obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could harm our business, operating results, and financial condition. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

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
•
the economy as a whole and market conditions in our industry;
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
•
restrictions that negatively impact international travel, study or commerce;
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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We had a total of 120,695,162 shares of our voting common stock and 1,873,320 shares of our non-voting common stock outstanding as of December 31, 2023. Other than shares held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements, these shares of common stock generally are freely tradable without restrictions or further registration under the Securities Act.

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

As of December 31, 2023, our current executive officers, directors and the holders of more than 5% of our outstanding voting and non-voting common stock, in the aggregate, beneficially owned a significant percentage of our outstanding voting and non-voting common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Flywire recognizes the critical importance of developing, implementing and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Risk Management and Strategy

Managing Material Risks and Integrated Overall Risk Management

Flywire has strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our security and risk management team works closely with our IT department to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Engage Third-parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, Flywire engages with a range of external experts, including cybersecurity assessors, consultants and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third-parties includes regular audits, threat assessments and consultation on security enhancements.

Oversee Third-party Risk

Flywire implements stringent processes to oversee and manage the risks associated with third-party service providers. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes annual assessments by our Chief Information Security Officer (CISO) and on an ongoing basis by our security and risk management team and our security engineers. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Governance

Our Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats. Our Board has established robust oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence.

Board of Directors Oversight

Our Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee is composed of board members with diverse expertise including risk management, technology and finance, which we believe equips them to oversee cybersecurity risks effectively.

Management’s Role Managing Risk

The CISO, General Counsel & Chief Compliance Officer (GC & CCO), Chief Operating Officer (COO) and the Chief Executive Officer (CEO) play a pivotal role in informing the Audit Committee on cybersecurity risks. They provide comprehensive briefings to the Audit Committee on a quarterly basis. These briefings encompass a broad range of topics, including:

•
Current cybersecurity landscape and emerging threats;
•
Status of ongoing cybersecurity initiatives and strategies;
•
Incident reports and learnings from any cybersecurity events;
•
Risk mitigation efforts and insurance; and
•
Compliance with regulatory requirements and industry standards.

In addition to our scheduled meetings, the Audit Committee, CISO, GC & CCO, COO and CEO maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on any significant developments in the cybersecurity domain, ensuring the Board’s oversight is proactive and responsive. The Audit Committee actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into the broader strategic objectives of Flywire. Our Audit Committee conducts an annual review of our cybersecurity posture and the effectiveness of its risk management strategies. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.

Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the CISO. With over 30 years of experience in the field of cybersecurity, the CISO brings a wealth of expertise to her role. Her background includes extensive experience as an enterprise CISO and is well-recognized within the industry. Her in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our CISO oversees our governance programs, tests our compliance with standards, remediates known risks, and leads our employee training program.

Monitor Cybersecurity Incidents

The CISO is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation and remediation of cybersecurity incidents. The CISO implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the CISO is equipped with a well-defined incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents and is subject to periodic testing for effectiveness of response and remediation.

Reporting to Board of Directors

Our CISO, in her capacity, regularly informs our Chief Financial Officer (CFO), GC & CCO, COO and CEO of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing Flywire. Furthermore, our CISO reports to the Board of Directors at a minimum twice a year, ensuring that they have comprehensive oversight and can provide guidance on significant cybersecurity matters, and strategic risk management decisions.

Item 2. Properties

Our corporate headquarters are located in Boston, Massachusetts, where we occupy facilities totaling approximately 10,946 square feet under a lease that expires in June 2027. We use these facilities for administration, finance, legal, compliance, human resources, global payments, IT, sales and marketing, engineering, and customer success.

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

In the course of implementing geolocation data-based sanctions screening measures, we identified certain payments which, based on geolocation data, appear to have been initiated from Cuba, Iran, or Syria, in potential violation of applicable sanctions regimes. Although Flywire continues to evaluate whether these or other transactions constitute potential violations of OFAC sanctions (including whether certain of these payments may have been authorized by general licenses or license exemptions under the relevant sanctions regulations), in August 2023, Flywire made a voluntary submission to OFAC to report the potential violations. Based upon the results of the internal investigation completed to date, we do not believe that the amount of any loss incurred as a result of this matter would be material to its business, financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our voting common stock trades on the Nasdaq Global Select Market under the symbol “FLYW.” Our non-voting common stock is not listed on any stock exchange nor traded on any public market.

Holders of Record

As of February 23, 2024, there were approximately 36 holders of record of our voting common stock. This number does not include beneficial owners whose shares are held by nominees in street name. As of February 23, 2024, there was 1 holder of record of our non-voting common stock.

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

The following graph depicts the total cumulative stockholder return on our common stock from May 26, 2021, the first day of trading of our common stock on the Nasdaq Global Select Market, through December 31, 2023, relative to the performance of the S&P 500 Index and S&P 500 IT Index. The graph assumes an initial investment of $100.00 at the close of trading on May 26, 2021 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

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
Travel Solution
Acquisition
Simplee
Launch
B2B Solution
Flywire Charitable Foundation
IPO
Acquisition
WPM
Acquisition
Cohort Go
Inaugural ESG Report
Acquisition
StudyLink
Follow-on Offering
3.8K+
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
CLIENTS OVER TIME
Client count as of year end

The combination of our differentiated solution and efficient go-to-market strategy has resulted in strong and consistent client growth.

•
Rapid domestic and international payments volume growth. We have grown our total payment volume by approximately 33% period-over-period from $18.1 billion during the year ended December 31, 2022 to $24.0 billion during the year ended December 31, 2023. We grew our total payment volume by approximately
37% period-over-period from $13.2 billion during the year ended December 31, 2021 to $18.1 billion during the year ended December 31, 2022.
•
Expanded global payments network. We have continued to add to the capabilities of our payment network by means of new local bank accounts and payment partners, and have expanded our global reach to over 240 countries and territories and more than 140 currencies.
•
Enjoyable and personalized user experience. Our NPS of 62 in fiscal year 2022 demonstrates a strong affinity among our clients for our platform.
•
Strong dollar-based net retention. For the year ended December 31, 2023, our annual net dollar-based retention rate was approximately 125%. For the year ended December 31, 2022, our annual net dollar-based retention rate was approximately 124%. For the year ended December 31, 2021, our annual net dollar-based retention rate was approximately 140%. We calculate the annual net dollar-based retention rate for a given year based on the weighted average of the quarterly net dollar-based retention rates for each quarter in that year. We calculate the quarterly net dollar-based retention rate for a given quarter by dividing the revenue we earned in that quarter by the revenue we earned from the same clients in the corresponding quarter of the previous year. Our calculation of quarterly net dollar-based revenue rate for a given quarter only includes revenue from clients that were clients at the beginning of the corresponding quarter of the previous year.

As of December 31, 2023, we serve over 3,800 clients around the world. In education, we serve more than 2,800 institutions. In healthcare, we power more than 90 healthcare systems, including four of the top 10 healthcare systems in the United States ranked by hospital size as of December 31, 2023. In our newer payment verticals of travel and B2B payments, we have a growing portfolio of more than 900 clients as of December 31, 2023.

Our success in building our client base around the world and expanding utilization by our clients’ customers has allowed us to achieve significant scale. We enabled over $24.0 billion and approximately $18.1 billion in total payment volume during the years ended December 31, 2023 and 2022, respectively. We generated revenue of $403.1 million, $289.4 million and $201.1 million for the years ended December 31, 2023, 2022 and 2021, respectively, and incurred net losses of $8.6 million, $39.3 million, and $28.1 million for those same years.

We believe that the growth of our business and our operating results will be dependent upon many factors, including our ability to add new clients, expand the usage of our solutions by our existing clients and their customers, integrate the businesses and technology platforms that we acquire and increase the breadth and depth of our payments and software capabilities by adding new solutions. While these areas present significant opportunities for us, they also pose challenges and risks that we must successfully address in order to sustain the growth of our business and improve our operating results.

While we have experienced significant growth and increased demand for our solutions over recent periods, we expect to continue to incur losses in the short term and may not be able to achieve or maintain profitability in the future. Our marketing is focused on generating leads to develop our sales pipeline, building our brand and market awareness, scaling our network of partners and growing our business from our existing client base. We believe that these efforts will result in an increase in our client base, revenues, and improved margins in the long term. To manage any future growth effectively, we must continue to improve and expand our IT and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. Additionally, we face intense competition in our market, and to succeed, we need to innovate and offer solutions that are differentiated from legacy payment solutions. We must also effectively hire, retain, train, and motivate qualified personnel and senior management. There are also circumstances beyond our control which can materially impact our business that we need to respond to, including, but not limited to fluctuations in exchange rates. If we are unable to successfully address these challenges, our business, operating results, and prospects could be adversely affected.

2023 Follow-On Offering

On August 9, 2023, we entered into an underwriting agreement (Underwriting Agreement) with Goldman Sachs & Co. LLC, as representative of the several underwriters (Underwriters), in connection with the offer and sale of 8,000,000 shares of common stock, at a price to the public of $32.00 per share (the Primary Offering). In addition, pursuant to the terms of the Underwriting Agreement, we granted the Underwriters an option to purchase up to 1,200,000 additional shares of Common Stock (Underwriters’ Option).

On September 12, 2023, the Underwriters exercised the Underwriters’ Option in part and purchased an additional 500,000 shares common stock, in each instance at a price to the public of $32.00 per share. We received $260.1 million in net proceeds from the Primary Offering and the Underwriters’ Option, after deducting underwriting discounts and commissions of $10.9 million and other offering costs of $1.1 million.

Initial Public Offering (IPO)

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

Recent Acquisition

In November 2023, we acquired all of the issued and outstanding shares of StudyLink for an estimated total aggregate purchase price of approximately $35.5 million, consisting of approximately $32.8 million in cash consideration, net of cash acquired and up to approximately $2.7 million in contingent consideration. Purchase consideration is subject to certain adjustments as specified in the share sale agreement, including a net working capital adjustment. The contingent consideration represents additional payments that we may be required to make in the future dependent on the successful achievement of revenue, volume, cross-selling and engineering implementation milestones, a portion of which can be paid in the form of cash or shares of common stock, at our option, and is subject to exchange rate fluctuation adjustment between the U.S. Dollar and Australian Dollar. Additional payments in the form of shares of common stock will be made based on the continuing employment of a key employee; accordingly, the fair value of $2.4 million, approximately 84,000 shares of common stock, have been excluded from the purchase consideration. StudyLink is an Australian-based SaaS education company that provides platforms to education providers to support their student admissions systems and processes, including features such as eligibility assessment, offer generation, recruitment agent and commission management and acceptance processing. The acquisition of StudyLink was intended to accelerate our success in the Australian higher education market and enhance our value proposition to payers, universities and agents in the higher education ecosystem. StudyLink contributed $1.4 million in platform revenue during the year ended December 31, 2023.

In July 2022, we acquired all of the issued and outstanding shares of Cohort Go for an estimated aggregate purchase price of $23.1 million, which consisted of $17.1 million in cash consideration, net of cash acquired, $4.3 million in shares of common stock and up to $1.7 million in contingent consideration assessed at the acquisition date. Subsequent to the acquisition date, at each reporting date, the contingent consideration was remeasured and changes in the fair value resulting from a change in the underlying inputs were recognized in general and administrative expense in the consolidated statements of operations and comprehensive loss. Contingent consideration represented additional payments that Flywire was required to make which was dependent upon Cohort Go's achievement of specific post-acquisition milestones and was subject to exchange rate fluctuation adjustment between the U.S. Dollar and Australian Dollar. During the year ended December 31, 2023 and 2022, we paid $1.7 million and $0.5 million, respectively, in contingent consideration based on Cohort Go's successful and timely achievement of contracted milestones. No additional contingent consideration is due or payable with respect to the Cohort Go acquisition. Cohort Go is an Australian-based education payments provider that simplifies the student recruitment process by bringing together students, agents and essential student services such as health insurance into one platform. The acquisition of Cohort Go accelerated the growth of Flywire's agent related revenue and contributed to our global expansion. Cohort Go contributed $16.6 million in transaction revenue and $10.4 million in platform revenue during the year ended December 31, 2023 and $6.4 million in transaction revenue and $3.3 million in platform revenue during the year ended December 31, 2022.

In December 2021, we acquired all of the issued and outstanding shares of WPM for an estimated aggregate purchase price of $59.6 million, which consisted of $56.1 million in cash consideration, net of cash acquired and up to $3.5 million in estimated fair value of contingent consideration. Contingent consideration was potentially payable at various intervals through March 2024 in the form of cash or up to approximately 225,000 shares of common stock, at our option, and was dependent upon our achievement of specified minimum payment volume targets and integration targets. As of December 31, 2023, no contingent consideration is due or payable with respect to the WPM acquisition. During the year ended December 31, 2022, we paid $0.4 million in contingent consideration related to the completion of integration targets. There was no contingent consideration paid during the year ended December 31, 2021. Certain amounts were also tied to continued employment of key employees. During the year ended December 31, 2023, we expensed $0.7 million in personnel costs associated with retention of key employees. These personnel costs have been paid through shares of Flywire common stock issued in January 2023, July 2023 and January 2024. During the year ended December 31, 2022 and 2021, we expensed $0.9 million and less than $0.1 million, respectively, in personnel costs associated with the retention of key employees. WPM is a leading software provider that enables seamless and secure payment experiences for universities and colleges across the U.K. The acquisition of WPM was intended to build on our existing education payments business and is expected to further accelerate our market share in the U.K. education sector. WPM contributed $6.3 million, $6.4 million and $0.3 million in platform revenue during the years ended December 31, 2023, 2022 and 2021, respectively.

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

Key Operating Metrics and Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States (GAAP), we use certain non-GAAP financials measures. The following table sets forth our key operating metrics and non-GAAP measures for the periods presented. All dollar amounts are rounded to the nearest million. As a result, certain amounts may not recalculate using the rounded amounts provided.

	For the Year Ended December 31,
(dollars in millions)	2023	2022	2021
Total Payment Volume	$24,032.8	$18,078.5	$13,201.3
Revenue	$403.1	$289.4	$201.1
Revenue Less Ancillary Services	$381.5	$267.1	$181.1
Gross Profit	$247.4	$174.9	$125.2
Adjusted Gross Profit	$254.1	$181.9	$129.7
Gross Margin	61.4%	60.4%	62.3%
Adjusted Gross Margin	66.6%	68.1%	71.6%
Net Loss	$(8.6)	$(39.3)	$(28.1)
Adjusted EBITDA	$42.0	$14.9	$22.8

For the year ended December 31, 2023, transaction revenue and platform and usage-based fee revenue represented 81.8% and 18.2% of our revenue, respectively. For the year ended December 31, 2023, transaction revenue and platform and usage-based fee revenue represented 85.8% and 14.2% of our total revenue less ancillary services, respectively.

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

For the year ended December 31, 2023, our total payment volume was over $24.0 billion, consisting of $17.7 billion of total payment volume from transactions included in transaction revenue and $6.3 billion of total payment volume from transactions included in platform and usage-based fee revenue.

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
•
Adjusted Gross Margin - Adjusted Gross Margin represents Adjusted Gross Profit divided by Revenue Less Ancillary Services. Management believes this presentation supplements the GAAP presentation of gross margin with a useful measure of the gross margin of our payment-related services, which are the primary services we provide to our clients. Beginning with the year ended December 31, 2022, we have excluded depreciation and amortization from the calculation of our adjusted gross profit, which we believe enhances the understanding of our operating performance and enables more meaningful period to period comparisons. Our adjusted gross profit and adjusted gross margin for the year ended December 31, 2021 were recast to conform to the updated methodology and are reflected herein for comparison purposes.
•
Adjusted EBITDA - Adjusted EBITDA represents EBITDA further adjusted by excluding (i) stock-based compensation expense and related payroll taxes, (ii) the impact from the change in fair value measurement for contingent consideration associated with acquisitions, (iii) the impact from the change in fair value measurement of our preferred stock warrants prior to our IPO, (iv) gain (loss) from the remeasurement of foreign currency, (v) indirect taxes related to intercompany activity, (vi) acquisition related transaction costs and (vii) employee retention costs, such as incentive compensation, associated with acquisition activities. Management believes that the exclusion of these amounts to calculate Adjusted EBITDA provides useful measures for period-to-period comparisons of our business.

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

Reconciliations of Non-GAAP Financial Measures

The tables below provide reconciliations of Revenue Less Ancillary Services, Revenue Less Ancillary Services at Constant Currency, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA to the most comparable GAAP figure on a consolidated basis for the periods presented. All dollar amounts are rounded to the nearest million. As a result, certain amounts may not recalculate using the rounded amounts provided.

Revenue Less Ancillary Services, Adjusted Gross Profit and Adjusted Gross Margin:

	Year Ended December 31,
(dollars in millions)	2023	2022	2021
Revenue	$403.1	$289.4	$201.1
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	(19.4)	(20.4)	(18.2)
Marketing fees	(2.2)	(1.9)	(1.8)
Revenue Less Ancillary Services	$381.5	$267.1	$181.1
Payment processing services costs	147.3	107.9	70.2
Hosting and amortization costs within technology and development expenses	8.4	6.6	5.7
Cost of Revenue	$155.7	$114.5	$75.9
Adjusted to:
Exclude printing and mailing costs	(19.4)	(20.4)	(18.2)
Offset marketing fees against related costs	(2.2)	(1.9)	(1.8)
Exclude depreciation and amortization	(6.7)	(7.0)	(4.5)
Adjusted Cost of Revenue	$127.4	$85.2	$51.4
Gross Profit	$247.4	$174.9	$125.2
Gross Margin	61.4%	60.4%	62.3%
Adjusted Gross Profit	$254.1	$181.9	$129.7
Adjusted Gross Margin	66.6%	68.1%	71.6%

(dollars in millions)	Transaction	Platform and Usage-Based Fee	Year Ended December 31, 2023
Revenue	$329.7	$73.4	$403.1
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(19.4)	(19.4)
Marketing fees	(2.2)	—	(2.2)
Revenue Less Ancillary Services	$327.5	$54.0	$381.5
Percentage of Revenue	81.8%	18.2%	100.0%
Percentage of Revenue Less Ancillary Services	85.8%	14.2%	100.0%

(dollars in millions)	Transaction	Platform and Usage-Based Fee	Year Ended December 31, 2022
Revenue	$224.2	$65.2	$289.4
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(20.4)	(20.4)
Marketing fees	(1.9)	—	(1.9)
Revenue Less Ancillary Services	$222.3	$44.8	$267.1
Percentage of Revenue	77.5%	22.5%	100.0%
Percentage of Revenue Less Ancillary Services	83.2%	16.8%	100.0%

(dollars in millions)	Transaction	Platform and Usage-Based Fee	Year Ended December 31, 2021
Revenue	$148.0	$53.1	$201.1
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(18.2)	(18.2)
Marketing fees	(1.8)	—	(1.8)
Revenue Less Ancillary Services	$146.2	$34.9	$181.1
Percentage of Revenue	73.6%	26.4%	100.0%
Percentage of Revenue Less Ancillary Services	80.7%	19.3%	100.0%

Revenue Less Ancillary Services at Constant Currency:

	Year Ended December 31,		Growth Rate
(dollars in millions)	2023	2022
Revenue	$403.1	$289.4	39.3%
Ancillary services	(21.6)	(22.3)
Revenue Less Ancillary Services	381.5	267.1	42.8%
Effects of foreign currency rate fluctuations	$1.4	—
Revenue Less Ancillary Services at constant currency	$382.9	$267.1	43.4%

EBITDA and Adjusted EBITDA:

	Year Ended December 31,
(in millions)	2023	2022	2021
Net loss	$(8.6)	$(39.3)	$(28.1)
Interest expense	0.4	1.2	2.0
Interest income	(13.3)	(3.2)	—
Provision for income taxes	4.2	2.0	2.2
Depreciation and amortization	16.4	14.1	9.0
EBITDA	(0.9)	(25.2)	(14.9)
Stock-based compensation expense and related taxes	45.2	31.2	18.9
Change in fair value of contingent consideration	0.4	(2.8)	2.3
Change in fair value of preferred stock warrant liability	—	—	10.8
Gain (loss) from remeasurement of foreign currency	(4.2)	9.2	(0.1)
Indirect taxes related to intercompany activity	0.2	0.4	0.9
Acquisition related transaction costs (1)	0.4	0.8	0.7
Acquisition related employee retention costs (2)	0.9	1.4	4.2
Adjusted EBITDA	$42.0	$14.9	$22.8
(1)
Acquisition related transaction costs consisted of legal and advisory fees incurred in connection with the StudyLink, Cohort Go and WPM acquisitions.
(2)
Acquisition related employee retention costs consisted of costs incurred to retain and compensate StudyLink, WPM and Simplee's employees in connection with integration of the business.

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

Impact of the Conflict between Israel and Hamas

We have an office in Tel Aviv, Israel, which is one of our software development and product centers. As of the date of this filing, the conflict between Israel and Hamas has not had a material impact on our revenue, results of operations or financial position. We are engaged in active workforce management and efforts to preserve the health and safety of our Israeli FlyMates. However, since the Tel Aviv office is a healthcare engineering hub, we may experience customer service issues if there is a major problem as a result of the conflict and we are not able to service its platform on a timely basis. Further, the conflict may create a global challenge in outsourcing or hiring engineering talent.

Impact of the Conflict between Russia and Ukraine

We do not have any operations, or long-lived assets, in Ukraine or Russia. We are actively monitoring the situation in Ukraine and assessing its impact on our business, but as of the issuance date of these consolidated financial statements, the current conflict between Russia and Ukraine has not had a material impact on our revenue, results of operations or financial position. Ukraine is a major engineering hub and we may from time to time utilize technology resources from Ukraine on a contracted basis. The conflict may create a global challenge in outsourcing or hiring engineering talent. However, we have no way to predict the progress or outcome of the conflict or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control.

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

Impact of Inflation

Inflation did not have a material effect on our cash flows and results of operations during the year ended December 31, 2023.

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

Business Continuity

In response to COVID-19 developments, we implemented measures to focus on the safety of our FlyMates and support of our clients, while at the same time seeking to mitigate the impact on our financial position and operations. We have implemented remote working capabilities for our entire organization and to date, there has been minimal disruption to our operations. As vaccination rates increased and the pandemic abated, we reopened our offices to the extent local requirements allowed, although FlyMates continue to have the flexibility to work remotely. With the recent outbreak of hostilities in Gaza, we have also engaged in active workforce planning to help Israeli FlyMates support the business without interruption and implement safety measures for FlyMates in Israel.

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

Interest Expense

Interest expense consists of interest previously incurred on our Loan and Security Agreement (LSA) and revolving credit syndication loan (Revolving Credit Facility). Interest expense also includes amortization of debt issuance cost and debt discount from our previous LSA. During 2018, we borrowed $25.0 million under the LSA. In July 2021, we refinanced the LSA by entering into a $50.0 million Revolving Credit Facility. During the year ended December 31, 2022, we repaid the $25.9 million outstanding under the Revolving Credit Facility, and did not draw against the Revolving Credit Facility during the year ended December 31, 2023. As a result, we continue to have access to a total commitment of $50.0 million under the Revolving Credit Facility.

On June 23, 2023, we executed the First Amendment to the Revolving Credit Facility to transition determination of the rate of interest from the LIBOR benchmark rate to the SOFR benchmark rate effective June 30, 2023.

In accordance with the First Amendment, the Revolving Credit Facility has an adjustable rate of interest based on the type of loan requested, either at a rate based on the Alternate Base Rate (ABR) plus an applicable rate or Adjusted Term SOFR plus an applicable rate. The ABR rate is based on the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 1/2 of 1%, or (c) the Adjusted Term SOFR for a one-month interest period, plus 1%. The Adjusted Term SOFR is based on (x) the Term SOFR, plus (y) the applicable spread adjustment ranging from 0.11448% to 0.71513% depending on the length of the SOFR interest period, multiplied by (z) the Statutory Reserve Rate. The applicable rate is based upon our liquidity as of the most recent consolidated financial information and ranges from 0.75% to 2.25%.

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

Interest Income

Interest income consists of interest on cash held in interest bearing operating accounts, including money market funds.

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

We have a valuation allowance on our net U.S. deferred tax assets, including federal and state NOLs and our net U.K. deferred tax assets, including NOL's. We expect to maintain these valuation allowances until it becomes more likely than not that the benefit of our deferred tax assets are realized through future taxable income generated in these jurisdictions.

Results of Operations

Comparison of results for the years ended December 31, 2023 and 2022

All dollar amounts in the tables below are rounded to the nearest million. As a result, certain amounts may not recalculate using the rounded amounts provided.

The following table sets forth our consolidated results of operations for periods presented:

	Year Ended December 31,
(dollars in millions)	2023	2022	$ Change	% Change
Revenue	$403.1	$289.4	$113.7	39.3%
Payment processing services costs	147.3	107.9	39.4	36.5%
Technology and development	62.0	50.3	11.7	23.3%
Selling and marketing	107.6	78.5	29.1	37.1%
General and administrative	107.6	82.9	24.7	29.8%
Total costs and operating expense	424.6	319.6	105.0	32.9%
Loss from operations	(21.5)	(30.2)	8.7	(28.8)%
Interest expense	(0.4)	(1.2)	0.8	(66.7)%
Interest income	13.3	3.2	10.1	315.6%
Gain (loss) from remeasurement of foreign currency	4.2	(9.2)	13.4	(145.7)%
Total other income (expense), net	17.2	(7.1)	24.3	(342.3)%
Loss before provision for income taxes	(4.4)	(37.4)	33.0	(88.2)%
Provision for income taxes	4.2	2.0	2.2	110.0%
Net loss	(8.6)	(39.3)	30.7	(78.1)%
Foreign currency translation adjustment	3.2	(1.5)	4.7	(313.3)%
Comprehensive loss	$(5.3)	$(40.9)	$35.6	(87.0)%

Revenue

Revenue was $403.1 million for the year ended December 31, 2023, compared to $289.4 million for the year ended December 31, 2022, an increase of $113.7 million or 39.3%. Revenue is comprised of transaction revenue and platform and usage-based fee revenue as follows:

	Year Ended December 31,
(dollars in millions)	2023	2022	$ Change	% Change
Transaction revenue	$329.7	$224.2	$105.5	47.1%
Platform and usage-based fee revenue	73.4	65.2	8.2	12.6%
Revenue	$403.1	$289.4	$113.7	39.3%

Transaction revenue was $329.7 million for the year ended December 31, 2023, compared to $224.2 million for the year ended December 31, 2022, an increase of $105.5 million or 47.1%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes, from both our existing clients and new clients added during the year ended December 31, 2023. We experienced strong growth in payment volume across all regions and verticals during the period. Total payment volume increased approximately 33% during the year ended December 31, 2023 to over $24.0 billion. Our marketing services revenue increased as a result of our payments partners using more of our marketing services during the year ended December 31, 2023, compared to the year ended December 31, 2022.

Platform and usage-based fee revenue was $73.4 million for the year ended December 31, 2023, compared to $65.2 million for the year ended December 31, 2022, an increase of $8.2 million or 12.6%. The increase in platform and usage-based fee revenue was attributable to increased usage by our clients and new clients signed during the year ended December 31, 2023, compared to the year ended December 31, 2022.

Payment Processing Services Costs

Payment processing services costs were $147.3 million for the year ended December 31, 2023, compared to $107.9 million for the year ended December 31, 2022, an increase of $39.4 million or 36.5%. The increase in payment processing services costs is correlated with the increase in total payment volume of approximately 33% over the same period as well as increased use of credit cards, which have higher processing costs.

Technology and Development

Technology and development expenses were $62.0 million for the year ended December 31, 2023, compared to $50.3 million for the year ended December 31, 2022, an increase of $11.7 million or 23.3%. The increase in technology and development cost was primarily driven by an increase in personnel costs and stock-based compensation expense. Personnel costs were $38.5 million for the year ended December 31, 2023, compared to $32.1 million for the year ended December 31, 2022, an increase of $6.4 million or 19.9%. The increase in personnel costs was primarily driven by an increase in headcount within our technology and development teams. Stock-based compensation expense was $9.3 million for the year ended December 31, 2023, compared to $4.9 million for the year ended December 31, 2022, an increase of $4.4 million or 89.8%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates.

Selling and Marketing

Selling and marketing expenses were $107.6 million for the year ended December 31, 2023, compared to $78.5 million for the year ended December 31, 2022, an increase of $29.1 million or 37.1%. The increase in selling and marketing expenses was primarily driven by an increase in personnel costs, professional fees, stock-based compensation, marketing costs, and amortization expense. Personnel costs were $57.0 million for the year ended December 31, 2023, compared to $44.5 million for the year ended December 31, 2022, an increase of $12.5 million or 28.1%. The increase in personnel costs was primarily driven by an increase in headcount within our selling and marketing teams and commissions earned on sales during the period. Professional fees were $18.5 million for the year ended December 31, 2023, compared to $10.2 million for the year ended December 31, 2022, an increase of $8.3 million or 81.4%. The increase in professional fees was due to increases in third party commissions. Stock-based compensation was $12.0 million for the year ended December 31, 2023, compared to $7.9 million for the year ended December 31, 2022, an increase of $4.1 million or 51.9%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates. Marketing costs were $7.1 million for the year ended December 31, 2023, compared to $5.8 million for the year ended December 31, 2022, an increase of $1.3 million or 22.4%. The increase in marketing costs was due to increased marketing initiatives and hosted events. Amortization of intangible assets were $5.1 million during the year ended December 31, 2023, compared to $3.9 million for the year ended December 31, 2022, an increase of $1.2 million or 30.8%. The increase in amortization expense was due to acquired customer relationships related to the Cohort Go acquisition.

General and Administrative

General and administrative expenses were $107.6 million for the year ended December 31, 2023, compared to $82.9 million for the year ended December 31, 2022, an increase of $24.7 million or 29.8%. The increase in general and administrative expenses was primarily driven by an increase in personnel costs, stock-based compensation, professional fees, change in the fair value of contingent consideration, and software and hosting expenses. Personnel costs were $42.4 million for the year ended December 31, 2023, compared to $33.6 million for the year ended December 31, 2022, an increase of $8.8 million or 26.2%. The increase in personnel costs was primarily driven by an increase in headcount.

Stock-based compensation was $22.5 million for the year ended December 31, 2023, compared to $17.5 million for the year ended December 31, 2022, an increase of $5.0 million or 28.6%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates. Professional fees were $14.8 million for the year ended December 31, 2023, compared to $11.1 million for the year ended December 31, 2022, an increase of $3.7 million or 33.3%. The increase in professional fees was due to increased legal, consulting and audit fees. Change in the fair value of contingent consideration related to acquisitions was $0.4 million for the year ended December 31, 2023, compared to $(2.8) million for the year ended December 31, 2022, an increase of $3.2 million or 114.3%. The increase in the fair value of contingent consideration was due to an increase in the fair value of contingent consideration related Cohort Go which was paid in the first quarter of 2023. Software and hosting expenses were $8.3 million for the year ended December 31, 2023, compared to $5.6 million for the year ended December 31, 2022, an increase of $2.7 million or 48.2%. The increase in software and hosting expenses was primarily related to increased hosting fees based on payment volumes growth and additional software needs based on headcount growth.

Interest Expense

Interest expense was $0.4 million for the year ended December 31, 2023, compared to $1.2 million for the year ended December 31, 2022, a decrease of 0.8 million or 66.7%. During July 2021, we entered into a Revolving Credit Facility with three banks for a total commitment of $50.0 million. We drew $25.9 million on the Revolving Credit Facility and used the proceeds to early prepay the existing LSA of $25.0 million. During the year ended December 31, 2022, we repaid the $25.9 million outstanding under the Revolving Credit Facility, which resulted in no interest expense on debt for the year ended December 31, 2023. Interest expense for the year ended December 31, 2023 consists primarily of amortization of debt issuance cost and debt discount from our previous LSA.

Interest Income

Interest income was $13.3 million for the year ended December 31, 2023, compared to $3.2 million for the year ended December 31, 2022, an increase of $10.1 million or 315.6%. The increase in interest income was due to our investment in interest bearing accounts during the second quarter of 2022, an increase in yield earned from our investment in money market funds as interest rates increased during the year ended December 31, 2023, compared to the year ended December 31, 2022 and an increase in our cash balance.

Gain (Loss) from Remeasurement of Foreign Currency

Gain (loss) from remeasurement of foreign currency was $4.2 million for the year ended December 31, 2023, compared to $(9.2) million for the year ended December 31, 2022, an increase of $13.4 million or 145.7%. The increase was primarily the result of the remeasurement of foreign currency transactions into the British pound sterling and impact of fluctuations in exchange rates during respective remeasurement periods.

Provision for Income Taxes

Provision for income taxes was $4.2 million during the year ended December 31, 2023, compared to $2.0 million during the year ended December 31, 2022, an increase of $2.2 million or 110.0%. During the year ended December 31, 2023 and 2022, we recorded an income tax expense of $4.2 million and $2.0 million, respectively, which was primarily attributable to income taxes related to our profitable foreign subsidiaries and U.S. state taxes. Our effective tax rate was (96.8)% for the year ended December 31, 2023, compared to (5.4)% for the year ended December 31, 2022.

Comparison of results for the years ended December 31, 2022 and 2021

All dollar amounts in the tables below are rounded to the nearest million. As a result, certain amounts may not recalculate using the rounded amounts provided.

The following table sets forth our consolidated results of operations for periods presented:

	Year Ended December 31,
(dollars in millions)	2022	2021	$ Change	% Change
Revenue	$289.4	$201.1	$88.3	43.9%
Payment processing services costs	107.9	70.2	37.7	53.7%
Technology and development	50.3	31.3	19.0	60.7%
Selling and marketing	78.5	51.3	27.2	53.0%
General and administrative	82.9	61.6	21.3	34.6%
Total costs and operating expense	319.6	214.4	105.2	49.1%
Loss from operations	(30.2)	(13.3)	(16.9)	127.1%
Interest expense	(1.2)	(2.0)	0.8	(40.0)%
Change in fair value of preferred stock warrant liability	—	(10.8)	10.8	(100.0)%
Interest income	3.2	—	3.2	100.0%
(Loss) gain from remeasurement of foreign currency	(9.2)	0.1	(9.3)	(9300.0)%
Total other income (expense), net	(7.1)	(12.7)	5.6	(44.1)%
Loss before provision for income taxes	(37.4)	(25.9)	(11.5)	44.4%
Provision for income taxes	2.0	2.2	(0.2)	(9.1)%
Net loss	(39.3)	(28.1)	(11.2)	39.9%
Foreign currency translation adjustment	(1.5)	(0.2)	(1.3)	650.0%
Comprehensive loss	$(40.9)	$(28.3)	$(12.6)	44.5%

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

Transaction revenue was $224.2 million for the year ended December 31, 2022, compared to $148.0 million for the year ended December 31, 2021, an increase of $76.2 million or 51.5%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes, from both our existing clients and new clients added during the year ended December 31, 2022. We experienced strong growth in payment volume across all regions and verticals during the period. Total payment volume increased approximately 37% during the year ended December 31, 2022 to $18.1 billion. Our marketing services revenue increased as a result of our payments partners using more of our marketing services during the year ended December 31, 2022, compared to the year ended December 31, 2021.

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

Payment Processing Services Costs

Payment processing services costs were $107.9 million for the year ended December 31, 2022, compared to $70.2 million for the year ended December 31, 2021, an increase of $37.7 million or 53.7%. The increase in payment processing services costs is correlated with the increase in total payment volume of approximately 37% over the same period as well as increased use of credit cards, which have higher processing costs.

Technology and Development

Technology and development expenses were $50.3 million for the year ended December 31, 2022, compared to $31.3 million for the year ended December 31, 2021, an increase of $19.0 million or 60.7%. The increase in technology and development cost was primarily driven by an increase in personnel costs, stock-based compensation expense, amortization expense, and software and hosting expenses. Personnel costs were $32.1 million for the year ended December 31, 2022, compared to $18.3 million for the year ended December 31, 2021, an increase of $13.8 million or 75.4%. The increase in personnel costs was primarily driven by an increase in headcount within our technology and development teams. Stock-based compensation expense was $4.9 million for the year ended December 31, 2022, compared to $2.5 million for the year ended December 31, 2021, an increase of $2.4 million or 96.0%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates. Amortization of intangible assets was $6.3 million for the year ended December 31, 2022, compared to $5.0 million for the year ended December 31, 2021, an increase of $1.3 million or 26.0%. The increase in amortization expense was due to acquired relationships related to the WPM and Cohort Go acquisitions. Software and hosting expenses was $4.6 million for the year ended December 31, 2022, compared to $3.9 million for the year ended December 31, 2021, an increase of $0.7 million or 17.9%. The increase in software and hosting expenses was primarily related to increased hosting fees based on payment volumes growth and additional software needs based on headcount growth.

Selling and Marketing

Selling and marketing expenses were $78.5 million for the year ended December 31, 2022, compared to $51.3 million for the year ended December 31, 2021, an increase of $27.2 million or 53.0%. The increase in selling and marketing expenses was primarily driven by an increase in personnel costs, professional fees, stock-based compensation, marketing costs, travel related expenses, amortization expense and software and hosting expenses. Personnel costs were $44.5 million for the year ended December 31, 2022, compared to $31.7 million for the year ended December 31, 2021, an increase of $12.8 million or 40.4%. The increase in personnel costs was primarily driven by an increase in headcount within our selling and marketing teams and commissions earned on sales during the period. Professional fee expenses were $10.2 million for the year ended December 31, 2022, compared to $4.9 million for the year ended December 31, 2021, an increase of $5.3 million or 108.2%. The increase in professional fees was due to increases in third party commissions and consulting fees. Stock-based compensation was $7.9 million for the year ended December 31, 2022, compared to $5.2 million for the year ended December 31, 2021, an increase of $2.7 million or 51.9%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates. Marketing costs were $5.8 million during the year ended December 31, 2022, compared to $4.0 million for the year ended December 31, 2021, an increase of $1.8 million or 45.0%. The increase in marketing costs was due to increased marketing initiatives and hosted events. Travel expenses were $2.4 million during the year ended December 31, 2022, compared to $0.8 million for the year ended December 31, 2021, an increase of $1.6 million or 200.0%. Higher travel expenses were due to increased client engagement and FlyMate collaboration. Amortization of intangible assets were $3.9 million during the year ended December 31, 2022, compared to $2.4 million for the year ended December 31, 2021, an increase of $1.5 million or 62.5%. The increase in amortization expense was due to acquired customer relationships related to the WPM and Cohort Go acquisitions. Software and hosting expenses was $2.0 million for the year ended December 31, 2022, compared to $1.1 million for the year ended December 31, 2021, an increase of $0.9 million or 81.8%. The increase in software and hosting expenses was primarily related to increased hosting fees based on payment volumes growth and additional software needs based on headcount growth.

General and Administrative

General and administrative expenses were $82.9 million for the year ended December 31, 2022, compared to $61.6 million for the year ended December 31, 2021, an increase of $21.3 million or 34.6%. The increase in general and administrative expenses was primarily driven by an increase in personnel costs, stock-based compensation, professional fees, general and administrative expenses, software and hosting expenses, other costs, and travel related expenses, offset by a change in the fair value of contingent consideration. Personnel costs were $33.6 million for the year ended December 31, 2022, compared to $23.7 million for the year ended December 31, 2021, an increase of $9.9 million or 41.8%. The increase in personnel costs was primarily driven by an increase in headcount. Stock-based compensation was $17.5 million for the year ended December 31, 2022, compared to $11.3 million for the year ended December 31, 2021, an increase of $6.2 million or 54.9%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates. Professional fees were $11.1 million for the year ended December 31, 2022, compared to $7.2 million for the year ended December 31, 2021, an increase of $3.9 million or 54.2%. The increase in professional fees was due to increased legal and audit fees as a result of becoming a public company in May 2021. General and administrative costs were $5.7 million for the year ended December 31, 2022, compared to $3.8 million for the year ended December 31, 2021, an increase of $1.9 million or 50.0%. The increase in general and administrative costs was primarily due to increased insurance costs as a public company, and additional insurance obligations incurred as a result of the WPM and Cohort Go acquisitions. Software and hosting expenses were $5.6 million for the year ended December 31, 2022, compared to $3.8 million for the year ended December 31, 2021, an increase of $1.8 million or 47.4%. The increase in software and hosting expenses was primarily related to increased hosting fees based on payment volumes growth and additional software needs based on headcount growth. Other costs were $4.2 million for the year ended December 31, 2022, compared to $3.0 million for the year ended December 31, 2021, an increase of $1.2 million or 40.0%. The increase in other costs is primarily due to increased hedging fees related to increase in total payment volume and indirect taxes recorded during the period. Travel expenses were $1.4 million during the year ended December 31, 2022, compared to $0.5 million for the year ended December 31, 2021, an increase of $0.9 million or 180.0%. Higher travel expenses were due to increased client engagement and FlyMate collaboration. The change in the fair value of contingent consideration related to acquisitions was $(2.8) million for the year ended December 31, 2022, compared to $2.3 million for the year ended December 31, 2021, a decrease of $5.1 million or 221.7%.

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

Interest Income

Interest income was $3.2 million for the year ended December 31, 2022, compared to $0 for the year ended December 31, 2021, an increase of $3.2 million or 100.0%. The increase in interest income was due to our investment in interest bearing accounts during the second quarter of 2022.

(Loss) Gain from Remeasurement of Foreign Currency

(Loss) gain from remeasurement of foreign currency was $(9.2) million for the year ended December 31, 2022, compared to $0.1 million for the year ended December 31, 2021, a decrease of $9.3 million. The decrease was primarily the result of the remeasurement of foreign currency transactions into the British pound sterling and impact of fluctuations in exchange rates during respective remeasurement periods.

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

As of December 31, 2023, our principal source of liquidity is cash and cash equivalents of $654.6 million. Cash equivalents is comprised primarily of money market funds and bank deposits.

On February 23, 2024, we entered into an Amended and Restated Credit Agreement for a five-year senior secured revolving credit syndication loan with four banks for a total commitment of $125.0 million, which replaced the Revolving Credit Facility of $50.0 that was in effect as of December 31, 2023. Refer to Note 18 - Subsequent Event for additional details on the new Revolving Credit Facility.

On August 14, 2023, we completed our follow-on public offering which resulted in aggregate net proceeds of $260.1 million, after underwriting discounts and commissions of $10.9 million and other issuance costs of $1.1 million.

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

Contractual Obligations

Contractual obligations consist of operating leases that relate to real estate for our primary facilities.

The following table summarizes our contractual obligations as of December 31, 2023:

	Payments Due by Year
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
Operating lease obligations	$3,840	$1,643	$2,197	$—	$—
Total	$3,840	$1,643	$2,197	$—	$—

Cash Flows

The following table sets forth a summary of our cash flow information for the periods presented:

	Year Ended December 31,
(in millions)	2023	2022	2021
Net cash provided by operating activities	$80.6	$5.4	$17.1
Net cash used in investing activities	(38.8)	(24.7)	(62.9)
Net cash provided by (used in) financing activities	263.4	(24.0)	327.5
Effect of exchange rate changes on cash and cash equivalents	(1.8)	5.0	(1.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	$303.4	$(38.2)	$280.3

Operating Activities

Net cash provided by operating activities consists of net loss adjusted for certain non-cash items and changes in other assets and liabilities.

During 2023, cash provided by operating activities of $80.6 million was primarily the result of net loss of $8.6 million adjusted for non-cash expenses of $62.4 million, which primarily consisted of stock-based compensation expense of $43.7 million and depreciation and amortization of $15.8 million, and the benefit of changes in operating assets and liabilities of $26.8 million.

During 2022, cash provided by operating activities of $5.4 million was primarily the result of net loss of $39.3 million adjusted for noncash expenses of $40.3 million, which primarily include stock-based compensation expense of $30.3 million, depreciation and amortization of $12.3 million and amortization of contract costs of $1.8 million, offset by change in fair value of contingent consideration of $(2.8) million and deferred tax benefit of $(1.7) million, benefited by changes in operating assets and liabilities of $4.4 million.

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

Investing Activities

During 2023, cash used in investing activities of $38.8 million was the result of our acquisition of StudyLink for a purchase consideration of $32.8 million, net of cash acquired, capitalization of internally developed software costs of $5.0 million and purchase of property and equipment for $1.0 million.

During 2022, cash used in investing activities of $24.7 million was primarily the result of our acquisition of Cohort Go for a purchase consideration of $17.1 million, capitalization of internally developed software costs of $5.7 million and purchase of property and equipment for $1.4 million.

During 2021, cash used in investing activities of $62.9 million was the result of our acquisition of WPM for a purchase consideration of $56.1 million in cash, capitalization of internally developed software costs of $5.6 million, purchase of property and equipment for $1.0 million and asset acquisition of $0.1 million.

Financing Activities

During 2023, cash provided by financing activities of $263.4 million was driven by the proceeds from issuance of common stock in our follow-on public offering of $261.1 million, proceeds from the exercise of stock options of $10.4 million and proceeds from the issuance of stock under the ESPP of $2.7 million, offset by payments of tax withholdings for net settled option exercises of $8.5 million, payments for contingent consideration of $1.2 million and payments of costs related to our follow-on public offering of $1.1 million.

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

During 2021, cash provided by financing activities of $327.5 million was primarily driven by the net proceeds received from our IPO of $263.8 million, net proceeds received from our sale of preferred stock of $59.7 million and proceeds from the exercise of stock options of $6.9 million, net proceeds from borrowings under our Revolving Credit Facility of $25.9 million, offset by the payoff of our previously existing term loan of $25.0 million, payments for contingent consideration of $3.8 million related to our acquisition of Simplee and $0.4 million related to issuance costs associated with our Revolving Credit Facility.

As of December 31, 2023 and 2022, we had $0 of outstanding indebtedness under the Revolving Credit Facility and as of December 31, 2021, we had $25.9 million of outstanding indebtedness under the Revolving Credit Facility. On October 28, 2022, we repaid the $25.9 million outstanding under the Revolving Credit Facility. Following the repayment, we continue to have access to a total commitment of $50.0 million under the Revolving Credit Facility.

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

Intangible Assets, net

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

In connection with the acquisition of StudyLink, we entered into an agreement to make certain earn-out payments based on StudyLink's achievement of revenue, volume, cross-selling and engineering implementation milestones established through a period ending December 31, 2025. The fair value of the contingent consideration related to the revenue and volume of money movement milestones was determined using an option pricing model and the fair value of the contingent consideration related to the cross-selling and engineering implementation milestones was determined using a scenario-based method that reflect our expectation about the probability of payment based on facts and circumstances that existed at the acquisition closing date. The option pricing model includes significant unobservable inputs such as probability of achieving earn-out revenue thresholds and discount rates. The scenario-based method includes significant unobservable inputs such as the probability of achieving earn-out targets and discount rates. Increases or decreases in any of the probabilities of success in which the revenue, volume, cross-selling and the engineering implementation milestones are expected to be achieved would result in higher or lower fair value measurement, respectively. Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively.

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

In connection with the acquisition of WPM, we entered into an agreement to make certain earn-out payments based on the achievement of certain platform integration objectives as well as the achievement of minimum payment volume targets. The fair value of the contingent consideration related to the payment volume targets was determined using an option pricing model and the fair value of the contingent consideration related to the platform integration objectives was determined using a scenario-based method that reflected our expectation about the probability of payment based on facts and circumstances that existed at the acquisition closing date. The option pricing model included significant unobservable inputs such as expectations regarding payment volume, a market price of risk adjustment for revenue and revenue volatility. The scenario-based method included significant unobservable inputs such as the probability of completing certain platform integrations. Increases or decreases in any of the probabilities of success in which the platform integration objectives were expected to be achieved would result in higher or lower fair value measurement, respectively. Increases or decreases in expectations regarding the level at which payment volume were expected to be achieved would result in a higher or lower fair value measurement, respectively. Increases or decreases in the market price of risk adjustment of revenue would result in a decrease or increase in the fair value measurement, respectively. Increases or decreases in the revenue volatility would result in a decrease or increase in the fair value measurement, respectively.

Subsequent to the acquisition date, at each reporting date, the contingent consideration is remeasured and changes in the fair value resulting from a change in the underlying inputs are recognized in general and administrative expense in the consolidated statements of operations and comprehensive loss until the contingent consideration is settled. The maximum amount we would be required to pay related to the StudyLink acquisition is $3.9 million. During the year ended December 31, 2023, we made the final Cohort Go payment of contingent consideration of $1.7 million, in the form of cash, based on Cohort Go's successful and timely achievement of the contracted milestones. No additional contingent consideration is due or payable with respect to the Cohort Go acquisition. As of December 31, 2023, no contingent consideration is due or payable with respect to the WPM acquisition. The fair value of the contingent consideration at December 31, 2023 and 2022 was $2.9 million and $1.3 million, respectively.

Valuation of Warrants to Purchase Preferred Stock

Prior to our IPO, we classified warrants to purchase shares of our convertible preferred stock as liabilities on our balance sheets as these were free standing instruments that may have required us to transfer assets upon exercise. The warrant liability associated with these warrants was recorded at fair value on the issuance date of each warrant and was subsequently marked to market each reporting period based on changes in the warrants’ fair value calculated using the Black-Scholes model. Inputs used in the fair value calculation included exercise price, risk-free interest rate, expected dividend yield, remaining contractual term and expected volatility. We determined the fair value per share of the underlying preferred stock by taking into consideration the most recent sales of our convertible preferred stock, results obtained from third-party valuations and additional factors that we deemed relevant. We were a private company and lacked company-specific historical and implied volatility information of our stock. Therefore, we estimated expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the warrants. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. We estimated a 0% dividend yield based on the fact that we have never paid or declared dividends. Following our IPO in March 2021, the preferred stock warrants were either fully exercised or converted to warrants to purchase common stock. As of December 31, 2023, 2022 and 2021, there were no preferred stock warrants outstanding. Changes in fair value of the warrants were recognized on the consolidated statements of operations and comprehensive loss.

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

The money can be wired directly from the client’s customer to us; however, in certain situations when the client’s customer lives in a country where we do not have an active bank account, we use third-party service providers to collect wired funds before remitting the funds to us. The third-party service provider invoices us on a recurring basis with a fee for each payment processed and deposited into our bank account. The fee paid to third-party service providers as well as any foreign exchange banking fees paid by us are reflected in the payment processing services costs line in the consolidated statements of operations and comprehensive loss.

We also earn revenue from interest on funds held for customers, which do not represent revenues recognized in the scope of ASC Topic 606, Revenue from contracts with customers. As we process payment transactions, customer funds are initially deposited into our bank accounts that are separate from our operating cash accounts until remitted to the customers. Interest is earned from interest bearing deposit accounts.

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

Performance Obligations

We use significant judgment on determining the performance obligations in the arrangement based on considerations such as whether the client can benefit from each service on its own or together with other resources that are readily available from third parties or from us and whether each service is distinct in the context of the arrangement, whereby the transfer of the service is separately identifiable from other promises in the contract. In addition, we consider whether the arrangements contain a series of distinct services that are substantially the same and whether they have the same pattern of transfer.

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

Stock-Based Compensation

We determine stock-based compensation expense associated with stock options and ESPP based on the estimated grant date fair value method using the Black-Scholes option-pricing model. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years for stock options and the offering period of 6 months for ESPP. We estimate the expected forfeiture rate and recognize expense only for those shares expected to vest.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions to determine the fair value of stock- based awards. These assumptions include:

Expected volatility—The expected volatility is estimated based on the historical volatility of our common stock. However, since we were a recent public company with limited trading history for our common stock, the expected volatility for stock options granted during 2022 and 2021 was estimated based on the average volatility for comparable publicly traded companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the lifecycle or area of specialty.

Expected term—The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for option grants is determined using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the stock-based awards.

Risk-free interest rate—The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the award.

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

Following our IPO, our board of directors no longer estimate the fair value of our common stock in connection with granted stock options and other granted equity awards as the fair value of our common stock is determined based on the closing quoted market price of our common stock.

Recent Accounting Pronouncements

See Note 1 - Business Overview and Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for accounting pronouncements adopted and accounting pronouncements not yet adopted as of December 31, 2023.

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

On June 23, 2023, we executed the First Amendment to its Revolving Credit Facility to transition from the LIBOR benchmark rate to the SOFR benchmark rate effective June 30, 2023. In accordance with the First Amendment, ABR loans bear interest at the ABR plus the applicable rate. Eurodollar Borrowings bear interest at the Adjusted Term SOFR plus the applicable rate. The ABR rate is based on the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 1/2 of 1%, or (c) the Adjusted Term SOFR for a one-month interest period, plus 1%. The Adjusted Term SOFR is based on (x) the Term SOFR, plus (y) the applicable spread adjustment ranging from 0.11448% to 0.71513% depending on the length of the SOFR interest period, multiplied by (z) the Statutory Reserve Rate. The applicable rate is based upon our liquidity as of the most recent consolidated financial information and ranges from 0.75% to 2.25%.

Prior to the First Amendment, ABR loans bore interest at the ABR plus applicable rate. Eurodollar Borrowings bore interest at the Adjusted LIBOR plus the applicable rate. The ABR rate was based on the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 1/2 of 1%, or (c) the Adjusted LIBOR for a one-month interest period, plus 1%. The adjusted LIBOR was based on (x) the LIBOR, multiplied by (y) the Statutory Reserve Rate. The applicable rate was based upon our liquidity as of the most recent consolidated financial information and ranged from 0.75% to 2.25%.

The Revolving Credit Facility incurs a commitment fee ranging from 0.25% to 0.35% based upon our liquidity as of the most recent consolidated financial information assessed on the average undrawn portion of the available commitment.

As of December 31, 2023 and 2022, there was no outstanding indebtedness under the Revolving Credit Facility. An immediate 10% increase or decrease in interest rates would not have a material effect on our financial position, results of operations or cash flows.

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

Our cash flows and operating results may also be impacted by fluctuations in foreign currency exchange rates between the U.S. Dollar and various currencies, in particular the British Pound. The value of our revenue and profits in local currencies may be worth more or less in U.S. Dollars due to a strengthening or weakening, respectively, of those currencies against the U.S. Dollar. During the year ended December 31, 2023, as the U.S. Dollar strengthened against several currencies, including the British Pound, relative to the prior year, these foreign exchange impacts reduced our reported revenue in U.S. Dollars by approximately $1.4 million compared to 2022 on a constant currency basis.

Fluctuations in foreign currency exchange rates may also impact the value of assets and liabilities denominated in currencies other than the functional currencies of our entities. Our reporting currency and the functional currency of our subsidiaries, with the exception of our U.K. and Australian subsidiaries, is the U.S. Dollar. The functional currency for our U.K. and Australian subsidiaries is the local currency, or British Pound and Australian Dollar, respectively. Financial statements of our foreign subsidiaries are translated from local currency into U.S. Dollars using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates in effect during the period for revenue and expenses. Resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) in our consolidated balance sheets. Gains and losses from the remeasurement of foreign currencies into functional currencies are recognized in the consolidated statements of operations and comprehensive loss. A potential change in foreign exchange rates of 10% from such remeasurement would have impacted loss before income taxes by approximately $19.9 million and $10.9 million for the years ended December 31, 2023 and 2022, respectively.

Inflation Risk

Inflation did not have a material effect on our cash flows and results of operations during the year ended December 31, 2023. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increase in prices of our product offerings.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Flywire Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Flywire Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock, redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Learning Information Systems Pty Limited (“StudyLink”) from its assessment of internal control over financial reporting as of December 31, 2023, because it was acquired by the Company in a purchase business combination during 2023. We have also excluded StudyLink from our audit of internal control over financial reporting. StudyLink is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 4.4% and 0.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

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

Acquisition of Learning Information Systems Pty Ltd. - Valuation of a Certain Customer Relationship and a Certain Developed Technology

As described in Notes 1 and 8 to the consolidated financial statements, on November 3, 2023 the Company acquired all of the issued and outstanding shares of Learning Information Systems Pty Ltd. (“StudyLink”) for estimated total purchase consideration, net of cash acquired, of $35.5 million. Of the acquired intangible assets, $12.0 million of customer relationships, a portion of which related to a certain customer relationship asset, and $7.4 million of developed technology, a majority of which related to a certain developed technology asset, were recorded. Fair value is estimated by management using a multi-period excess earnings method for customer relationships and a relief-from-royalty method for developed technology. Determining the fair value is judgmental in nature and can involve the use of significant estimates and assumptions. Fair value is based on, among other factors, estimates of future expected cash flows, revenue growth rates, operating margins, royalty rates and discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of a certain customer relationship and a certain developed technology acquired in the acquisition of StudyLink is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of a certain customer relationship and a certain developed technology acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, royalty rates, and discount rates for a certain customer relationship and a certain developed technology; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of a certain customer relationship and a certain developed technology acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimates of a certain customer relationship and a certain developed technology acquired; (iii) evaluating the appropriateness of the multi-period excess earnings and relief-from-royalty methods used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings and relief-from-royalty methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, royalty rates, and discount rates for a certain customer relationship and a certain developed technology. Evaluating management’s assumptions related to revenue growth rates involved considering (i) the current and past performance of the StudyLink business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in (i) evaluating the appropriateness of the multi-period excess earnings and relief-from-royalty methods and (ii) the reasonableness of the royalty rate and discount rate assumptions for a certain customer relationship and a certain developed technology.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 28, 2024

We have served as the Company’s auditor since 2019.

FLYWIRE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value per share and share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$654,608	$349,177
Restricted cash	—	2,000
Accounts receivable, net	18,215	13,697
Unbilled receivables, net	10,689	5,268
Funds receivable from payment partners	113,945	62,970
Prepaid expenses and other current assets	18,227	17,531
Total current assets	815,684	450,643
Property and equipment, net	15,134	13,317
Intangible assets, net	108,178	97,616
Goodwill	121,646	97,766
Other assets	19,089	14,945
Total assets	$1,079,731	$674,287
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,587	$13,325
Funds payable to clients	210,922	124,305
Accrued expenses and other current liabilities	43,315	34,423
Deferred revenue	6,968	5,223
Total current liabilities	273,792	177,276
Deferred tax liabilities	15,391	12,149
Other liabilities	4,431	2,959
Total liabilities	293,614	192,384
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2023 and 2022; and no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Voting common stock, $0.0001 par value; 2,000,000,000 shares authorized as of December 31, 2023 and 2022; 123,010,207 shares issued and 120,695,162 shares outstanding as of December 31, 2023; 109,790,702 shares issued and 107,472,980 shares outstanding as of December 31, 2022	11	10
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2023 and 2022; 1,873,320 shares issued and outstanding as of December 31, 2023 and 2022	1	1
Treasury voting common stock, 2,315,045 and 2,317,722 shares as of December 31, 2023 and 2022, respectively, held at cost	(747)	(748)
Additional paid-in capital	959,302	649,756
Accumulated other comprehensive income (loss)	1,320	(1,912)
Accumulated deficit	(173,770)	(165,204)
Total stockholders’ equity	786,117	481,903
Total liabilities and stockholders’ equity	$1,079,731	$674,287

The accompanying notes are an integral part of these consolidated financial statements.

FLYWIRE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$403,094	$289,375	$201,149
Costs and operating expenses:
Payment processing services costs	147,339	107,933	70,191
Technology and development	62,028	50,257	31,295
Selling and marketing	107,621	78,456	51,297
General and administrative	107,624	82,949	61,623
Total costs and operating expenses	424,612	319,595	214,406
Loss from operations	$(21,518)	$(30,220)	$(13,257)
Other income (expense):
Interest expense	(372)	(1,211)	(2,021)
Change in fair value of preferred stock warrant liability	—	—	(10,758)
Interest income	13,349	3,244	—
Gain (loss) from remeasurement of foreign currency	4,189	(9,172)	109
Total other income (expense), net	17,166	(7,139)	(12,670)
Loss before provision for income taxes	(4,352)	(37,359)	(25,927)
Provision for income taxes	4,214	1,988	2,158
Net loss	$(8,566)	$(39,347)	$(28,085)
Foreign currency translation adjustment	3,232	(1,513)	(185)
Comprehensive loss	$(5,334)	$(40,860)	$(28,270)
Net loss attributable to common stockholders - basic and diluted	$(8,566)	$(39,347)	$(28,098)
Net loss per share attributable to common stockholders - basic and diluted	$(0.07)	$(0.36)	$(0.39)
Weighted average common shares outstanding - basic and diluted	114,828,494	107,935,514	71,168,054

The accompanying notes are an integral part of these consolidated financial statements.

FLYWIRE CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except share amounts)

	Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Voting Common Stock		Non-Voting Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balances at December 31, 2020	54,208,461	$110,401	11,239,920	119,769	22,240,872	$2	—	—	(2,317,722)	$(748)	16,970	$(214)	$(97,772)	$(81,762)
Issuance of common stock upon exercise of stock options	—	—	—	—	5,893,600	1	—	—	—	—	6,582	—	—	6,583
Issuance of Series F-1 redeemable convertible preferred stock, net of issuance costs of $265	—	—	2,571,936	59,735	—	—	—	—	—	—	—	—	—	—
Exercise of common stock warrants	—	—	—	—	417,021	—	—	—	—	—	294	—	—	294
Accretion of redeemable convertible preferred stock	—	—	—	13	—	—	—	—	—	—	(13)	—	—	(13)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(185)	—	(185)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	18,928	—	—	18,928
Issuance of common stock in connection with IPO, net of underwriting discounts and commissions	—	—	—	—	12,006,000	1	—	—	—	—	268,693	—	—	268,694
Costs incurred in connection with IPO	—	—	—	—	—	—	—	—	—	—	(4,860)	—	—	(4,860)
Issuance of Series C preferred stock upon net exercise of Series C preferred stock warrants	182,467	6,417	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of convertible preferred stock upon IPO	(54,390,928)	(116,818)	—	—	54,390,928	5	—	—	—	—	116,813	—	—	116,818
Conversion of redeemable convertible preferred stock upon IPO	—	—	(13,811,856)	(179,517)	7,823,478	1	5,988,378	1	—	—	179,515	—	—	179,517
Reclassification of warrant liability to additional paid-in capital upon IPO	—	—	—	—	—	—	—	—	—	—	6,272	—	—	6,272
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(28,085)	(28,085)
Balances at December 31, 2021	—	$—	—	$—	102,771,899	$10	5,988,378	1	(2,317,722)	$(748)	$609,194	$(399)	$(125,857)	$482,201

Issuance of common stock upon exercise of stock options, net of tax withheld	—	—	—	—	2,507,070	—	—	—	—	—	4,745	—	—	4,745
Conversion of non-voting common stock to voting common stock	—	—	—	—	4,115,058	—	(4,115,058)	—	—	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	—	—	—	—	111,549	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	84,812	—	—	—	—	—	1,271	—	—	1,271
Issuance of common stock as consideration for acquisition	—	—	—	—	200,314	—	—	—	—	—	4,287	—	—	4,287
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(1,513)	—	(1,513)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	30,259	—	—	30,259
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(39,347)	(39,347)
Balances at December 31, 2022	—	—	—	—	109,790,702	$10	1,873,320	$1	(2,317,722)	$(748)	$649,756	$(1,912)	$(165,204)	$481,903

Issuance of common stock in connection with public offering, net of underwriter discounts and commissions	—	—	—	—	8,500,000	1	—	—	—	—	261,119	—	—	261,120
Costs incurred in connection with public offering	—	—	—	—	—	—	—	—	—	—	(1,062)	—	—	(1,062)
Issuance of treasury stock	—	—	—	—	—	—	—	—	2,677	1	(1)	—	—	—
Issuance of common stock upon exercise of stock options, net of tax withheld	—	—	—	—	3,339,587	—	—	—	—	—	1,877	—	—	1,877
Issuance of common stock upon settlement of restricted stock units	—	—	—	—	1,192,362	—	—	—	—	—	—	—	—	—
Issuance of common stock for retention bonus	—	—	—	—	42,498	—	—	—	—	—	1,196	—	—	1,196
Issuance of common stock under employee stock purchase plan	—	—	—	—	145,058	—	—	—	—	—	2,691	—	—	2,691
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	3,232	—	3,232
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	43,726	—	—	43,726
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(8,566)	(8,566)
Balances at December 31, 2023	—	—	—	—	123,010,207	$11	1,873,320	$1	(2,315,045)	$(747)	$959,302	$1,320	$(173,770)	$786,117

The accompanying notes are an integral part of these consolidated financial statements.

FLYWIRE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(8,566)	$(39,347)	$(28,085)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,764	12,304	8,998
Stock-based compensation expense	43,726	30,259	18,928
Amortization of contract costs	1,789	1,799	245
Change in fair value of preferred stock warrant liability	—	—	10,758
Change in fair value of contingent consideration	380	(2,805)	2,263
Deferred tax provision (benefit)	72	(1,708)	146
Provision for uncollectible accounts	326	152	165
Non-cash interest expense	298	348	252
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,082)	(323)	(587)
Unbilled receivables	(5,394)	(1,928)	(1,642)
Funds receivable from payment partners	(50,975)	(30,917)	(5,805)
Prepaid expenses, other current assets and other assets	(4,279)	(11,318)	(7,854)
Funds payable to clients	86,616	48,932	11,316
Accounts payable, accrued expenses and other current liabilities	5,548	6,761	11,230
Contingent consideration	(467)	(4,510)	(3,212)
Other liabilities	(1,260)	(1,872)	174
Deferred revenue	(871)	(400)	(159)
Net cash provided by operating activities	80,625	5,427	17,131
Cash flows from investing activities:
Capitalization of internally developed software	(5,004)	(5,717)	(5,635)
Purchases of property and equipment	(1,009)	(1,353)	(1,049)
Acquisitions of businesses, net of cash acquired	(32,764)	(17,140)	(56,111)
Asset acquisition, net of cash acquired	—	—	(119)
Contingent consideration paid for acquisitions	—	(453)	—
Net cash used in investing activities	(38,777)	(24,663)	(62,914)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discount and commissions	—	—	268,694
Payment of costs related to initial public offering	—	—	(4,860)
Proceeds from issuance of common stock under public offering, net of underwriting discount and commissions	261,119	—	—
Payments of costs related to public offering	(1,062)	—	—
Proceeds from issuance of long-term debt	—	—	25,939
Payment of long-term debt issuance costs	—	—	(418)
Repayment of long-term debt	—	(25,939)	(25,000)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	59,735
Proceeds from exercise of warrants	—	—	294
Contingent consideration paid for acquisitions	(1,207)	(3,701)	(3,800)
Payments of tax withholdings for net settled option exercises	(8,483)	(2,564)	—
Proceeds from the issuance of stock under Employee Stock Purchase Plan	2,691	1,271	—
Proceeds from exercise of stock options	10,360	6,963	6,928
Net cash provided by (used in) financing activities	263,418	(23,970)	327,512
Effect of exchange rates changes on cash and cash equivalents	(1,835)	5,023	(1,421)
Net increase (decrease) in cash, cash equivalents and restricted cash	303,431	(38,183)	280,308
Cash, cash equivalents and restricted cash, beginning of year	$351,177	$389,360	$109,052
Cash, cash equivalents and restricted cash, end of year	$654,608	$351,177	$389,360
The accompanying notes are an integral part of these consolidated financial statements.

FLYWIRE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosures of cash flow and noncash information
Cash paid during the period for interest	—	770	1,600
Issuance of common stock for acquisition	—	4,287	—
Accretion of redeemable convertible preferred stock	—	—	(13)
Purchase of property and equipment in accounts payable	14	36	—
Issuance of common stock for retention bonus	1,196	—	—
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$654,608	$349,177	$385,360
Restricted cash	—	2,000	4,000
Cash, cash equivalents and restricted cash	$654,608	$351,177	$389,360

The accompanying notes are an integral part of these consolidated financial statements.

FLYWIRE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business Overview and Summary of Significant Accounting Policies

Flywire Corporation (Flywire or the Company) was incorporated under the laws of the State of Delaware in July 2009 as peerTransfer Corporation. In 2016, the Company changed its name to Flywire Corporation. The Company is headquartered in Boston, Massachusetts and has a global footprint in 16 countries across 5 continents.

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

2023 Follow-On Public Offering

On August 9, 2023, the Company entered into an Underwriting Agreement with Goldman Sachs & Co. LLC, as representative of the several Underwriters, in connection with the offer and sale by the Company of 8,000,000 shares of voting common stock of the Company, par value $0.0001 per share, at a price to the public of $32.00 per share. In addition, pursuant to the terms of the Underwriting Agreement, the Company granted the Underwriters' Option to purchase up to 1,200,000 additional shares of Common Stock (collectively, the Public Offering).

On August 14, 2023, the Company sold 8,000,000 shares of its voting common stock and on September 12, 2023, the Underwriters exercised the Underwriters’ Option in part and purchased additional 500,000 shares of the Company's voting common stock, in each instance at a price to the public of $32.00 per share. The Company raised $260.1 million in net proceeds, after deducting underwriting discounts and commissions of $10.9 million and other offering costs of $1.1 million.

The Company intends to use the net proceeds from the Public Offering for general corporate purposes, which may include expanding its current business through acquisitions of, or investments in, other businesses, products or technologies.

Initial Public Offering (IPO)

On May 28, 2021, in connection with the Company’s IPO, the Company filed an amended and restated certificate of incorporation, which became effective on that date. The amended and restated certificate of incorporation authorized the issuance of 2,000,000,000 shares of voting common stock, 10,000,000 shares of non-voting common stock and 10,000,000 shares of preferred stock. Each class of stock has a par value of $0.0001 per share.

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

Beginning with the quarter ended June 30, 2023, the Company included Contingent consideration and Contingent consideration, net of current portion within Accrued expenses and other current liabilities and Other liabilities, respectively, in the Company's consolidated balance sheet. Accrued expenses and other current liabilities and Other liabilities for the year ended December 31, 2022 were recast to conform to the updated presentation.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the valuation of certain stock-based compensation awards, the valuation of the preferred stock warrant liability up until the date of the Company’s IPO, contingent consideration, the valuation of acquired intangible assets and their useful lives, the estimate of credit losses on accounts receivable and unbilled receivables, the impairment assessment of goodwill, intangibles and other long-lived assets and the incremental borrowing rates for operating leases. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates as there may be changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Impact of the Conflict between Israel and Hamas

The Company has an office in Tel Aviv, Israel, which is one of the Company’s software development and product centers. As of the issuance date of these consolidated financial statements, the conflict between Israel and Hamas has not had a material impact on the Company’s revenue, results of operations or financial position. The Company is engaged in active workforce management and efforts to preserve the health and safety of its Israeli FlyMates. However, since the Tel Aviv office is a healthcare engineering hub, the Company may experience customer service issues if there is a major problem as a result of the conflict and the Company is not able to service its platform on a timely basis. Further, the conflict may create a global challenge in outsourcing or hiring engineering talent.

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

Impact of Inflation

Inflation did not have a material effect on the Company's cash flows and results of operations during the year ended December 31, 2023.

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

The Company maintains its cash and cash equivalents with financial institutions that management believes are of high credit quality. Our cash equivalents include money market funds, which are AAA-rated and comprised of liquid, high-quality debt securities issued by the U.S. government. The Company's cash and cash equivalents deposited with the financial institutions exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000. As part of its cash management process, the Company performs periodic reviews of the credit standing of the financial institutions holding its cash and cash equivalents. Additionally, to mitigate credit risk associated with financial institutions, the Company diversifies its cash and cash equivalents across multiple financial institutions and U.S. Treasury Money Market Funds. U.S. Treasuries, by their nature, create a concentration of credit risk with the U.S. Government. Our access to our cash and cash equivalents and client funds could be significantly impacted in volatile markets given our concentration in government money market funds.

To manage credit risk related to accounts receivable and unbilled receivables, the Company maintains an allowance for credit losses. The allowance is determined by applying a loss-rate method based on an aging schedule using the Company's historical loss rate. The Company also considers reasonable and supportable current and forecasted information in determining its estimated loss rates, such as external forecasts, macroeconomic trends, or other factors that are associated with the credit quality of the Company’s customer base. The Company did not experience any material credit losses during the years ended December 31, 2023, 2022 and 2021.

Accounts receivable are derived from revenue earned from clients located in the U.S. and internationally. Significant clients are those that represent 10% or more of accounts receivable, net as set forth in the following table:

	December 31,
	2023	2022
Client A	*	13%
Client B	*	13%

* Less than 10% of total balance.

Funds receivable from payment partners consist primarily of cash held by the Company’s global payment processing partners that have not yet been remitted to the Company. Significant partners are those that represent 10% or more of funds receivable from payment partners as set forth in the following table:

	December 31,
	2023	2022
Partner A	14%	12%
Partner B	15%	16%
Partner C	13%	*
Partner D	11%	17%
Partner E	20%	15%

* Less than 10% of total balance.

During the years ended December 31, 2023, 2022 and 2021, no client accounted for 10% or more of total revenue.

During the year ended December 31, 2023, revenue from clients located in the United States and Canada (Americas), Europe, the Middle East and Africa (EMEA) and the Asia and Pacific region (APAC) in the aggregate accounted for 55.2%, 30.0% and 14.8% of the Company’s total revenues, respectively.

During the year ended December 31, 2022, revenue from clients located in Americas, EMEA and APAC in the aggregate accounted for 67.2%, 23.9% and 8.9% of the Company’s total revenues, respectively.

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

Restricted cash consists of amounts required to be maintained to cover certain banks’ or clients’ credit risk exposure related to facilitating payments for the Company. As of December 31, 2023 and 2022, the Company had $0 and $2.0 million of restricted cash, respectively.

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

On January 1, 2022, Flywire adopted under the modified retrospective approach Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent related ASUs using January 1, 2022 as the date of initial application. The adoption of ASU 2016-13 did not have a material impact on the Company's consolidated financial statements and disclosures.

Following the adoption of ASU 2016-13, the allowance is determined by applying a loss-rate method based on an aging schedule using the Company's historical loss rates. The Company also considers reasonable and supportable current and forecasted information in determining its estimated loss rates, such as external forecasts, macroeconomic trends, or other factors that are associated with the credit quality of the Company’s customer base. The adequacy of the allowance for credit losses is evaluated on a regular basis. Account balances are written off after all means of collection are exhausted and the balance is deemed uncollectible. Subsequent recoveries, if any, are credited to the allowance. Adjustments to the allowance for credit losses are recorded within general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

Intangible Assets, net

Intangible assets consist of acquired developed technology, acquired relationships, trade names and associated trademarks and non-compete agreements. Intangible assets are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired, and reported net of accumulated amortization, separately from goodwill.

The Company estimates the fair value of acquired developed technology and trade name and associated trademarks under the income approach using the relief-from-royalty method. The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or a license fee on revenues earned through the use of the asset. The estimated royalty rate is determined based on the assessment of a reasonable royalty rate that a third party would negotiate in an arm’s-length license agreement for the use of the technology, trade name or trademark. The Company estimates the fair value of acquired relationships under the income approach using the multi-period excess earnings method. The multi-period excess earnings method estimates the present value of the incremental after-tax cash flows solely attributable to the intangible asset. The Company values noncompete agreements using the with and without method. This method compares the projected discounted cash flows in two distinct scenarios: first, it assumes that the covenant not-to-compete is in-place and, second, it assumes that the covenant not-to-compete is not in-place. A probability adjustment factor is then applied to the difference between the two scenarios to determine the fair value of the noncompete agreement. The estimated fair values of these intangible assets reflect various assumptions including discount rates, revenue growth rates, operating margins, terminal values and other prospective financial information.

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

Leases

On January 1, 2022, Flywire adopted ASU 2016-02, Leases (Topic 842), and subsequent related ASUs using January 1, 2022 as the date of initial application. ASU 2016-02 sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The Company elected the modified retrospective transition option which allowed for application of Topic 842 at the adoption date. Therefore, comparative prior period financial information was not adjusted and will continue to be reported under the previous Accounting Standards Codification (ASC) 840, Leases. No cumulative-effect adjustment to the opening accumulated deficit balance as of January 1, 2022 was necessary as a result of adopting the new standard. The Company elected the “package of practical expedients” permitted under the transition guidance which allowed the Company not to reassess (i) whether any expired or existing contracts are, or contain, leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. The Company also elected the practical expedient not to separate lease and non-lease components, as well as the short-term lease recognition exemption and will not recognize right-of-use (ROU) assets or lease liabilities for leases with a term less than 12 months. As a result of the adoption, the Company recognized ROU assets of $3.0 million in Other assets and a corresponding lease liability of $3.6 million in Other liabilities as of January 1, 2022. The ROU assets were adjusted per Topic 842 transition guidance for the existing deferred rent balance.

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

Determining the fair value of assets acquired and liabilities assumed is judgmental in nature and can involve the use of significant estimates and assumptions. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows, revenue growth rates, royalty rates, operating margins and appropriate discount rates used in computing present values. These estimates may materially impact the net income or loss in periods subsequent to acquisition through depreciation and amortization, and in certain instances through impairment charges, if assets become impaired in the future. Additionally, actual results may vary from these estimates that may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever comes first. Adjustments to fair values of assets and liabilities made after the end of the measurement period are recorded within operating results.

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

The fair value of the contingent consideration in the Company's consolidated balance sheets was determined using either an option pricing model that reflects the Company’s expectations about the probability of payment based on facts and circumstances that existed at the acquisition closing date or a scenario-based method formed on the likelihoods of achieving each of the milestones. See Note 4 - Fair Value Measurements for inputs used to fair value contingent consideration.

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

Preferred Stock Warrant Liability

In connection with the Company's financing arrangements, the Company issued warrants to purchase convertible preferred stock to a lender. The warrants to purchase preferred stock provided for net share settlement under which the maximum number of shares that could be issued represented the total amount of shares under the warrant agreements. These warrants were classified as liabilities on the Company's consolidated balance sheets as these were free standing instruments that could require us to transfer an asset upon exercise. The warrant liability associated with these warrants was recorded at fair value on the issuance date of the warrants and was marked to market each reporting period based on changes in the warrants’ fair value calculated using the Black-Scholes model. The preferred stock warrants were converted immediately prior to the closing of the IPO into warrants to purchase shares of the Company’s voting common stock and the associated preferred stock warrant liabilities were remeasured to its fair value and reclassified to additional paid-in capital. As of December 31, 2023 and 2022, there were no preferred stock warrants outstanding.

Foreign Currency Translation and Transactions

The Company’s reporting currency is the U.S. Dollar. The financial statements of the Company’s foreign subsidiaries are translated from local currency into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities, and the average exchange rate in effect during the period for revenue and expenses. The functional currency of the Company and its subsidiaries, with the exception of its U.K. and Australian subsidiaries, is the U.S. Dollar. The functional currency for the U.K. and the Australian subsidiaries is considered to be the local currency and, accordingly, translation adjustments for these entities are included as a component of accumulated other comprehensive income (loss) in the Company’s consolidated balance sheets. Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as in the consolidated statements of operations and comprehensive loss.

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

The Company’s foreign currency forward contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as foreign currency transaction gains or losses and are included as a component of general and administrative in the consolidated statements of operations and comprehensive loss. The Company records all derivative instruments in the consolidated balance sheet at their fair values in prepaid expenses and other current assets and accrued expenses and other current liabilities.

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

Once a Partner receives funds from a client’s customer, the Company has the right to receive those funds from the Partner. The funds are not remitted to the Company immediately. When the Partner receives funds from the client’s customer, the Company records a receivable, which is included in funds receivables from payment partners, and a corresponding liability, included in funds payable to clients, in the consolidated balance sheets. The amounts are generally collected or paid within one to 30 days. Partners report to the Company the funds received from the client’s customer on a daily basis. Revenue in transactions where Partners are involved is not recognized until the payment is remitted to clients.

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

The Company also earns revenue from interest on funds held for customers, which do not represent revenues recognized in the scope of ASC Topic 606, Revenue from contracts with customers. As the Company processes payment transactions, customer funds are initially deposited into the Company’s bank accounts that are separate from the Company’s operating cash accounts until remitted to the customers. Interest is earned from interest bearing deposit accounts.

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

The Company does not assess whether a significant financing component exists if the period between performance obligations under the contract and payment is one year or less. None of the Company’s contracts contain a significant financing component as of December 31, 2023, 2022 and 2021.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expenses in the consolidated statements of operations and comprehensive loss. Advertising expenses were $6.6 million, $4.9 million and $3.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Stock-Based Compensation

The Company recognizes compensation cost for all stock-based compensation awards made to employees, net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

The Company determines compensation expense associated with restricted stock units and restricted stock awards based on the fair value of the Company's common stock on the date of the grant.

The Company determines compensation expense associated with options to purchase shares of common stock and Employee Stock Purchase Plan (ESPP) based on the grant date fair value method using the Black-Scholes valuation model.

The Black-Scholes valuation model requires judgments and estimates. Such estimates include the exercise price, expected volatility, expected term, risk free rate and expected dividend yield. Any changes to those estimates may have a significant impact on the stock-based compensation expense recorded and could materially impact the Company’s results of operations.

Prior to the Company's IPO, the fair value of shares of common stock was determined by the Company’s board of directors, with input from management and the assistance of a third-party valuation specialist. The Company’s board of directors exercised judgment in determining the estimated fair value of the Company’s common stock on the date of grant based on a number of objective and subjective factors, including the Company’s operating and financial performance, external market conditions affecting the Company’s industry sector, an analysis of publicly traded peer companies, the prices at which the Company sold shares of convertible preferred stock, the superior rights and preferences of securities senior to the Company’s common stock at the time of each grant, and the likelihood of achieving a liquidity event such as an IPO or sale of the Company. Following the Company’s IPO, its board of directors no longer estimate the fair value of the Company’s common stock as the fair value of the Company’s common stock is determined based on the closing quoted market price of the Company’s common stock.

The expected volatility is estimated based on the historical volatility of the Company’s common stock. However, since the Company’s IPO occurred in 2021, the Company lacked sufficient Company-specific historical and implied volatility information for its stock options granted in 2022 and 2021; therefore, the Company estimated its expected stock volatility based on the historical volatility of publicly traded peer companies.

The expected term represents the period that stock-based awards are expected to be outstanding. The expected term for options grants is determined using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the stock-based awards.

The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award.

Expected dividend yield is zero based on the fact that the Company does not have a history of declaring or paying cash dividends.

Compensation expense is recognized using a straight-line amortization method over the requisite service period of the award, which is generally the vesting term of four years for stock options and restricted stock awards, one to four years for restricted stock units and the offering period of 6 months for ESPP. The Company has elected to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. The expected forfeiture rate is estimated based on historical experience, which was determined to be 5% for the year ending December 31, 2023.

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

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2023, 2022 and 2021; accordingly, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders.

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

Recently Adopted Accounting Pronouncements

The following ASU was issued by the Financial Accounting Standards Board (FASB) and adopted by Flywire during the year ended December 31, 2023:

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting: ASU 2020-04 provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting in response to concerns about structural risks of the cessation of London Interbank Offered Rate (LIBOR). It also provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The Company adopted ASU 2020-04 as of June 30, 2023. The adoption of this standard did not have a material impact on Flywire's consolidated financial statements. Refer to Note 10 - Debt for additional details on the transition from the LIBOR benchmark rate to the Secured Overnight Financing Rate (SOFR) benchmark rate.

Accounting Pronouncements Not Yet Adopted as of December 31, 2023

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures: ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU also enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable and contains other disclosure requirements. ASU 2023-07 is effective for Flywire for the annual period beginning on January 1, 2024 and interim periods beginning on January 1, 2025. Early adoption is permitted. ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures: ASU 2023-09 requires public business entities to disclose on an annual basis additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition, ASU 2023-09 requires disclosure pertaining to taxes paid, net of refunds received, to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. ASU 2023-09 is effective for the Company for the annual period beginning on January 1, 2025. Early adoption is permitted. ASU 2023-09 should be applied on a prospective basis. However, companies have the option to apply the standard retrospectively. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

Note 2. Revenue and Recognition

The following table presents revenue disaggregated by geographical area and major solutions. The categorization of revenue by geographical location is determined based on location of where the client resides.

	Year Ended December 31,
	2023	2022	2021
(in thousands)
Primary geographical markets
Americas	$222,580	$194,429	$159,621
EMEA	120,840	69,185	34,072
APAC	59,674	25,761	7,456
Total revenue	$403,094	$289,375	$201,149
Major solutions
Transactions	$329,721	$224,149	$147,994
Platform and usage-based fees	73,373	65,226	53,155
Total revenue	$403,094	$289,375	$201,149

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

The following table provides information about accounts receivable, unbilled receivables and deferred revenue from contracts with clients (in thousands):

	Year Ended December 31,
	2023	2022
Accounts receivable, net	$18,215	$13,697
Unbilled receivables	10,689	5,268
Deferred revenue – current	6,968	5,223
Deferred revenue – non-current	169	131

For the year ended December 31, 2023, the Company recognized $4.8 million in revenue from amounts that were included in deferred revenue as of December 31, 2022.

For the year ended December 31, 2022, the Company recognized $3.7 million in revenue from amounts that were included in deferred revenue as of December 31, 2021.

Remaining Performance Obligations

The Company has performance obligations associated with certain clients' contracts for future services that have not yet been recognized as revenue. As of December 31, 2023, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied, including deferred revenue, was approximately $16.5 million. Of the total remaining performance obligations, the Company expects to recognize approximately 55.4% within a year and 44.6% over the next two to five years thereafter. Actual amounts and timing of revenue recognized may differ due to subsequent contract modifications, renewals and/or terminations.

Contract Costs

Incremental costs for obtaining contracts that are deemed recoverable are capitalized as contract costs and are included in other assets in the consolidated balance sheets. Such costs result from the payment of sales incentives and totaled $3.5 million, $4.0 million and $0.4 million as of December 31, 2023, 2022 and 2021, respectively. Capitalized sales incentives are amortized over the period of benefits, which the Company has determined to be three years. The amortization is included in selling and marketing expense line in the consolidated statements of operations and comprehensive loss, and totaled $1.2 million, $0.4 million and less than $0.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations and are recoverable. Such costs primarily represent set-up and implementation costs, which include any direct cost incurred at inception of a contract. The Company capitalized $2.3 million, $2.0 million and $1.4 million of costs in 2023, 2022 and 2021, respectively within other assets on the consolidated balance sheets. These capitalized costs are amortized on a straight-line basis over the expected contract life, which generally is five years, starting on go-live date. The amortization is included in technology and development expense line in the consolidated statements of operations and comprehensive loss, and totaled $0.6 million, $1.8 million and $0.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Included in the amortization expense for the year ended December 31, 2022 is $1.5 million resulting from the impairment of customer set-up costs associated with technology integration. There was no impairment of capitalized contract costs during the years ended December 31, 2023 and 2021.

Note 3. Allowance for Credit Losses

The Company maintains an allowance for credit losses for accounts receivable and unbilled receivables. Changes in the allowance for credit losses for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Allowance for credit losses at the beginning of the year	$(212)	$(106)	$(481)
Provision for expected credit losses	(326)	(152)	(165)
Write-offs, net of recoveries	4	46	540
Allowance for credit losses at the end of the year	$(534)	$(212)	$(106)

Note 4. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands):

	Measured at NAV as of December 31, 2023:	Measured at Fair Value as of December 31, 2023:
		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$372,912	$—	$—	$—	$372,912
Foreign exchange contracts	—	—	—	16	16
	$372,912	$—	$—	$16	$372,928
Financial Liabilities:
Contingent consideration	$—	$—	$—	$2,882	$2,882
	$—	$—	$—	$2,882	$2,882

	Measured at NAV as of December 31, 2022:	Measured at Fair Value as of December 31, 2022:
		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$9,145	$—	$—	$—	$9,145
	$9,145	$—	$—	$—	$9,145
Financial Liabilities:
Foreign exchange contracts	$—	$—	$—	$133	$133
Contingent consideration	—	—	—	1,332	1,332
	$—	$—	$—	$1,465	$1,465

During the years ended December 31, 2023, 2022 and 2021, there were no transfers between Level 1, Level 2 or Level 3.

Contingent consideration

StudyLink

The fair value of the contingent consideration related to the revenue and volume of money movement milestones was determined using an option pricing model and the fair value of the contingent consideration related to the cross-selling and engineering implementation milestones was determined using a scenario-based method. Refer to Note 8 - Business Combinations for additional details on the StudyLink acquisition. The following table presents the unobservable inputs incorporated into the valuation of contingent consideration as of December 31, 2023.

Year Ended December 31, 2023
Discount rate	7.4% - 7.5%
Probability of successful achievement*	29% - 95%

Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively. Increases or decreases in any of the probabilities of success in which the revenue, volume, cross-selling and the engineering implementation milestones are expected to be achieved would result in higher or lower fair value measurement, respectively.

Cohort Go

During the years ended December 31, 2023 and 2022, the Company made a payment of contingent consideration of $1.7 million and $0.5 million, respectively, in the form of cash, based on Cohort Go's successful and timely achievement of the contracted milestones. No additional contingent consideration is due or payable with respect to the Cohort Go acquisition. Refer to Note 8 - Business Combinations for additional details on the Cohort Go acquisition.

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

WPM

Pursuant to the terms of the business combination agreement, contingent consideration was potentially payable at various intervals through March 2024 in the form of cash or up to approximately 225,000 shares of common stock, at Flywire's option, and was dependent upon the Company's achievement of specified minimum payment volume targets and integration targets. As of December 31, 2023, no contingent consideration is due or payable with respect to the WPM acquisition. For the year ended December 31, 2022, the Company paid $0.4 million in contingent consideration related to the completion of integration targets. There was no contingent consideration paid during the year ended December 31, 2021. Refer to Note 8 - Business Combinations for additional details on the WPM acquisition.

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

Year Ended December 31, 2022
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

The following table summarizes the changes in the carrying value of the contingent consideration for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$1,332	$11,309	$12,500
Additions	2,703	1,695	3,519
Change in fair value	380	(2,805)	2,263
Contingent consideration paid*	(1,674)	(8,664)	(7,012)
Foreign currency translation adjustment	141	(203)	39
Ending balance	$2,882	$1,332	$11,309

* For the years ended December 31, 2023 and 2021, contingent consideration paid has been bifurcated between the financing and operating sections of the consolidated statement of cash flows. Amounts paid up to the fair value initially recorded in purchase accounting is reported in the financing section of the consolidated statement of cash flows, while any excess is reported in the operating section of the consolidated statement of cash flows. For the year ended December 31, 2022, contingent consideration paid has been bifurcated among the investing, financing and operating sections of the consolidated statement of cash flows. Contingent consideration paid within three months after the acquisition date of Cohort Go is reported in the investing section of the consolidated statement of cash flows given the proximity to the acquisition date. Amounts paid up to the fair value initially recorded in purchase accounting is reported in the financing section of the consolidated statement of cash flows, while any excess is reported in the operating section of the consolidated statement of cash flows.

Note 5. Derivative Instruments

As part of the Company’s foreign currency risk management program, the Company uses foreign currency forward contracts to mitigate the volatility related to fluctuations in the foreign exchange rates. These foreign currency forward contracts are not designated as hedging instruments. Derivative transactions such as foreign currency forward contracts are measured in terms of the notional amount; however, this amount is not recorded on the consolidated balance sheets and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged but is used only as the underlying basis on which the value of foreign exchange payments under these contracts is determined. As of December 31, 2023 and 2022, the Company had 12,737 and 11,816 open foreign exchange contracts, respectively. As of December 31, 2023 and 2022, the Company had foreign currency forward contracts outstanding with a notional amount of $36.1 million and $54.7 million, respectively.

The Company records all derivative instruments in the consolidated balance sheets at their fair values. For the year ended December 31, 2023, the Company recorded an asset of less than $0.1 million and for the year ended December 31, 2022, the Company recorded a liability of $0.1 million related to outstanding foreign exchange contracts. The Company recognized a loss of $2.0 million, $1.6 million and $0.8 million during the years ended December 31, 2023, 2022 and 2021, respectively, which was included in the general and administrative line within the consolidated statements of operations and comprehensive loss.

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates presented (in thousands):

	Year Ended December 31,
	2023	2022
Accrued employee compensation and related taxes	$19,748	$16,944
Accrued vendor liabilities	4,193	3,104
Accrued income and other non-employee related taxes	6,270	5,001
Accrued professional services	2,139	1,723
Current portion of operating lease liabilities	1,465	1,807
Other accrued expenses and current liabilities	9,500	5,844
	$43,315	$34,423

Note 7. Property and Equipment, net

Property and equipment, net consisted of the following as of the dates presented (dollars in thousands):

	Estimated Useful Life	December 31,
	(Years)	2023	2022
Computer equipment and software	3 - 5	$3,681	$3,195
Internal-use software	5	18,135	13,131
Furniture and fixtures	3	912	892
Leasehold improvements	Shorter of lease term or useful life	5,431	4,704
Construction in progress		—	291
		28,159	22,213
Less: Accumulated depreciation and amortization*		(13,025)	(8,896)
		$15,134	$13,317

* For the year ended December 31, 2023, accumulated depreciation and amortization expense included $(167) thousand of computer disposals and $54 thousand of foreign currency translation adjustments. For the year ended December 31, 2022, accumulated depreciation and amortization expense included $(208) thousand of computer disposals and $(222) thousand of foreign currency translation adjustments.

Depreciation of property and equipment and amortization of internal-used software was $4.2 million, $3.2 million and $2.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company capitalized $5.0 million and $5.7 million in costs related to internal-use software during the years ended December 31, 2023 and 2022.

As of December 31, 2023 and 2022, the carrying value of internal-used software was $12.7 million and $10.6 million, respectively. Amortization expense related to internal-used software was $2.9 million, $1.6 million and $0.8 for the years ended December 31, 2023, 2022 and 2021, respectively.

Geographic Information

The following table summarizes the Company’s property and equipment, net based on geography (in thousands):

	December 31,
	2023	2022
Long-lived assets:
U.S.	$13,503	$11,655
U.K.	105	196
Other countries	1,526	1,466
	$15,134	$13,317

Note 8. Business Combinations

StudyLink

On November 3, 2023, Flywire, through one if its Australian entities Flywire Pacific Pty Ltd., acquired all of the issued and outstanding shares of StudyLink, an Australian-based SaaS education company that provides platforms to education providers to support their student admissions systems and processes, including features such as eligibility assessment, offer generation, recruitment agent and commission management and acceptance processing. The acquisition of StudyLink was intended to accelerate the Company's success in the Australian higher education market and enhance the Company's value proposition to payers, universities and agents in the higher education ecosystem. The acquisition of StudyLink has been accounted for as a business combination.

The finalization of the purchase accounting assessment is subject to net working capital adjustment completion. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record a net working capital adjustment with a corresponding offset to goodwill to reflect additional information received about facts and circumstances which existed at the date of acquisition. The Company records adjustments to the assets acquired and liabilities assumed subsequent to the purchase price allocation period in the Company’s operating results in the period in which the adjustments are determined. Any potential adjustments made could be material in relation to the preliminary values presented.

Pursuant to the terms of the business combination agreement, the Company acquired StudyLink for estimated total purchase consideration of approximately $37.6 million or $35.5 million, net of cash acquired, which consisted of (in thousands):

Cash consideration, net of cash acquired	$32,764
Estimated fair value of contingent consideration	2,701
Total purchase consideration, net of cash acquired	$35,465

Contingent consideration, which totals up to approximately $2.7 million, represents additional payments that Flywire may be required to make in the future which are dependent upon StudyLink's successful achievement of revenue, volume, cross-selling and engineering implementation milestones and is subject to exchange rate fluctuation adjustment between the U.S. Dollar and Australian Dollar. A portion of contingent consideration can be paid in the form of cash or shares of common stock, at the Company's option.

Additional payments in the form of shares of common stock will be made based on the continuing employment of a key employee; accordingly, the fair value of $2.4 million, or approximately 84,000 shares of common stock, have been excluded from the purchase consideration. These shares are fixed on the date of acquisition and payable only in common stock, therefore are equity-classified.

During the year ended December 31, 2023, the Company expensed $0.2 million in personnel costs associated with retention of the key employee. These personnel costs are included in the Company’s consolidated statements of operations and comprehensive loss and a liability is recorded in accrued expenses and other current liabilities on the consolidated balance sheet.

During the year ended December 31, 2023, the Company incurred $0.7 million in transaction costs, which are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

The table summarizes the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed (in thousands):

Cash	$2,108
Accounts receivable	2,762
Prepaid expenses and other current assets	432
Other assets	193
Goodwill	20,705
Identifiable intangible assets	19,553
Total assets acquired	45,753
Deferred tax liabilities	2,663
Deferred revenue	2,654
Accounts payable	859
Accrued expenses and other current liabilities	2,004
Total liabilities assumed	8,180
Net assets acquired	37,573
Less: cash acquired	2,108
Net assets, less cash acquired	$35,465

Goodwill arising from the acquisition of $20.7 million was attributable to the assembled workforce of StudyLink and the synergies expected to arise from the acquisition. The Company expects that no goodwill from this acquisition will be deductible for income tax purposes.

The following table reflects the estimated fair values of the identified intangible assets of StudyLink and their respective weighted-average estimated amortization periods.

	Estimated Fair Values	Weighted-Average Estimated Amortization Periods
	(in thousands)	(years)
Developed technology	$7,397	7
Customer relationships	12,027	14
Trade Name/Trademark	129	2
	$19,553

The results of StudyLink have been included in the consolidated financial statements since the date of the acquisition. StudyLink contributed $1.4 million in platform revenue during the year ended December 31, 2023. The Company has not disclosed net income or loss since the acquisition date as the business was fully integrated into the consolidated Company’s operations and therefore it was impracticable to determine this amount.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information shows the results of the Company’s operations for the years ended December 31, 2023 and 2022 as if the acquisition had occurred on January 1, 2022. The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired operations of StudyLink. The unaudited pro forma information reflects the effects of applying the Company’s accounting policies and certain pro forma adjustments to the combined historical financial information of the Company and StudyLink. The pro forma adjustments include:

•
incremental amortization expense associated with the estimated fair value of identified intangible assets;
•
incremental employee compensation expense for StudyLink employees;
•
transaction costs; and
•
the estimated tax impact of the above items.

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Actual	Pro Forma	Actual	Pro Forma
	(in thousands)
Revenue	$403,094	$409,161	$289,375	$295,325
Net Loss	$(8,566)	$(10,369)	$(39,347)	$(41,824)

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

Contingent consideration, which totaled up to $1.7 million represented additional payments that Flywire was required to make, in the form of cash or shares of common stock at the Company's option, which were dependent upon Cohort Go's achievement of specific post-acquisition milestones and were subject to exchange rate fluctuation adjustment between the U.S. Dollar and Australian Dollar. The contingent consideration of $1.7 million was assessed at acquisition date. Subsequent to the acquisition date, at each reporting date, the contingent consideration was remeasured and changes in the fair value resulting from a change in the underlying inputs were recognized in general and administrative expense in the consolidated statements of operations and comprehensive loss. During the years ended December 31, 2023 and 2022, the Company made a payment of contingent consideration of $1.7 million and $0.5 million, respectively, in the form of cash, based on Cohort Go's successful and timely achievement of the contracted milestones. No additional contingent consideration is due or payable with respect to the Cohort Go acquisition.

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
	$16,408

The results of Cohort Go have been included in the consolidated financial statements since the date of the acquisition. Cohort Go contributed $16.6 million in transaction revenue and $10.4 million in platform revenue during the year ended December 31, 2023 and $6.4 million in transaction revenue and $3.3 million in platform revenue during the year ended December 31, 2022. The Company has not disclosed net income or loss since the acquisition date as the business was fully integrated into the consolidated Company’s operations and therefore it was impracticable to determine this amount.

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

Pursuant to the terms of the business combination agreement, the Company acquired all outstanding equity of WPM for estimated total purchase price of $59.6 million, which consisted of $56.1 million in cash consideration, net of cash acquired and $3.5 million in estimated fair value of contingent consideration, which was potentially payable at various intervals through March 2024 in the form of cash or up to approximately 225,000 shares of common stock, at Flywire's option and was dependent upon the Company's achievement of specified minimum payment volume targets and integration targets. Certain amounts were also tied to continued employment of key employees.

As of December 31, 2023, no contingent consideration is due or payable with respect to the WPM acquisition. For the year ended December 31, 2022, the Company paid $0.4 million in contingent consideration related to the completion of integration targets. There was no contingent consideration paid during the year ended December 31, 2021.

During the year ended December 31, 2023, the Company expensed $0.7 million in personnel costs associated with retention of key employees. These personnel costs have been paid through shares of Flywire common stock issued in January 2023, July 2023 and January 2024. During the year ended December 31, 2022 and 2021, the Company expensed $0.9 million and less than $0.1 million, respectively, in personnel costs associated with the retention portion of key employees. These personnel costs are included in the Company’s consolidated statements of operations and comprehensive loss and a liability is recorded in accrued expenses and other current liabilities on the consolidated balance sheet.

During the year ended December 31, 2022 and 2021, the Company incurred $0.1 million and $0.6 million, respectively, in transaction costs, which are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

The results of WPM have been included in the consolidated financial statements since the date of the acquisition. WPM contributed $6.3 million, $6.4 million and $0.3 million in platform revenue during the years ended December 31, 2023, 2022 and 2021, respectively. The Company has not disclosed net income or loss since the acquisition date as the business was fully integrated into the consolidated Company’s operations and therefore it was impracticable to determine this amount. The Company has not disclosed unaudited pro forma financial information that shows the results of the Company’s operations for the year ended December 31, 2021 as if the acquisition had occurred on January 1, 2020 as the historical results of WPM were not material to the Company’s consolidated financial statements in any period presented.

Note 9. Goodwill and Acquired Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Beginning balance	$97,766	$85,841
Goodwill related to acquisitions	20,705	16,197
Foreign currency translation adjustment	3,175	(4,272)
Ending balance	$121,646	$97,766

Acquired Intangible Assets

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	December 31, 2023
	Gross Carrying Value*	Accumulated Amortization**	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$39,624	$(21,446)	$18,178	4.71
Acquired Relationships	104,007	(14,143)	89,864	11.04
Trade Name/Trademark	136	—	136	1.83
	$143,767	$(35,589)	$108,178

* Includes $(750) thousand of foreign currency translation adjustments.

** Includes $(41) thousand of foreign currency translation adjustments.

	December 31, 2022
	Gross Carrying Value*	Accumulated Amortization**	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$31,848	$(15,429)	$16,419	4.55
Acquired Relationships	90,612	(9,423)	81,189	10.92
Non-Compete Agreement	469	(461)	8	0.27
	$122,929	$(25,313)	$97,616

* Includes $(3,416) thousand of foreign currency translation adjustments.

** Includes $154 thousand of foreign currency translation adjustments.

Amortization expense for the years ended December 31, 2023, 2022 and 2021 was $11.5 million, $9.1 million and $6.7 million, respectively.

As of December 31, 2023, the estimated annual amortization expense of intangible assets for each of the next five years and thereafter is expected to be as follows (in thousands):

Estimated Amortization Expense
2024	$11,984
2025	12,245
2026	11,521
2027	10,947
2028	10,598
Thereafter	50,883
$108,178

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

The Revolving Credit Facility consists of ABR loans or Eurodollar Borrowings, at the Company’s option.

On June 23, 2023, the Company executed the First Amendment to the Revolving Credit Facility to transition determination of the interest rate from the LIBOR benchmark rate to the SOFR benchmark rate effective June 30, 2023.

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

Prior to the First Amendment, ABR loans bore interest at the ABR plus the applicable rate. Eurodollar Borrowings bore interest at the Adjusted LIBOR for the interest period plus the applicable rate. The ABR rate was based on the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 1/2 of 1%, or (c) the Adjusted LIBOR for a one month interest period, plus 1%. The adjusted LIBOR was based on (x) the LIBOR for such interest period, multiplied by (y) the Statutory Reserve Rate. The applicable rate was based upon the Company’s liquidity as of the most recent consolidated financial information and ranged from 0.75% to 2.25%.

The Revolving Credit Facility incurs a commitment fee ranging from 0.25% to 0.35% based upon the Company’s liquidity as of the most recent consolidated financial information assessed on the average undrawn portion of the available commitment.

The Revolving Credit Facility contains customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, require the Company to satisfy certain financial covenants and restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the Revolving Credit Facility becoming immediately due and payable and termination of the commitments. The Company was in compliance with all covenants associated with the Revolving Credit Facility as of December 31, 2023 and 2022.

On July 29, 2021, the Company drew $25.9 million on the Revolving Credit Facility and used the proceeds to prepay its then existing LSA of $25.0 million. One of the lenders in the Revolving Credit Facility was the existing debt holder under the LSA entered into in 2018 and amended in 2020. In connection with the transaction, the Company incurred $0.3 million in debt issuance costs and $0.1 million in debt discount. Debt issuance costs related to new lenders in the syndication are amortized on a straight-line basis over the term of the Revolving Credit Facility. Debt issuance costs related to the existing lender in the syndication were expensed. The exchange of the LSA term loan with the Revolving Credit Facility from the same lender was accounted for as a modification. Prior to entering into the Revolving Credit Facility, debt issuance costs and debt discounts relate to the LSA were amortized to interest expense using the effective interest method over the repayment term of the debt and were presented as an offset to the outstanding debt balance on the consolidated balance sheets. Upon the execution of the Revolving Credit Facility, debt issuance costs and debt discount are amortized on a straight-line basis over the contractual term of the agreement and are presented as a component of other assets on the Company's consolidated balance sheets.

On October 28, 2022, the Company repaid the $25.9 million outstanding under the Revolving Credit Facility. Following the repayment, the Company continued to have access to a total commitment of $50.0 million under the

Revolving Credit Facility. As of December 31, 2023 and 2022, there was no outstanding indebtedness under the Revolving Credit Facility.

Interest expense for the years ended December 31, 2023, 2022 and 2021 was $0.4 million, $1.2 million and $2.0 million, respectively. Included in interest expense for the years ended December 31, 2023, 2022 and 2021 is $0.3 million, $0.3 million and $0.3 million of amortization of debt issuance cost and debt discount, respectively.

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

On May 18, 2020, the Company entered into an amendment to refinance the LSA. As part of the amendment, the financial institution re-advanced $4.2 million of principal paid on the loan through May 1, 2020. The final maturity date of the LSA was extended to May 2025. The new stated interest rate was at a floating per annum rate equal to the greater of (i) 5.25% above the prime rate; or (ii) 8.50%. The LSA was interest only until May 2023. Beginning on June 1, 2023, the Company would make 24 equal principal payments. The Company incurred $0.2 million in commitment fees from the financial institution to close the refinancing. These commitment fees were recorded as a reduction to the loan balance on the balance sheet.

On July 29, 2021, the Company drew $25.9 million on its Revolving Credit Facility and used the proceeds to prepay the $25.0 million LSA. In connection with the transaction, the Company incurred $0.4 million of prepayment costs.

Letter of Credit

In addition to the unused letter of credit under the Revolving Credit Facility, as of December 31, 2023, the Company had an outstanding and unused letter of credit in the amount of approximately $0.7 million for the purpose of protecting a third-party service provider against default on payroll payments. The letter of credit expires upon notice.

Note 11. Stockholders’ Equity (Deficit)

Preferred Stock

In connection with the IPO, the Company’s current amended and restated certificate of incorporation became effective, which authorizes the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.

Common Stock

In connection with the IPO, the Company’s current amended and restated certificate of incorporation authorizes the issuance of 2,000,000,000 shares of voting common stock with a par value of $0.0001 per share and 10,000,000 shares of non-voting common stock with a par value of $0.0001 per share. The voting and non-voting shares are identical, except that holders of voting common stock are entitled to one vote for each share on each matter properly submitted to the Company’s stockholders for their vote, while holders of non-voting common stock are not entitled to vote on such matters. Holders of voting common stock and non-voting common stock are entitled to receive any dividends as may be declared from time to time by the board of directors. As of December 31, 2023 and 2022, no cash dividends have been declared or paid.

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

Treasury Stock

The Company may issue treasury stock to cover the exercise of stock options and vesting of restricted stock units related to equity incentive plans. The Company issued 2,677 treasury shares at an average cost of $0.32 per share during the year ended December 31, 2023. No treasury shares were issued during the year ended December 31, 2022. The Company intends to issue treasury shares as long as an adequate number of those shares is available.

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

As of December 31, 2023, the Company had reserved shares of common stock for future issuance as follows:

Issued and outstanding stock options	8,107,861
Issued and outstanding restricted stock units	4,430,725
Available for issuance under the 2021 Equity Incentive Plan	14,846,817
Available for issuance under Employee Stock Purchase Plan	3,856,785
Committed to Settling Earn-out Liabilities	98,162
Available for conversion of non-voting common stock	1,873,320
33,213,670

Note 12. Stock-Based Compensation

Equity Incentive Plan

In April 2021, the Company’s board of directors adopted, and in May 2021 its stockholders approved, the 2021 Equity Incentive Plan (the 2021 Plan), which became effective on May 28, 2021.

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

As of December 31, 2023, a total of 14,846,817 shares of the Company's common stock were available for future issuance under the 2021 Plan.

Stock Options

Stock options granted under the 2009 Plan, 2018 Plan and the 2021 Plan generally vest based on continued service over four years and expire within ten years from the date of grant. Any options that are canceled or forfeited before expiration become available for future grants.

The following table summarizes the stock option activity since December 31, 2022:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding as of December 31, 2022	12,160,560	$6.25	6.39	$229,349
Granted	—	—
Exercised	(3,797,612)	3.37
Cancelled	(255,087)	20.41
Outstanding as of December 31, 2023	8,107,861	$7.17	5.69	$136,975
Exercisable as of December 31, 2023	6,585,645	5.84	5.34	$118,100
Vested or expected to vest as of December 31, 2023	1,462,943	12.83	7.19	$18,217

The aggregate intrinsic value was calculated as the difference between exercise price of the underlying awards and the closing price of the Company’s common stock at December 31, 2023. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $89.8 million, $56.1 million and $217.7 million, respectively.

The Company did not grant any options to purchase shares of common stock during the year ended December 31, 2023. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2022 and 2021 was $30.08 and $12.59 per share, respectively.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model. The table below quantifies the weighted average of the most significant inputs to determine the fair value of stock options granted during the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
Risk-free interest rate	2.16%	0.87%
Expected dividend yield	0%	0%
Expected volatility	47.4%	42.6%
Expected terms (in years)	6	6

The Company received cash proceeds from the exercise of options to purchase common stock of $10.4 million, $4.7 million and $6.9 million during the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, there was $11.1 million of total unrecognized expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.27 years.

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

The following table summarizes the restricted stock units activity for the year ended December 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value (In Thousands)
Unvested as of December 31, 2022	2,934,442	$24.94
Granted	2,890,407	27.14	$78,435
Vested	(1,192,362)	24.88	$29,670
Cancelled	(201,762)	27.30
Unvested as of December 31, 2023	4,430,725	$26.28

As of December 31, 2023, there was $89.4 million of total unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.80 years.

Employee Stock Purchase Plan

In April 2021, the Company’s board of directors adopted, and in May 2021 its stockholders approved, the 2021 ESPP, which became effective on May 28, 2021. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to "eligible employees". A total of 3,856,785 shares of common stock have been reserved for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of common stock reserved for future issuance under the ESPP. The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of a share of common stock on the first or last day of the offering period, whichever is lower. Eligible employees can contribute the lesser of up to 15% of their eligible compensation or IRS limit. Offering periods are generally 6 months long.

As of December 31, 2023, a total of 3,856,785 shares of the Company's common stock were available for future issuance under the ESPP.

As of December 31, 2023, there was no unrecognized compensation expense related to the ESPP.

Stock-Based Compensation Costs

The following table summarizes the stock-based compensation expense for stock options, restricted stock units and ESPP shares granted to employees and non-employee board members that was recorded in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2023	2022	2021
Technology and development	$9,286	$4,916	$2,510
Selling and marketing	11,982	7,856	5,161
General and administrative	22,458	17,487	11,257
Total stock-based compensation expense	$43,726	$30,259	$18,928

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

On November 6, 2023, the Company entered into a Transition Agreement with its Chief Financial Officer (CFO). In connection with the Transition Agreement, the Company modified its CFO's outstanding stock options and restricted stock units to i) accelerate vesting for nine months from his separation date and ii) extend the exercise period of his stock options from ninety days to one year. To receive these benefits, the CFO has to remain employed through the Transition Date, which is currently expected to be March 31, 2024. As a result of the modification, the Company expects to recognize $1.9 million of additional compensation expense from the execution of the Transition Agreement through March 31, 2024. The Company recognized additional compensation expense of $0.7 million for the year ended December 31,

2023, and expects to recognize the remaining compensation expense of $1.2 during the three months ended March 31, 2024.

Note 13. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(8,566)	$(39,347)	$(28,085)
Accretion of preferred stock to redemption value	—	—	(13)
Net loss attributable to common stockholders - basic and diluted	$(8,566)	$(39,347)	$(28,098)
Denominator:
Weighted average common shares outstanding - basic and diluted	114,828,494	107,935,514	71,168,054
Net loss per share attributable to common stockholders - basic and diluted	$(0.07)	$(0.36)	$(0.39)

For periods in which the Company is in a loss position, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders. Outstanding potentially dilutive securities, which were excluded from the diluted net loss per share calculations because they would have been antidilutive were as follows as of the dates presented:

	Year Ended December 31,
	2023	2022	2021
Unvested restricted stock units	4,430,725	2,934,442	213,121
Stock options to purchase common stock	8,107,861	12,160,560	14,855,292
	12,538,586	15,095,002	15,068,413

Note 14. Income Taxes

The following table presents the components of loss before provision for income taxes (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$(23,190)	$(45,341)	$(29,186)
Foreign	18,838	7,982	3,259
	$(4,352)	$(37,359)	$(25,927)

The following table summarizes the components of the Company’s provision for income taxes (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current
United States:
Federal	$—	$—	$—
State	131	206	198
Foreign	4,011	3,490	1,814
Total current provision for income taxes	$4,142	$3,696	$2,012
Deferred
United States:
Federal	$55	$36	$15
State	(102)	6	95
Foreign	119	(1,750)	36
Total deferred income tax provision (benefit)	72	(1,708)	146
Total income tax provision	$4,214	$1,988	$2,158

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023		2022		2021
Federal statutory income tax rate	$(914)	21.0%	$(7,845)	21.0%	$(5,435)	21.0%
State income taxes, net of federal benefit	(721)	16.6	(2,228)	6.0	(1,300)	5.0
Non-deductible expenses	181	(4.2)	—	—	—	—
Imputed interest	114	(2.6)	456	(1.2)	—	—
Fair value of contingent consideration	79	(1.8)	(579)	1.5	462	(1.8)
Global intangible low-taxed income inclusion	3,128	(71.9)	391	(1.0)	—	—
Equity-based compensation	(4,668)	107.3	(3,538)	9.5	(2,724)	10.5
Change in fair value of preferred stock warrant liability	—	—	—	—	2,259	(8.7)
Excess executive compensation	1,865	(42.9)	1,267	(3.4)	1,727	(6.7)
Change in uncertain tax position	(30)	0.7	(68)	0.2	582	(2.2)
Change in valuation allowance	2,734	(62.8)	13,797	(36.9)	6,384	(24.6)
Foreign rate differential	1,015	(23.3)	491	(1.3)	(61)	0.2
Deferred statutory rate changes	1,296	(29.8)	(367)	1.0	87	(0.3)
Foreign withholding taxes	137	(3.1)	—	—	—	—
Other	(2)	—	211	(0.8)	177	(0.7)
Effective income tax rate	$4,214	(96.8)%	$1,988	(5.4)%	$2,158	(8.3)%

During the years ended December 31, 2023, 2022 and 2021, the Company recorded an income tax provision of $4.2 million, $2.0 million and $2.2 million, respectively, which is primarily attributable to foreign activity and U.S. state taxes.

The Company’s deferred tax assets and liabilities consisted of the following components (in thousands):

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$26,690	$33,078
Property and equipment	395	496
Accrued expenses	1,814	1,398
Equity-based compensation	5,113	5,370
Lease liability	768	686
Interest limitation carryforward	—	650
Capitalized research and development costs	20,776	10,360
Unrealized foreign exchange loss	46	941
Other temporary differences	259	360
Total deferred tax assets	55,861	53,339
Deferred tax asset valuation allowance	(40,444)	(37,627)
	$15,417	$15,712
Deferred tax liabilities:
Intangible assets	(15,234)	(20,272)
Goodwill	(7,843)	(1,033)
Right-of-use asset	(743)	(596)
Deferred revenue	(2,387)	(2,272)
Deferred contract costs	(2,668)	(1,726)
Other temporary differences	(38)	(163)
Total deferred tax liabilities	(28,913)	(26,062)
Net deferred tax liabilities	$(13,496)	$(10,350)

As of December 31, 2023, the Company had gross federal and state NOL carryforwards of $86.3 million and $101.4 million, respectively, out of which $17.6 million of federal NOL carryforwards and $99.3 million of state NOL carryforwards begin to expire in 2032 and 2024, respectively. Additionally, $68.7 million of federal NOL carryforwards and $2.2 million of state NOL carryforwards have indefinite lives. As of December 31, 2023, the Company has gross foreign NOL carryforwards of $8.7 million which have indefinite lives. The federal, state and foreign NOL carryforwards may be available to reduce future federal, state and foreign taxable income, respectively.

Ownership changes, as defined under Internal Revenue Code Section 382, and similar state provisions may limit the amount of federal and state NOL carryforwards that can be utilized annually to offset future federal and state taxable income. Generally, an ownership change occurs when the ownership percentage of 5% or greater stockholders increases by more than 50% over a three-year period. Accordingly, the purchase of the Company’s stock in amounts greater than specified levels could limit the Company’s ability to utilize federal and state NOL carryforwards for tax purposes. During 2022, the Company completed a Section 382 study and as a result of the ownership changes identified, $1.6 million of Flywire’s NOLs and $0.2 million of Simplee’s NOLs will expire unutilized, assuming sufficient taxable income is generated in the future. The Company is in the process of updating its Section 382 study and preliminary indications show there will be no additional limitations in using Federal and State NOL carryforwards.

In assessing the realizability of its deferred tax assets, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The realization of deferred tax assets depends upon the generation of future taxable income. The Company has evaluated the positive and negative evidence bearing upon the realizability and determined that it is more likely than not that the Company will not realize the benefits of the deferred tax assets, and as a result, a valuation allowance has been established against federal, state and certain foreign deferred tax assets as of December 31, 2023 and 2022.

During the year ended December 31, 2023, the Company recorded a net increase in the valuation allowance of $2.8 million, which is primarily due to an increase of $12.1 million related to capitalized research and development costs, offset by NOL utilization in the U.S. and the U.K. During the year ended December 31, 2022, the Company recorded a net increase in the valuation allowance of $13.8 million, which is primarily due to an increase of $12.7 million related to capitalized research and development costs in the U.S. The Company also recorded a valuation allowance of $1.3 million related to a foreign subsidiary, offset by a decrease of $0.2 million due to the release of valuation allowance in foreign entities. During the year ended December 31, 2021, the Company recorded an increase in the valuation allowance of $6.4 million, which is primarily related to generating losses in the U.S. Changes in the valuation allowance are summarized as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Valuation allowance at beginning of year	$(37,627)	$(23,864)	$(17,485)
Change recorded to income tax provision as part of operations	(2,817)	(13,763)	(6,379)
Valuation allowance at end of year	$(40,444)	$(37,627)	$(23,864)

The Company permanently reinvests the earnings of its foreign subsidiaries. No additional income taxes have been provided on the indefinitely invested foreign earnings at December 31, 2023. The Company has approximately $31.7 million of unremitted earnings at December 31, 2023, which the Company believes to approximate the outside basis difference in its foreign subsidiaries. If these earnings were distributed, the Company could be subject to income taxes and foreign withholding taxes. As of December 31 2023, the amount of the unrecognized deferred taxes on these earnings are not material.

As of December 31, 2023, 2022 and 2021, the Company accrued $0.8 million, $0.8 million and $0.9 million related to uncertain tax positions, inclusive of interest and penalties, respectively, which includes potential tax benefits of $0.5 million, $0.6 million and $0.6 million, respectively, that, when recognized, would impact the effective tax rate. As of December 31, 2023, $0.3 million of the reserve is reflected as a reduction to deferred taxes and the remaining balance is recorded as a component of other liabilities in the consolidated balance sheet.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$659	$889	$—
Settlements with taxing authorities	—	—	—
Increases (decreases) related to tax positions taken during prior years	—	(170)	502
Decreases related to lapses in statute of limitations	(39)	(60)	—
Increases related to tax positions taken during the current year	—	—	387
Balance at end of year	$620	$659	$889

The Company expects a decrease of $0.1 million in uncertain tax positions in the next 12 months due to the lapse of statute of limitations.

The Company recognized accrued interest and penalties of $0, $0 and $0.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, related to the reserves for uncertain tax positions in the income tax provision. Included in the total reserve for uncertain tax positions are accrued interest and penalties of $0.2 million, $0.2 million and $0.2 million at December 31, 2023, 2022 and 2021, respectively.

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
Note 15. Leases

Operating Leases

The Company leases certain real estate for its primary facilities under operating leases that expire at various dates between one and five years. These leases contain renewal options, and require the Company to pay operating costs, including property taxes, insurance, and maintenance. The terms of these lease agreements include free rent periods and annual rent increases. Operating lease expense is recognized on a straight-line basis over the term of the lease. There were no finance lease obligations as of December 31, 2023 and 2022.

ROU assets are included in Other assets and operating lease liabilities are included in Other liabilities.

(amounts in thousands)	2023	2022
ROU assets	$3,422	$2,789
Operating lease liabilities	3,551	3,149
Weighted-average remaining lease terms	2.63 years	2.12 years
Weighted-average discount rate	6.4%	4.5%

Supplemental cash flow information related to leases was as follows:

(amounts in thousands)	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$2,067	$2,627
ROU assets obtained in exchange for operating lease liabilities	2,322	1,188

Future minimum lease payments as of December 31, 2023, were as follows (in thousands):

Years Ending December 31,
2024	$1,643
2025	1,202
2026	676
2027	319
2028	—
Thereafter	—
Total undiscounted lease payments	$3,840
Less - present value discount	320
Lease liability, at present value	$3,520

Future minimum lease payments as of December 31, 2022 were as follows (in thousands):

Years Ending December 31,
2023	$1,910
2024	879
2025	449
2026	60
2027	—
Thereafter	—
Total undiscounted lease payments	$3,298
Less - present value discount	149
Lease liability, at present value	$3,149

The components of operating lease expense during the year ended December 31, 2023 and 2022 are shown on the table below (in thousands), while rent expense for the year ended December 31, 2021 was $2.2 million.

(amounts in thousands)	2023	2022
Operating lease expense	$1,691	$1,615
Short-term lease expense	159	473
Variable lease expense	237	218
Total operating lease expense	$2,087	$2,306

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

As of December 31, 2023, the Company was not a party to any litigation the outcome of which, the Company believes, if determined adversely to it, would individually or in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows.

In the course of implementing geolocation data-based sanctions screening measures, the Company identified certain payments which, based on geolocation data, appear to have been initiated from Cuba, Iran, or Syria, in potential violation of applicable sanctions regimes. Although Flywire continues to evaluate whether these or other transactions constitute potential violations of OFAC sanctions (including whether certain of these payments may have been authorized by general licenses or license exemptions under the relevant sanctions regulations), in August 2023, Flywire made a voluntary submission to OFAC to report the potential violations. Based upon the results of the internal investigation completed to date, the Company does not believe that the amount of any loss incurred as a result of this matter would be material to its business, financial condition, results of operations or cash flows.

Indemnification

In the ordinary course of business, the Company agrees to indemnify certain partners and clients against third-party claims asserting infringement of certain intellectual property rights, data privacy breaches, damages caused to property or persons, or other liabilities relating to or arising from the Company’s payment platform or other contractual obligations. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any pending indemnification matters or claims, individually or in the aggregate, that are expected to have a material adverse effect on its financial position, results of operations, or cash flows and had not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2023 and 2022.

Note 17. Employee Benefit Plan

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $1.4 million, $1.2 million and $0.8 million to the plan during the years ended December 31, 2023, 2022 and 2021, respectively.

Note 18. Subsequent Event

2024 Revolving Credit Facility

On February 23, 2024, the Company entered into an Amended and Restated Credit Agreement for a five-year senior secured revolving credit syndication loan (2024 Revolving Credit Facility) with four banks for a total commitment of $125.0 million. The Revolving Credit Facility provides for an incremental facility in an amount equal to $50.0 million plus 100% of Consolidated Adjusted EBITDA based on the most recent consolidated financial information. In addition, the Revolving Credit Facility includes a $10.0 million letter of credit sub-facility and a $5.0 million swingline sub-facility, with available borrowings under the Revolving Credit Facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. The Revolving Credit Facility is guaranteed by Flywire’s current and future material domestic subsidiaries. The Revolving Credit Facility replaces the three-year senior secured Revolving Credit Facility of $50.0 million entered into in July 2021, under which $50.0 million was available to Flywire as of December 31, 2023. Three of the lenders in the new Revolving Credit Facility were existing lenders under the Revolving Credit Facility in place as of December 31, 2023.

The Revolving Credit Facility consists of ABR borrowings or Term SOFR borrowings, at the Company’s option.

ABR borrowings bear interest at the ABR plus the applicable rate. Term SOFR borrowings bear interest at the Adjusted Term SOFR for the interest period plus the applicable rate. The ABR rate is based on the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 1/2 of 1%, or (c) the Adjusted Term SOFR for a one-month interest period, plus 1%. The Adjusted Term SOFR is equal to the sum of (a) Term SOFR for such interest period, plus (b) the SOFR adjustment of 0.10%. The applicable rate is based upon the Company’s consolidated total net leverage ratio as of the most recent consolidated financial information and ranges from1.0% to 2.5%. The Revolving Credit Facility incurs a commitment fee ranging from 0.25% to 0.35% based upon the Company’s consolidated total net leverage ratio as of the most recent consolidated financial information assessed on the average available commitment.

The 2024 Revolving Credit Facility does not have a material impact on the Company’s consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial and Accounting Officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d- 15(f) under the Exchange Act. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the 2013 framework established in the “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework, management has concluded that our internal control over financial reporting as of December 31, 2023 was effective.

On November 3, 2023, Flywire acquired all of the issued and outstanding shares of StudyLink. As permitted by Securities and Exchange Commission staff guidance, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first year of acquisition. We have excluded StudyLink from our assessment of internal control over financial reporting as of December 31, 2023. StudyLink accounted for approximately 4.4% of total assets as of December 31, 2023 and approximately 0.3% of revenues for the fiscal year ended on December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Rule 10b-5 Trading Plan

On November 15, 2023, Robert Orgel, our President and Chief Operating Officer, terminated a trading arrangement he had previously adopted with respect to the sale of shares of our common stock (a "Rule 10b5-1 Trading Plan") that was intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Orgel's Rule 10b5-1 Trading Plan was adopted on May 17, 2023, had a term effective through August 31, 2024 and provided for the sale of up to 303,399 shares of common stock pursuant to the terms of the Rule 10b5-1 Trading Plan. As of the date of termination of the Rule 10b-5 Trading Plan, Mr. Orgel had sold 35,000 shares of common stock under the terms of the Rule 10b5-1 Trading Plan.

Chief Financial Officer Transition Agreement Amendment

As previously disclosed, on November 6, 2023, we entered into a Transition Agreement with Michael Ellis, our Chief Financial Officer (the “Transition Agreement”). On February 23, 2024, we entered into Amendment No. 1 to the Transition Agreement (the “Transition Agreement Amendment”) to correct a scrivener’s error in the number of shares of common stock underlying the Third Option (as such term is defined in the Transition Agreement).

The foregoing description of the terms and conditions of the Transition Agreement Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Transition Agreement Amendment, which is filed as an exhibit to this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2023, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under our existing equity compensation plans, including our 2009 Equity Incentive Plan, which was adopted in 2009 and amended and restated in 2011 (as amended and restated, the 2009 Plan), our 2018 Stock Incentive Plan (2018 Plan), 2021 Equity Incentive Plan (2021 Plan) and Employee Stock Purchase Plan (ESPP).

	A		B		C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
Equity compensation plans approved by security holders	12,538,586	(1)	7.17	(2)	18,703,602	(3)

(1) Of these shares, 4,430,725 were underlying then outstanding restricted stock units and 605,275 were subject to options then outstanding under the 2021 Plan; 5,903,979 were subject to options then outstanding under the 2018 Plan; and 1,598,607 were subject to options then outstanding under the 2009 Plan.

(2) Does not take into account restricted stock units, which have no exercise price.

(3) Represents 14,846,817 shares of common stock available for issuance under our 2021 Plan and 3,856,785 shares of common stock available for issuance under our ESPP. No shares are available for future issuance under our 2009 Plan or 2018 Plan. Our 2021 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the lower of: (a) 5% of the total number of shares of common stock and non-voting common stock outstanding on the last business day of the prior fiscal year; or (b) such other amount as our board of directors may determine. Our ESPP provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the least of: (x) 2,000,000 shares; (y) 1% of the shares of common stock and non-voting common stock issued and outstanding on the last business day of the prior fiscal year; or (z) the number of shares determined by our board of directors. On January 1, 2024, an additional 6,128,424 shares became available for future issuance under the 2021 Plan and an additional 1,225,685 shares became available for future issuance under the ESPP. The additional shares from the annual increase on January 1, 2024 are not included in the table above.

The information required under this item not otherwise provided herein is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

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

c)
Exhibits

The exhibits listed in the following Exhibit Index are filed herewith as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below.

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

10.4#

2021 Equity Incentive Plan, and forms of equity agreements thereunder, incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 10, 2023.

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

10.14

Office Lease, dated April 8, 2015, as amended by that certain First Amendment to Office Lease dated April 7, 2016, that certain Second Amendment to Office Lease dated October 23, 2018 and that certain Third Amendment to Office Lease dated May 1, 2023, by and between the Registrant and NS 141 Tremont LLC, incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2023 filed on August 8, 2023.

10.15

Credit Agreement, dated July 29, 2021, as amended by the First Amendment to Credit Agreement dated June 23, 2023, by and among Flywire Corporation, the other Loan Parties party thereto from time to time, the Lenders party thereto from time to time, the Issuing Banks party thereto from time to time, and Citibank, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 filed on August 8, 2023.

10.16

Pledge Agreement, dated as of July 29, 2021, by and among Flywire Corporation, the Grantors and the Administrative Agent, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 4, 2021.

10.17#	Management Cash Incentive Plan, incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 10, 2023.
10.18#

Transition Agreement by and between Flywire Corporation and Michael Ellis, dated as of November 6, 2023, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 filed on November 7, 2023.

10.19*	Amendment No. 1 to the Transition Agreement dated November 6, 2023 by and between Flywire Corporation and Michael Ellis, dated as of February 23, 2024.
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Flywire Corporation Policy for the Recovery of Erroneously Awarded Compensation.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbase documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

# Indicates a management contract or compensatory plan

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLYWIRE CORPORATION

Date: February 28, 2024	By:	/s/ Michael Massaro
Michael Massaro
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 28, 2024	By:	/s/ Michael Ellis
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

Signature	Title	Date

/s/ Michael Massaro Michael Massaro	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2024
/s/ Michael Ellis Michael Ellis	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2024
/s/ Phillip Riese Phillip Riese	Chairman of the Board of Directors	February 28, 2024
/s/ Diane Offereins	Director	February 28, 2024
Diane Offereins
/s/ Alex Finkelstein Alex Finkelstein	Director	February 28, 2024
/s/ Matt Harris Matt Harris	Director	February 28, 2024
/s/ Edwin Santos Edwin Santos	Director	February 28, 2024
/s/ Gretchen Howard	Director	February 28, 2024
Gretchen Howard