Form 10-Q
period 2024-03-31
Flywire Corp
filed 2024-05-07
CIK 1580560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, the registrant had 122,327,674 shares of voting common stock, $0.0001 par value per share, outstanding and 1,873,320 shares of non-voting common stock $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (Amounts in thousands, except par value per share and share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$619,014	$654,608
Accounts receivable, net of allowance of $498 and $507, respectively	19,688	18,215
Unbilled receivables, net of allowance of $18 and $27, respectively	7,995	10,689
Funds receivable from payment partners	76,231	113,945
Prepaid expenses and other current assets	16,222	18,227
Total current assets	739,150	815,684
Property and equipment, net	15,588	15,134
Intangible assets, net	103,421	108,178
Goodwill	119,720	121,646
Other assets	20,836	19,089
Total assets	$998,715	$1,079,731
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,385	$12,587
Funds payable to clients	124,111	210,922
Accrued expenses and other current liabilities	37,385	43,315
Deferred revenue	5,619	6,968
Total current liabilities	182,500	273,792
Deferred tax liabilities	14,587	15,391
Other liabilities	4,643	4,431
Total liabilities	201,730	293,614
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023; and no shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Voting common stock, $0.0001 par value; 2,000,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 124,555,591 shares issued and 122,255,050 shares outstanding as of March 31, 2024; 123,010,207 shares issued and 120,695,162 shares outstanding as of December 31, 2023	11	11
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 1,873,320 shares issued and outstanding as of March 31, 2024 and December 31, 2023	1	1
Treasury voting common stock, 2,300,541 and 2,315,045 shares as of March 31, 2024 and December 31, 2023, respectively, held at cost	(742)	(747)
Additional paid-in capital	977,743	959,302
Accumulated other comprehensive (loss) income	(41)	1,320
Accumulated deficit	(179,987)	(173,770)
Total stockholders’ equity	796,985	786,117
Total liabilities and stockholders’ equity	$998,715	$1,079,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited) (Amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$114,103	$94,357
Costs and operating expenses:
Payment processing services costs	41,650	33,855
Technology and development	16,737	14,523
Selling and marketing	30,083	24,434
General and administrative	31,596	28,113
Total costs and operating expenses	120,066	100,925
Loss from operations	$(5,963)	$(6,568)
Other income (expense):
Interest expense	(142)	(103)
Interest income	5,879	1,935
(Loss) gain from remeasurement of foreign currency	(4,376)	1,470
Total other income (expense), net	1,361	3,302
Loss before provision for income taxes	(4,602)	(3,266)
Provision for income taxes	1,615	417
Net loss	$(6,217)	$(3,683)
Foreign currency translation adjustment	(1,361)	(367)
Comprehensive loss	$(7,578)	$(4,050)
Net loss attributable to common stockholders - basic and diluted	$(6,217)	$(3,683)
Net loss per share attributable to common stockholders - basic and diluted	$(0.05)	$(0.03)
Weighted average common shares outstanding - basic and diluted	123,143,343	109,787,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited) (Amounts in thousands, except share amounts)

	Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at January 1, 2024	123,010,207	$11	1,873,320	$1	(2,315,045)	$(747)	$959,302	$1,320	$(173,770)	$786,117
Issuance of common stock upon exercise of stock options	710,700	—	—	—	—	—	1,617	—	—	1,617
Issuance of common stock upon settlement of restricted stock units	748,622	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	71,896	—	—	—	—	—	1,415	—	—	1,415
Issuance of common stock for retention bonus	14,166	—	—	—	—	—	324	—	—	324
Issuance of treasury stock	—	—	—	—	14,504	5	(5)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,361)	—	(1,361)
Stock-based compensation	—	—	—	—	—	—	15,090	—	—	15,090
Net loss	—	—	—	—	—	—	—	—	(6,217)	(6,217)
Balances at March 31, 2024	124,555,591	$11	1,873,320	$1	(2,300,541)	$(742)	$977,743	$(41)	$(179,987)	$796,985

	Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at January 1, 2023	109,790,702	$10	1,873,320	$1	(2,317,722)	$(748)	$649,756	$(1,912)	$(165,204)	$481,903
Issuance of common stock upon exercise of stock options	590,254	—	—	—	—	—	2,144	—	—	2,144
Issuance of common stock upon settlement of restricted stock units	578,477	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	55,232	—	—	—	—	—	864	—	—	864
Issuance of common stock for retention bonus	28,332	—	—	—	—	—	700	—	—	700
Foreign currency translation adjustment	—	—	—	—	—	—	—	(367)	—	(367)
Stock-based compensation	—	—	—	—	—	—	8,603	—	—	8,603
Net loss	—	—	—	—	—	—	—	—	(3,683)	(3,683)
Balances at March 31, 2023	111,042,997	$10	1,873,320	$1	(2,317,722)	$(748)	$662,067	$(2,279)	$(168,887)	$490,164

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (Amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,217)	$(3,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,259	3,731
Stock-based compensation expense	14,842	8,603
Amortization of deferred contract costs	242	109
Change in fair value of contingent consideration	(478)	410
Deferred tax benefit	(643)	(620)
Provision for uncollectible accounts	(16)	83
Non-cash interest expense	92	72
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,457)	(4,324)
Unbilled receivables	2,694	1,247
Funds receivable from payment partners	37,714	34,323
Prepaid expenses, other current assets and other assets	1,863	(828)
Funds payable to clients	(86,810)	(60,343)
Accounts payable, accrued expenses and other current liabilities	(2,489)	2,780
Contingent consideration	—	(467)
Other liabilities	(340)	(413)
Deferred revenue	(1,349)	(1,526)
Net cash used in operating activities	(38,093)	(20,846)
Cash flows from investing activities:
Capitalization of internally developed software	(1,259)	(1,368)
Purchases of property and equipment	(255)	(481)
Net cash used in investing activities	(1,514)	(1,849)
Cash flows from financing activities:
Contingent consideration paid for acquisitions	—	(1,207)
Payment of long-term debt issuance costs	(783)	—
Proceeds from the issuance of stock under Employee Stock Purchase Plan	1,415	864
Proceeds from exercise of stock options	1,617	2,144
Net cash provided by financing activities	2,249	1,801
Effect of exchange rates changes on cash and cash equivalents	1,764	(1,202)
Net decrease in cash, cash equivalents and restricted cash	(35,594)	(22,096)
Cash, cash equivalents and restricted cash, beginning of period	$654,608	$351,177
Cash, cash equivalents and restricted cash, end of period	$619,014	$329,081
Supplemental disclosures of cash flow and noncash information
Purchase of property and equipment in accounts payable	11	27
Issuance of common stock upon settlement of restricted stock units	19,883	14,894
Issuance of common stock for retention bonus	324	700
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$619,014	$327,081
Restricted cash	—	2,000
Cash, cash equivalents and restricted cash	$619,014	$329,081

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

2023 Follow-On Public Offering

On August 9, 2023, the Company entered into an Underwriting Agreement with Goldman Sachs & Co. LLC, as the Representative of the several Underwriters, in connection with the offer and sale of 8,000,000 shares of voting common stock, at a price to the public of $32.00 per share (the Primary Offering). In addition, pursuant to the terms of the Underwriting Agreement, the Company granted the Underwriters an option to purchase up to 1,200,000 additional shares of common stock (the Option).

The Primary Offering closed on August 14, 2023 and on September 12, 2023, the Underwriters exercised the Option in part and purchased an additional 500,000 shares of voting common stock at a price to the public of $32.00 per share (the Public Offering). The Company received $260.1 million in net proceeds from the Public Offering, after deducting underwriting discounts and commissions of $10.9 million and other offering costs of $1.1 million.

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

The results of operations for the three months ended March 31, 2024, are not necessarily indicative of results to be expected for the year ended December 31, 2024, any other interim periods or any future year or period. The accompanying consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2023. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from the interim unaudited condensed consolidated financial statements.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Impact of Inflation

Inflation did not have a material effect on the Company's cash flows and results of operations during the three months ended March 31, 2024.

Concentrations of Credit Risk, Financial Instruments and Significant Clients

Financial instruments that potentially subject the Company to concentration of credit risk consists principally of cash, cash equivalents, accounts receivable, unbilled receivables and funds receivable from payment partners.

The Company maintains its cash and cash equivalents with financial institutions that management believes are of high credit quality. Our cash equivalents include money market funds, which are AAA-rated and comprised of liquid, high quality debt securities issued by the U.S. government. The Company's cash and cash equivalents deposited with the financial institutions exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000. As part of its cash management process, the Company performs periodic reviews of the credit standing of the financial institutions holding its cash and cash equivalents. Additionally, to mitigate credit risk associated with financial institutions, the Company diversifies its cash and cash equivalents across multiple financial institutions and U.S. Treasury Money Market Funds. U.S. Treasuries, by their nature, create a concentration of credit risk with the US Government. Our access to our cash and cash equivalents and client funds could be significantly impacted in volatile markets given our concentration in government money market funds.

To manage credit risk related to accounts receivable and unbilled receivables, the Company maintains an allowance for credit losses. The allowance is determined by applying a loss-rate method based on an aging schedule using the Company's historical loss rate. The Company also considers reasonable and supportable current and forecasted information in determining its estimated loss rates, such as external forecasts, macroeconomic trends, or other factors that are associated with the credit quality of the Company’s customer base. The Company did not experience any material credit losses for the three months ended March 31, 2024.

Accounts receivable are derived from revenue earned from clients located in the U.S. and internationally. Significant clients are those that represent 10% or more of accounts receivable, net. As of March 31, 2024 and December 31, 2023, there was no client that represented 10% or more of accounts receivable, net.

Funds receivable from payment partners consist primarily of cash held by the Company’s global payment processing partners that have not yet been remitted to the Company. Significant partners are those that represent 10% or more of funds receivable from payment partners as set forth in the following table:

	March 31,	December 31,
	2024	2023
Partner A	*	14%
Partner B	11%	15%
Partner C	11%	13%
Partner D	*	11%
Partner E	38%	20%

______________________

* Less than 10% of total balance.

During the three months ended March 31, 2024 and 2023, no client accounted for 10% or more of total revenue.

During the three months ended March 31, 2024, revenue from clients located in the United States and Canada (Americas), Europe, the Middle East and Africa (EMEA) and the Asia and Pacific region (APAC) in the aggregate accounted for 50.7%, 31.7% and 17.6% of the Company’s total revenues, respectively.

During the three months ended March 31, 2023, revenue from clients located in Americas, EMEA and APAC in the aggregate accounted for 63.8%, 23.0% and 13.2% of the Company’s total revenues, respectively.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 1 - Business Overview and Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to these policies during the three months ended March 31, 2024.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expenses in the condensed consolidated statements of operations and comprehensive loss. Advertising expenses for the three months ended March 31, 2024 and 2023 were $1.6 million and $1.1 million, respectively.

Recently Adopted Accounting Pronouncements

As of March 31, 2024 and for the period then ended, there were no recently adopted Accounting Standards Update (ASUs) that had a material effect on the Company’s condensed consolidated financial statements and disclosures.

Accounting Pronouncements Not Yet Adopted

The following ASUs were issued by the Financial Accounting Standards Board but not yet adopted by Flywire as of March 31, 2024:

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures: ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 also enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable and contains other disclosure requirements. ASU 2023-07 is effective for Flywire for the annual period beginning on January 1, 2024 and interim periods beginning on January 1, 2025. Early adoption is permitted. ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

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

	Three Months Ended March 31,
(in thousands)	2024	2023
Primary geographical markets
Americas	$57,866	$60,165
EMEA	36,160	21,661
APAC	20,077	12,531
Total revenue	$114,103	$94,357
Major solutions
Transactions	$95,200	$76,302
Platform and other revenues	18,903	18,055
Total revenue	$114,103	$94,357

Contract Balances from Contracts with Clients

The following table provides information about accounts receivable, unbilled receivables and deferred revenue from contracts with clients (in thousands):

	March 31, 2024	December 31, 2023
Accounts receivable, net	$19,688	$18,215
Unbilled receivables, net	7,995	10,689
Deferred revenue – current	5,619	6,968
Deferred revenue – non-current	169	169

For the three months ended March 31, 2024 and 2023, the Company recognized $3.1 million and $2.2 million in revenue from amounts that were included in deferred revenue as of December 31, 2023 and 2022, respectively.

Remaining Performance Obligations

The Company has performance obligations associated with certain clients' contracts for future services that have not yet been recognized as revenue. As of March 31, 2024, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied, including deferred revenue, was approximately $13.3 million. Of the total remaining performance obligations, the Company expects to recognize approximately 54.0% within a year and 46.0% over the next two to five years thereafter. Actual amounts and timing of revenue recognized may differ due to subsequent contract modifications, renewals and/or terminations.

Note 3. Fair Value Measurements

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

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

	Measured at NAV as of March 31, 2024:	Measured at Fair Value as of March 31, 2024:
		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$391,542	$—	$—	$—	$391,542
	$391,542	$—	$—	$—	$391,542
Financial Liabilities:
Foreign exchange contracts	$—	$—	$—	$10	$10
Contingent consideration	—	—	—	2,281	2,281
	$—	$—	$—	$2,291	$2,291

	Measured at NAV as of December 31, 2023:	Measured at Fair Value as of December 31, 2023:
		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$372,912	$—	$—	$—	$372,912
Foreign exchange contracts	—	—	—	16	16
	$372,912	$—	$—	$16	$372,928
Financial Liabilities:
Contingent consideration	$—	$—	$—	$2,882	$2,882
	$—	$—	$—	$2,882	$2,882

During the three months ended March 31, 2024 and year ended December 31, 2023, there were no transfers between Level 1, Level 2 or Level 3.

Contingent consideration

Learning Information Systems Pty Ltd. (StudyLink)

The fair value of the contingent consideration related to the revenue milestone was determined using an option pricing model and the fair value of the contingent consideration related to volume of money movement, the cross-selling and engineering implementation milestones was determined using a scenario-based method. Refer to Note 7 - Business Combinations for additional details on the StudyLink acquisition. The following table presents the unobservable inputs incorporated into the valuation of contingent consideration as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Discount rate	7.0% - 7.7%	7.4% - 7.5%
Probability of successful achievement *	0% - 100%	29% - 95%

_____________________________

* Probability of successful achievement was set at different targets based on the Company’s estimates on achieving them.

Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively. Increases or decreases in any of the probabilities of success in which the revenue, volume, cross-selling and the engineering implementation milestones are expected to be achieved would result in higher or lower fair value measurement, respectively.

Changes in the fair value of contingent consideration are included as a component of general and administrative expense within the condensed consolidated statements of operations and comprehensive loss. The following table summarizes the changes in the carrying value of the contingent consideration for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$2,882	$1,332
Additions	—	2
Change in fair value	(478)	410
Contingent consideration paid *	—	(1,674)
Foreign currency translation adjustment	(123)	(29)
Ending balance	$2,281	$41

* For the three months ended March 31, 2023, contingent consideration paid has been bifurcated between the financing and operating sections of the condensed consolidated statement of cash flows. Amounts paid up to the fair value initially recorded in purchase accounting is reported in the financing section of the condensed consolidated statement of cash flows, while any excess is reported in the operating section of the condensed consolidated statement of cash flows.

Note 4. Derivative Instruments

As part of the Company’s foreign currency risk management program, the Company uses foreign currency forward contracts to mitigate the volatility related to fluctuations in the foreign exchange rates. These foreign currency forward contracts are not designated as hedging instruments. Derivative transactions such as foreign currency forward contracts are measured in terms of the notional amount; however, this amount is not recorded on the condensed consolidated balance sheets and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged but is used only as the underlying basis on which the value of foreign exchange payments under these contracts is determined. As of March 31, 2024 and December 31, 2023, the Company had 8,404 and 12,737 open foreign exchange contracts, respectively. As of March 31, 2024 and December 31, 2023, the Company had foreign currency forward contracts outstanding with a notional amount of $23.6 million and $36.1 million, respectively.

The Company records all derivative instruments in the condensed consolidated balance sheets at their fair values. For the three months ended March 31, 2024, the Company recorded a liability of less than $0.1 million and for the year ended December 31, 2023, the Company recorded an asset of less than $0.1 million related to outstanding foreign exchange contracts. The Company recognized a gain of less than $0.1 million and a loss of $1.3 million during the three months ended March 31, 2024 and 2023, respectively. Gains and losses are included as a component of general and administrative expense within the condensed consolidated statements of operations and comprehensive loss.

Note 5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates presented (in thousands):

	March 31, 2024	December 31, 2023
Accrued employee compensation and related taxes	$15,287	$19,748
Accrued vendor liabilities	3,147	4,193
Accrued income and other non-employee related taxes	7,622	6,270
Accrued professional services	1,694	2,139
Current portion of operating lease liabilities	1,372	1,465
Other accrued expenses and current liabilities	8,263	9,500
	$37,385	$43,315

Note 6. Property and Equipment, net

Property and equipment, net consisted of the following as of the dates presented (in thousands):

	March 31, 2024	December 31, 2023
Computer equipment and software	$3,730	$3,681
Internal-use software	19,590	18,135
Furniture and fixtures	902	912
Leasehold improvements	5,390	5,431
	29,612	28,159
Less: Accumulated depreciation and amortization*	(14,024)	(13,025)
	$15,588	$15,134

* For the three months ended March 31, 2024, accumulated depreciation and amortization expense included $(140) thousand of computer disposals and $(117) thousand of foreign currency translation adjustments. For the three months ended March 31, 2023, accumulated depreciation and amortization expense included $(84) thousand of computer disposals and $(31) thousand of foreign currency translation adjustments.

Depreciation of property and equipment and amortization of internal-used software for the three months ended March 31, 2024 and 2023 was $1.3 million and $0.9 million, respectively.

The Company capitalized $1.5 million and $1.4 million in costs related to internal-use software during the three months ended March 31, 2024 and 2023, respectively. Software developed for internal use is amortized on a straight-line basis over its estimated useful life of five years.

As of March 31, 2024 and December 31, 2023, the carrying value of internal-use software was $13.3 million and $12.7 million, respectively. Amortization expense related to internal-use software was $0.9 million and $0.5 million during the three months ended March 31, 2024 and 2023, respectively.

Note 7. Business Combinations

StudyLink

On November 3, 2023, Flywire, through one if its Australian subsidiaries Flywire Pacific Pty Ltd., acquired all of the issued and outstanding shares of StudyLink, an Australian-based software as a service (SaaS) education company that provides platforms to education providers to support their student admissions systems and processes, including features such as eligibility assessment, offer generation, recruitment agent and commission management and acceptance processing. The acquisition of StudyLink was intended to accelerate the Company's growth in the Australian higher education market and enhance the Company's value proposition to payers, universities and agents in the higher education ecosystem. The acquisition of StudyLink has been accounted for as a business combination.

During the first quarter of 2024, the Company completed its purchase accounting and recorded an immaterial net working capital adjustment.

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

Additional payments in the form of shares of common stock will be made based on the continuing employment of a key employee; accordingly, the fair value of $2.4 million, or approximately 84,000 shares of common stock, have been excluded from the purchase consideration. These shares were fixed on the date of acquisition and payable only in common stock, therefore are equity-classified. During the three months ended March 31, 2024, the Company expensed $0.3 million in stock-based compensation associated with retention of the key employee. The stock-based compensation expense is included in the Company’s condensed consolidated statements of operations and comprehensive loss and additional paid-in capital on the condensed consolidated balance sheet.

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

The following table reflects the fair values of the identified intangible assets of StudyLink and their respective weighted-average estimated amortization periods.

	Estimated Fair Values	Weighted-Average Estimated Amortization Periods
	(in thousands)	(years)
Developed technology	$7,397	7
Customer relationships	12,027	14
Trade Name/Trademark	129	2
	$19,553

The results of StudyLink have been included in the condensed consolidated financial statements since the date of the acquisition. StudyLink contributed $2.1 million in platform revenue during the three months ended March 31, 2024. The Company has not disclosed net income or loss since the acquisition date as the business was fully integrated into the condensed consolidated Company’s operations and therefore it was impracticable to determine this amount.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information shows the results of the Company’s operations for the three months ended March 31, 2023 as if the acquisition had occurred on January 1, 2022. The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired operations of StudyLink. The unaudited pro forma information reflects the effects of applying the Company’s accounting policies and certain pro forma adjustments to the combined historical financial information of the Company and StudyLink. The pro forma adjustments include:

•
incremental amortization expense associated with the estimated fair value of identified intangible assets;
•
incremental employee compensation expense for StudyLink employees;
•
transaction costs; and

•
the estimated tax impact of the above items.

	Three Months Ended March 31, 2023
	Actual	Pro Forma
	(in thousands)
Revenue	$94,357	$96,164
Net Loss	$(3,683)	$(4,058)

Note 8. Goodwill and Acquired Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill as of the dates presented (in thousands):

	March 31, 2024	December 31, 2023
Beginning balance	$121,646	$97,766
Goodwill related to acquisitions	—	20,705
Foreign currency translation adjustment	(1,926)	3,175
Ending balance	$119,720	$121,646

Acquired Intangible Assets

Acquired intangible assets subject to amortization consisted of the following (dollars in thousands):

	March 31, 2024
	Gross Carrying Value*	Accumulated Amortization**	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$39,037	$(22,646)	$16,391	4.53
Acquired Relationships	102,745	(15,823)	86,922	10.79
Trade Name/Trademark	130	(22)	108	1.67
	$141,912	$(38,491)	$103,421

* Includes $(2,571) thousand of foreign currency translation adjustments.

** Includes $91 thousand of foreign currency translation adjustments.

	December 31, 2023
	Gross Carrying Value*	Accumulated Amortization**	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$39,624	$(21,446)	$18,178	4.71
Acquired Relationships	104,007	(14,143)	89,864	11.04
Trade Name/Trademark	136	—	136	1.83
	$143,767	$(35,589)	$108,178

* Includes $(750) thousand of foreign currency translation adjustments.

** Includes $(41) thousand of foreign currency translation adjustments.

Amortization expense for the three months ended March 31, 2024 and 2023 was $2.9 million and $2.8 million, respectively.

As of March 31, 2024, the estimated annual amortization expense of intangible assets for each of the next five years and thereafter is expected to be as follows (in thousands):

Estimated Amortization Expense
Remaining of fiscal year 2024	$8,864
2025	12,064
2026	11,335
2027	10,765
2028	10,422
2029	9,598
Thereafter	40,373
$103,421

Note 9. Debt

2024 Revolving Credit Facility

On February 23, 2024, the Company entered into an Amended and Restated Credit Agreement for a five-year senior secured revolving credit syndication loan (2024 Revolving Credit Facility) with four banks for a total commitment of $125.0 million. The 2024 Revolving Credit Facility provides for an incremental facility in an amount equal to $50.0 million plus 100% of Consolidated Adjusted EBITDA based on the most recent consolidated financial information. In addition, the 2024 Revolving Credit Facility includes a $10.0 million letter of credit sub-facility and a $5.0 million swingline sub-facility, with available borrowings under the 2024 Revolving Credit Facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. The 2024 Revolving Credit Facility is guaranteed by Flywire’s current and future material domestic subsidiaries.

The 2024 Revolving Credit Facility replaces the three-year senior secured revolving credit syndication loan (2021 Revolving Credit Facility) of $50.0 million entered into in July 2021, under which $50.0 million was available to Flywire as of December 31, 2023. Three of the lenders under the 2024 Revolving Credit Facility were existing lenders under the 2021 Revolving Credit Facility.

In connection with the 2024 Revolving Credit Facility, the Company incurred debt issuance costs of $0.8 million. Debt issuance costs related to the 2024 Revolving Credit Facility are amortized on a straight-line basis over the contractual term of the agreement and are presented as a component of other assets on the Company's condensed consolidated balance sheets. Debt issuance costs of $0.1 million related to the 2021 Revolving Credit Facility will continue to be amortized on a straight-line basis over the contractual term of the new agreement and are presented as a component of other assets on the Company's condensed consolidated balance sheets. The exchange of the 2021 Revolving Credit Facility with the 2024 Revolving Credit Facility from the same lenders was accounted for as a modification.

The 2024 Revolving Credit Facility consists of Alternate Base Rate (ABR) borrowings or Term Secured Overnight Financing Rate (SOFR) borrowings, at the Company’s option.

ABR borrowings bear interest at the ABR plus the applicable rate. Term SOFR borrowings bear interest at the Adjusted Term SOFR for the interest period plus the applicable rate. The ABR rate is based on the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 1/2 of 1%, or (c) the Adjusted Term SOFR for a one-month interest period, plus 1%. The Adjusted Term SOFR is equal to the sum of (a) Term SOFR for such interest period, plus (b) the SOFR adjustment of 0.10%. The applicable rate is based upon the Company’s consolidated total net leverage ratio as of the most recent consolidated financial information and ranges from 1.0% to 2.5%. The 2024 Revolving Credit Facility incurs a commitment fee ranging from 0.25% to 0.35% based upon the Company’s consolidated total net leverage ratio as of the most recent consolidated financial information assessed on the average available commitment.

The 2024 Revolving Credit Facility contains customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, require the Company to satisfy certain financial covenants and restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the 2024 Revolving Credit Facility becoming immediately due and payable and termination of the commitments. The Company was in compliance with all covenants associated with the 2024 Revolving Credit Facility as of March 31, 2024.

2021 Revolving Credit Facility

On July 29, 2021, the Company entered into the 2021 Revolving Credit Facility with three banks for a total commitment of $50.0 million. The 2021 Revolving Credit Facility included a $5.0 million letter of credit sub-facility and a $5.0 million swingline sub-facility, with available borrowings under the 2021 Revolving Credit Facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. The 2021 Revolving Credit Facility was guaranteed by Flywire’s material domestic subsidiaries.

The 2021 Revolving Credit Facility consisted of ABR loans or Eurodollar Borrowings, at the Company’s option.

On June 23, 2023, the Company executed the First Amendment to the 2021 Revolving Credit Facility to transition determination of the interest rate from the LIBOR benchmark rate to the SOFR benchmark rate effective June 30, 2023.

As of March 31, 2024 and December 31, 2023, there was no outstanding indebtedness under the 2024 Revolving Credit Facility or the 2021 Revolving Credit Facility.

Interest expense for each of the three months ended March 31, 2024 and 2023 was $0.1 million. Included in interest expense for each of the three months ended March 31, 2024 and 2023 is less than $0.1 million of amortization of debt issuance costs.

Letter of Credit

As of March 31, 2024 and December 31, 2023, the Company had an outstanding and unused letter of credit in the amount of approximately $2.6 million and $0.7 million, respectively, for the purpose of protecting a third-party service provider against default on payroll payments. The letter of credit expires upon notice.

Note 10. Stockholders’ Equity

Preferred Stock

The Company’s current amended and restated certificate of incorporation, which was filed on May 28, 2021, authorizes the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.

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

Treasury Stock

The Company may issue treasury stock to cover the exercise of stock options and vesting of restricted stock units related to equity incentive plans. The Company issued 14,504 treasury shares at an average cost of $0.32 per share during the three months ended March 31, 2024. The Company did not issue any treasury shares during the three months ended March 31, 2023. The Company intends to issue treasury shares as long as an adequate number of those shares are available.

As of March 31, 2024, the Company had reserved shares of common stock for future issuance as follows:

March 31, 2024
Issued and outstanding stock options	7,366,719
Issued and outstanding restricted stock units	6,809,244
Available for issuance under the 2021 Equity Incentive Plan	17,833,390
Available for issuance under Employee Stock Purchase Plan	4,720,458
Committed to settling employee retention	83,996
Available for conversion of non-voting common stock	1,873,320
38,687,127

Note 11. Stock-Based Compensation

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

The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other forms of equity compensation (collectively, equity awards). A total of 26,116,754 shares of the Company’s common stock have been reserved for issuance under the 2021 Plan in addition to (i) any annual automatic evergreen increases in the number of shares of common stock reserved for issuance under the 2021 Plan and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any stock-based awards granted under the 2009 Plan or 2018 Plan, an equal number of shares of common stock will become available under the 2021 Plan.

As of March 31, 2024, a total of 17,833,390 shares of the Company's common stock were available for future issuance under the 2021 Plan.

Stock Options

Stock options granted under the 2009 Plan, 2018 Plan and the 2021 Plan generally vest based on continued service over four years and expire within ten years from the date of grant. Any options that are canceled or forfeited before expiration become available for future grants.

The Company did not grant any options to purchase shares of common stock during the three months ended March 31, 2024.

As of March 31, 2024, there was $8.8 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.14 years.

Restricted Stock Units

Starting in 2021, the Company awarded restricted stock units to employees and certain non-employee board members under the 2021 Plan. During the three months ended March 31, 2024, the Company awarded restricted stock units covering an aggregate of 3,166,769 shares of common stock. The fair value of each restricted stock unit is estimated based on the fair value of the Company's common stock on the date of the grant. The restricted stock units vest over the requisite service period, which range between one and four years from the date of the grant, subject to the continued employment of the employees and service of the non-employee board members.

As of March 31, 2024, there was $159.0 million of total unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 3.32 years.

Employee Stock Purchase Plan

In April 2021, the Company’s board of directors adopted, and in May 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (ESPP), which became effective on May 28, 2021. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to "eligible employees". A total of 5,082,470 shares of common stock have been reserved for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of common stock reserved for future issuance under the ESPP. The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of a share of common stock on the first or last day of the offering period, whichever is lower. Eligible employees can contribute up to 15% of their eligible compensation. Offering periods are generally 6 months long.

As of March 31, 2024, a total of 4,720,458 shares of the Company's common stock were available for future issuance under the ESPP.

The fair value of the ESPP offering during the three months ended March 31, 2024 was estimated at the start of the offering period using the Black-Scholes option-pricing model with the following assumptions: (i) expected term of 0.5 years, (ii) expected volatility of 61.91%, (iii) risk-free interest rate of 5.24% and (iv) expected dividend yield of 0%.

As of March 31, 2024, the total unrecognized compensation expense related to the ESPP was $0.4 million, which is expected to be amortized over the next 3 months.

Stock-Based Compensation Costs

The following table summarizes the stock-based compensation expense for (i) stock options and restricted stock units granted to employees and non-employee board members and (ii) ESPP shares that were purchased by employees that were recorded in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2024	2023
Technology and development	$2,592	$1,569
Selling and marketing	3,960	2,437
General and administrative	8,290	4,597
Total stock-based compensation expense	$14,842	$8,603

On November 6, 2023, the Company entered into a Transition Agreement with its previous Chief Financial Officer (Prior CFO). Pursuant to the terms of the Transition Agreement (including the receipt by the Company of a release from the Prior CFO), the Company agreed to modify its Prior CFO's outstanding stock options and restricted stock units to (i) accelerate vesting for nine months from the date of the termination of the Prior CFOs employment with the Company (the Separation Date), and (ii) extend the exercise period of his vested nonqualified stock options from ninety days to one year following the Separation Date. To receive these benefits, the Prior CFO had to remain employed through March 31, 2024. As a result of this modification, the Company recognized additional compensation expense of $1.3 million during the three months ended March 31, 2024.

Note 12. Net Loss per Share

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

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three months ended March 31, 2024 and 2023; accordingly, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders.

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

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(6,217)	$(3,683)
Net loss attributable to common stockholders - basic and diluted	$(6,217)	$(3,683)
Denominator:
Weighted average common shares outstanding - basic and diluted	123,143,343	109,787,528
Net loss per share attributable to common stockholders - basic and diluted	$(0.05)	$(0.03)

Outstanding potentially dilutive securities, which were excluded from the diluted net loss per share calculations because they would have been antidilutive were as follows as of the dates presented:

	Three Months Ended March 31,
	2024	2023
Unvested restricted stock units	6,809,244	4,690,048
Stock options to purchase common stock	7,366,719	11,534,245
	14,175,963	16,224,293

Note 13. Income Taxes

The Company’s provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period. The Company recorded an income tax expense of $1.6 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively. The income tax expense for the three months ended March 31, 2024 and 2023 was primarily attributable to activity in the Company's foreign subsidiaries and U.S. state taxes.

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

The Company’s management evaluates the realizability of the Company’s deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during the foreseeable future. As of March 31, 2024, the Company continues to maintain a full valuation allowance of the U.S. and United Kingdom net deferred tax assets.

Note 14. Commitments and Contingencies

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

As of March 31, 2024, the Company was not a party to any litigation the outcome of which, the Company believes, if determined adversely to it, would individually or in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows.

In the course of implementing geolocation data-based sanctions screening measures, the Company identified certain payments which, based on geolocation data, appear to have been initiated from Cuba, Iran, or Syria, in potential violation of applicable sanctions regimes. Although Flywire continues to evaluate whether these or other transactions constitute potential violations of OFAC sanctions (including whether certain of these payments may have been authorized by general licenses or license exemptions under the relevant sanctions regulations), in August 2023, Flywire made a voluntary submission to OFAC to report the potential violations, and in April 2024 filed a supplemental submission with OFAC. Based upon the results of the internal investigation completed to date, the Company does not believe that the amount of any loss incurred as a result of this matter would be material to its business, financial condition, results of operations or cash flows.

Indemnification

In the ordinary course of business, the Company agrees to indemnify certain partners and clients against third-party claims asserting infringement of certain intellectual property rights, data privacy breaches, damages caused to property or persons, or other liabilities relating to or arising from the Company’s payment platform or other contractual obligations. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any pending indemnification matters or claims, individually or in the aggregate, that are expected to have a material adverse effect on its financial position, results of operations, or cash flows and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements for the periods ended March 31, 2024 and December 31, 2023.

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

•
Rapid domestic and international payments volume growth. We have grown our total payment volume by approximately 23% period-over-period from $5.7 billion during the three months ended March 31, 2023 to $7.0 billion during the three months ended March 31, 2024.
•
Expanded global payments network. We have continued to add to the capabilities of our payment network by means of new local bank accounts and payment partners, and have expanded our global reach to over 240 countries and territories and more than 140 currencies.
•
Enjoyable and personalized user experience. Our net promoter score of 62 in fiscal year 2022 demonstrates a strong affinity among our clients for our platform.
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

As of March 31, 2024, we serve over 4,000 clients around the world. In education, we serve more than 2,850 institutions. In healthcare, we power more than 90 healthcare systems, including four of the top 10 healthcare systems in the United States ranked by hospital size as of December 31, 2023. In our newer payment verticals of travel and B2B payments, we have a growing portfolio of more than 1,000 clients as of March 31, 2024.

Our success in building our client base around the world and expanding utilization by our clients’ customers has allowed us to achieve significant scale. We enabled over $24.0 billion and approximately $7.0 billion in total payment volume during the year ended December 31, 2023 and three months ended March 31, 2024, respectively. We generated revenue of $403.1 million and $289.4 million for the years ended December 31, 2023 and 2022, respectively, and incurred net losses of $8.6 million and $39.3 million, respectively, for the same years. We generated revenue of $114.1 million and $94.4 million for the three months ended March 31, 2024 and 2023, respectively, and incurred net loss of $6.2 million and $3.7 million, respectively, for the same periods.

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

While we have experienced significant growth and increased demand for our solutions over recent periods, we may continue to incur losses in the short term and may not be able to achieve or maintain profitability in the future. Our marketing is focused on generating leads to develop our sales pipeline, building our brand and market awareness, scaling our network of partners and growing our business from our existing client base. We believe that these efforts will result in an increase in our client base, revenues, and improved margins in the long term. To manage any future growth effectively, we must continue to improve and expand our information technology (IT) and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. Additionally, we face intense competition in our markets, and to succeed, we need to innovate and offer solutions that are differentiated from legacy payment solutions. We must also effectively hire, retain, train, and motivate qualified personnel and senior management. There are also circumstances beyond our control which can materially impact our business that we need to respond to, including, but not limited to fluctuations in exchange rates. If we are unable to successfully address these challenges, our business, operating results, and prospects could be adversely affected.

We had approximately 1,235 full-time FlyMates as of March 31, 2024, compared to approximately 1,045 full-time FlyMates as of March 31, 2023, an increase of 18.2%.

2023 Follow-On Public Offering

On August 9, 2023, we entered into an Underwriting Agreement with Goldman Sachs & Co. LLC, as the Representative of the several Underwriters, in connection with the offer and sale of 8,000,000 shares of voting common stock, at a price to the public of $32.00 per share (the Primary Offering). In addition, pursuant to the terms of the Underwriting Agreement, we granted the underwriters an option to purchase up to 1,200,000 additional shares of common stock (the Option).

The Primary Offering closed on August 14, 2023 and on September 12, 2023, the Underwriters exercised the Option in part and purchased an additional 500,000 shares of voting common stock at a price to the public of $32.00 per share (the Public Offering). We received $260.1 million in net proceeds from the Public Offering, after deducting underwriting discounts and commissions of $10.9 million and other offering costs of $1.1 million.

Recent Acquisition

In November 2023, we acquired all of the issued and outstanding shares of StudyLink for an estimated total aggregate purchase price of approximately $35.5 million, consisting of approximately $32.8 million in cash consideration, net of cash acquired and up to approximately $2.7 million in contingent consideration. The contingent consideration represents additional payments that we may be required to make in the future dependent on the successful achievement of revenue, volume, cross-selling and engineering implementation milestones, a portion of which can be paid in the form of cash or shares of common stock, at our option, and is subject to exchange rate fluctuation adjustment between the U.S. Dollar and Australian Dollar. Additional payments in the form of shares of common stock will be made based on the continuing employment of a key employee; accordingly, the fair value of $2.4 million, approximately 84,000 shares of common stock, have been excluded from the purchase consideration. During the three months ended March 31, 2024, we expensed $0.3 million in stock based compensation associated with retention of the key employee. StudyLink is an Australian-based SaaS education company that provides platforms to education providers to support their student admissions systems and processes, including features such as eligibility assessment, offer generation, recruitment agent and commission management and acceptance processing. The acquisition of StudyLink was intended to accelerate our growth in the Australian higher education market and enhance our value proposition to payers, universities and agents in the higher education ecosystem. StudyLink contributed $2.1 million in platform revenue during the three months ended March 31, 2024.

Our Revenue Model

We generate revenue from transactions and from platform and other fees as described below.

Transaction revenue includes (i) fees earned from payment processing services provided to our clients. The fee is generally earned on each transaction through a rate applied to the total payment value of the transaction, which can vary based on the payment method, currency pairs being converted and the geographic region in which our clients and their customers reside. Payment processing services also include fixed fees per transaction, which generally relate to domestic payments processed. It also includes (ii) marketing fees from credit card service providers for marketing arrangements in which we perform certain marketing activities to increase the awareness of the credit card provider and promote certain methods of payments, which we consider to be ancillary to the payment processing solutions we provide to our clients.

Platform and other revenues primarily include (i) fees earned for the utilization of our platforms to optimize cash collections and student application processing, which include revenue earned from software subscription fees and usage-based fees, (ii) fees for the establishment of payment plans on our payment platform, (iii) fees related to printing, mailing, and other services which we consider to be ancillary to the solutions we provide to our clients, (iv) commissions from insurance providers when an end-user purchases an insurance policy, and (v) revenue from interest earned on funds held for customers in interest-bearing accounts. Platform and other revenues has been referred to as platform and usage-based fee revenue in prior filings.

Key Operating Metrics and Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States (GAAP), we use certain non-GAAP financial measures. The following table sets forth our key operating metrics and non-GAAP measures for the periods presented. All dollar amounts are rounded to the nearest million. As a result, certain amounts may not recalculate using the rounded amounts provided.

	Three Months Ended March 31,
(dollars in millions)	2024	2023
Total Payment Volume	$6,952.9	$5,667.9
Revenue	$114.1	$94.4
Revenue Less Ancillary Services	$110.2	$89.1
Gross Profit	$70.4	$58.3
Adjusted Gross Profit	$71.9	$59.9
Gross Margin	61.7%	61.8%
Adjusted Gross Margin	65.2%	67.2%
Net Loss	$(6.2)	$(3.7)
Adjusted EBITDA	$13.2	$7.0

For the three months ended March 31, 2024, transaction revenue and platform and other revenues represented 83.4% and 16.6% of our revenue, respectively. For the three months ended March 31, 2024, transaction revenue and platform and other revenues represented 86.1% and 13.9% of our total revenue less ancillary services, respectively.

For the three months ended March 31, 2023, transaction revenue and platform and other revenues represented 80.8% and 19.2% of our revenue, respectively. For the three months ended March 31, 2023, transaction revenue and platform and other revenues represented 85.2% and 14.8% of our total revenue less ancillary services, respectively.

For the three months ended March 31, 2024, our total payment volume was approximately $7.0 billion, consisting of $5.0 billion of total payment volume from transactions included in transaction revenue, and $2.0 billion of total payment volume from transactions included in platform and other revenues.

For the three months ended March 31, 2023, our total payment volume was approximately $5.7 billion, consisting of $3.8 billion of total payment volume from transactions included in transaction revenue, and $1.9 billion of total payment volume from transactions included in platform and other revenues.

Total Payment Volume

To grow revenue from clients we must facilitate the use of our payment platform by our clients to process the amounts paid to them by their customers. The more our clients use our platform and rely upon our features to automate their payments, the more payment volume is processed on our solution. This metric provides an important indication of the value of the transactions that our clients’ customers are completing on our payment platform and is an indicator of our ability to generate revenue from our clients. We define total payment volume as the total amount paid to our clients on our payments platforms in a given period.

Revenue Less Ancillary Services, Revenue Less Ancillary Services at Constant Currency, Adjusted Gross Profit, Adjusted Gross Margin, EBITDA, Adjusted EBITDA and Non-GAAP Operating Expenses

We use non-GAAP financial measures to supplement financial information presented on a GAAP basis. We believe that excluding certain items from our GAAP results allows management to better understand our consolidated financial performance from period to period and better project our future consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP financial measures provide our stakeholders with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period to period comparisons. There are limitations to the use of the non-GAAP financial measures presented here. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

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
•
EBITDA - EBITDA represents our consolidated net loss in accordance with GAAP adjusted to include (i) interest expense, (ii) interest income, (iii) provision for income taxes and (iv) depreciation and amortization.
•
Adjusted EBITDA - Adjusted EBITDA represents EBITDA further adjusted by excluding (i) stock-based compensation expense and related payroll taxes, (ii) the impact from the change in fair value measurement for contingent consideration associated with acquisitions, (iii) gain (loss) from the remeasurement of foreign currency, (iv) indirect taxes related to intercompany activity, (v) acquisition related transaction costs, if applicable and (vi) employee retention costs, such as incentive compensation, associated with acquisition activities. Management believes that the exclusion of these amounts to calculate Adjusted EBITDA provides useful measures for period-to-period comparisons of our business.
•
Non-GAAP Operating Expenses - Non-GAAP Operating Expenses represents GAAP Operating Expenses adjusted by excluding (i) stock-based compensation expense and related payroll taxes, (ii) depreciation and amortization, (iii) acquisition related transaction costs, if applicable, (iv) employee retention costs, such as incentive compensation, associated with acquisition activities and (v) the impact from the change in fair value measurement for contingent consideration associated with acquisitions.

These non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for revenue, gross margin or net loss prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of Revenue Less Ancillary Services, Adjusted Gross Profit, Adjusted Gross Margin, Revenue Less Ancillary Services at Constant Currency, EBITDA, Adjusted EBITDA and Non-GAAP Operating Expenses to the most directly comparable GAAP financial measure are presented below. We encourage you to review these reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items.

Reconciliations of Non-GAAP Financial Measures

The tables below provide reconciliations of Revenue Less Ancillary Services, Adjusted Gross Profit, Adjusted Gross Margin, Revenue Less Ancillary Services at Constant Currency, EBITDA, Adjusted EBITDA and Non-GAAP Operating Expenses to the most comparable GAAP figure on a consolidated basis for the periods presented. All dollar amounts are rounded to the nearest million. As a result, certain amounts may not recalculate using the rounded amounts provided.

Revenue Less Ancillary Services, Adjusted Gross Profit and Adjusted Gross Margin:

	Three Months Ended March 31,
(dollars in millions)	2024	2023
Revenue	$114.1	$94.4
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	(3.6)	(4.9)
Marketing fees	(0.3)	(0.4)
Revenue Less Ancillary Services	$110.2	$89.1
Payment processing services costs	41.7	33.9
Hosting and amortization costs within technology and development expenses	2.0	2.2
Cost of Revenue	$43.7	$36.1
Adjusted to:
Exclude printing and mailing costs	(3.6)	(4.9)
Offset marketing fees against related costs	(0.3)	(0.4)
Exclude depreciation and amortization	(1.5)	(1.6)
Adjusted Cost of Revenue	$38.3	$29.2
Gross Profit	$70.4	$58.3
Gross Margin	61.7%	61.8%
Adjusted Gross Profit	$71.9	$59.9
Adjusted Gross Margin	65.2%	67.2%

(dollars in millions)	Transaction	Platform and Other Revenues	Three Months Ended March 31, 2024
Revenue	$95.2	$18.9	$114.1
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(3.6)	(3.6)
Marketing fees	(0.3)	—	(0.3)
Revenue Less Ancillary Services	$94.9	$15.3	$110.2
Percentage of Revenue	83.4%	16.6%	100.0%
Percentage of Revenue Less Ancillary Services	86.1%	13.9%	100.0%

(dollars in millions)	Transaction	Platform and Other Revenues	Three Months Ended March 31, 2023
Revenue	$76.3	$18.1	$94.4
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(4.9)	(4.9)
Marketing fees	(0.4)	—	(0.4)
Revenue Less Ancillary Services	$75.9	$13.2	$89.1
Percentage of Revenue	80.8%	19.2%	100.0%
Percentage of Revenue Less Ancillary Services	85.2%	14.8%	100.0%

Revenue Less Ancillary Services at Constant Currency:

	Three Months Ended March 31,		Growth Rate
(dollars in millions)	2024	2023
Revenue	$114.1	$94.4	20.9%
Ancillary services	(3.9)	(5.3)
Revenue Less Ancillary Services	110.2	89.1	23.7%
Effects of foreign currency rate fluctuations	$(0.2)	—
Revenue Less Ancillary Services at constant currency	$110.0	$89.1	23.5%

EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
(in millions)	2024	2023
Net loss	$(6.2)	$(3.7)
Interest expense	0.1	0.1
Interest income	(5.9)	(1.9)
Provision for income taxes	1.6	0.4
Depreciation and amortization	4.5	3.8
EBITDA	(5.9)	(1.3)
Stock-based compensation expense and related taxes	15.1	9.0
Change in fair value of contingent consideration	(0.5)	0.4
Loss (gain) from remeasurement of foreign currency	4.4	(1.5)
Indirect taxes related to intercompany activity	0.1	0.1
Acquisition related employee retention costs (1)	—	0.3
Adjusted EBITDA	$13.2	$7.0

(1)
Acquisition related employee retention costs consisted of costs incurred to retain and compensate WPM’s employees in connection with integration of the business.

Reconciliation of GAAP Operating Expenses to Non-GAAP Operating Expenses:

	Three Months Ended March 31,
(in millions)	2024	2023
GAAP Technology and development	$16.7	$14.5
(-) Stock-based compensation expense and related taxes	(2.6)	(1.6)
(-) Depreciation and amortization	(1.9)	(1.7)
(-) Acquisition related employee retention costs	—	(0.1)
Non-GAAP Technology and development	$12.2	$11.1

GAAP Selling and marketing	$30.1	$24.4
(-) Stock-based compensation expense and related taxes	(4.1)	(2.6)
(-) Depreciation and amortization	(1.9)	(1.3)
(-) Acquisition related employee retention costs	—	(0.2)
Non-GAAP Selling and marketing	$24.1	$20.3

GAAP General and administrative	$31.6	$28.1
(-) Stock-based compensation expense and related taxes	(8.4)	(4.8)
(-) Depreciation and amortization	(0.7)	(0.7)
(-) Change in fair value of contingent consideration	0.5	(0.4)
Non-GAAP General and administrative	$23.0	$22.2

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

Mix of Business on Our Platform

Our revenue is affected by several factors, including the amount of payment volume processed by us on behalf of our clients, the industry in which our clients operate, the currency in which payments are made and received, the method of payment and the number of payment plans initiated by our clients’ customers. For example, we recognize more transaction revenue as our clients engage in cross border payment flows which may increase or decrease depending on the industry in which our clients operate. We may experience shifts in the type of revenue we earn (transaction revenue or platform and other revenues) depending on the nature of the activity of our clients and our clients’ customers on our platform.

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

Economic Conditions and Resulting Consumer Spending Trends

Changes in macro-level consumer spending for education, healthcare and travel trends, including as a result of inflation or fluctuations in foreign exchange rates could affect the amounts of volumes processed on our platform, thus resulting in fluctuations to our revenue streams.

Impact of Inflation

Inflation did not have a material effect on our cash flows and results of operations during the three months ended March 31, 2024.

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

Components of Results of Operations

Revenue

We generate revenue from transactions and from platform and other fees as described under “Our Revenue Model”.

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

Interest Expense

Interest expense consists of interest on our 2024 Revolving Credit Facility and 2021 Revolving Credit Facility. In addition, interest expense consists of amortization of debt issuance costs and unused commitment fees related to our 2024 Revolving Credit Facility and 2021 Revolving Credit Facility.

On February 23, 2024, we entered into our 2024 Revolving Credit Facility for a total commitment of $125.0 million. The 2024 Revolving Credit Facility replaced the 2021 Revolving Credit Facility of $50.0 million entered into in July 2021, under which $50.0 million was available to Flywire as of December 31, 2023. As of March 31, 2024 and 2023, there was no outstanding indebtedness under the 2024 Revolving Credit Facility or 2021 Revolving Credit Facility.

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

Results of Operations

Comparison of results for the three months ended March 31, 2024 and 2023

All dollar amounts in the tables below are rounded to the nearest million. As a result, certain amounts may not recalculate using the rounded amounts provided.

The following table sets forth our consolidated results of operations for periods presented:

	Three Months Ended March 31,
(dollars in millions)	2024	2023	$ Change	% Change
Revenue	$114.1	$94.4	$19.7	20.9%
Payment processing services costs	41.7	33.9	$7.8	23.0%
Technology and development	16.7	14.5	$2.2	15.2%
Selling and marketing	30.1	24.4	$5.7	23.4%
General and administrative	31.6	28.1	$3.5	12.5%
Total costs and operating expenses	120.1	100.9	$19.2	19.0%
Loss from operations	(6.0)	(6.6)	$0.6	(9.1)%
Interest expense	(0.1)	(0.1)	$—	—
Interest income	5.9	1.9	$4.0	210.5%
(Loss) gain from remeasurement of foreign currency	(4.4)	1.5	$(5.9)	(393.3)%
Total other income (expense), net	1.4	3.3	$(1.9)	(57.6)%
Loss before provision for income taxes	(4.6)	(3.3)	$(1.3)	39.4%
Provision for income taxes	1.6	0.4	$1.2	300.0%
Net loss	(6.2)	(3.7)	$(2.5)	67.6%
Foreign currency translation adjustment	(1.4)	(0.4)	$(1.0)	250.0%
Comprehensive loss	$(7.6)	$(4.1)	$(3.5)	85.4%

Revenue

Revenue was $114.1 million for the three months ended March 31, 2024, compared to $94.4 million for the three months ended March 31, 2023, an increase of $19.7 million or 20.9%. Revenue is comprised of transaction revenue and platform and other revenues as follows:

	Three Months Ended March 31,
(dollars in millions)	2024	2023	$ Change	% Change
Transaction revenue	$95.2	$76.3	$18.9	24.8%
Platform and other revenues	18.9	18.1	0.8	4.4%
Revenue	$114.1	$94.4	$19.7	20.9%

Transaction revenue was $95.2 million for the three months ended March 31, 2024, compared to $76.3 million for the three months ended March 31, 2023, an increase of $18.9 million or 24.8%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes, from both our existing clients and new clients added during the three months ended March 31, 2024. We experienced strong growth in payment volume across all regions and verticals during the period. Total payment volume increased approximately 23% during the three months ended March 31, 2024 to $7.0 billion.

Platform and other revenues were $18.9 million for the three months ended March 31, 2024, compared to $18.1 million for the three months ended March 31, 2023, an increase of $0.8 million or 4.4%. The increase in platform and other revenues was driven by the StudyLink acquisition, revenue from interest earned on funds held for customers in interest-bearing accounts and increase in platform products, offset by a decrease in revenue for printing and mailing and insurance products.

Payment Processing Services Costs

Payment processing services costs were $41.7 million for the three months ended March 31, 2024, compared to $33.9 million for the three months ended March 31, 2023, an increase of $7.8 million or 23.0%. The increase in payment processing services costs is correlated with the increase in total payment volume of 23% over the same period as well as increased use of credit cards, which have higher processing costs.

Technology and Development

Technology and development expenses were $16.7 million for the three months ended March 31, 2024, compared to $14.5 million for the three months ended March 31, 2023, an increase of $2.2 million or 15.2%. The increase in technology and development cost was primarily driven by an increase in personnel costs and stock-based compensation expense. Personnel costs were $10.4 million for the three months ended March 31, 2024 compared to $9.3 million for the three months ended March 31, 2023, an increase of $1.1 million or 11.8%.The increase in personnel costs was primarily driven by an increase in headcount within our technology and development teams. Stock-based compensation expense was $2.6 million for the three months ended March 31, 2024, compared to $1.6 million for the three months ended March 31, 2023, an increase of $1.0 million or 62.5%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates.

Selling and Marketing

Selling and marketing expenses were $30.1 million for the three months ended March 31, 2024, compared to $24.4 million for the three months ended March 31, 2023, an increase of $5.7 million or 23.4%. The increase in selling and marketing expenses was primarily driven by an increase in personnel costs, stock-based compensation, amortization expense and marketing costs. Personnel costs were $16.3 million for the three months ended March 31, 2024, compared to $13.6 million for the three months ended March 31, 2023, an increase of $2.7 million or 19.9%. The increase in personnel costs was primarily driven by an increase in headcount within our selling and marketing teams and commissions earned on sales during the period. Stock-based compensation was $4.0 million for the three months ended March 31, 2024, compared to $2.4 million for the three months ended March 31, 2023, an increase of $1.6 million or 66.7%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates. Amortization of intangibles was $1.9 million for the three months ended March 31, 2024, compared to $1.2 million for the three months ended March 31, 2023, an increase of $0.7 million or 58.3%. The increase in amortization expense was due to acquired customer relationships related to the StudyLink acquisition. Marketing costs were $1.7 million for the three months ended March 31, 2024, compared to $1.2 million for the three months ended March 31, 2023, an increase of $0.5 million or 41.7%. The increase in marketing costs was due to an increase in marketing initiatives and hosted events.

General and Administrative

General and administrative expenses were $31.6 million for the three months ended March 31, 2024, compared to $28.1 million for the three months ended March 31, 2023, an increase of $3.5 million or 12.5%.The increase in general and administrative expenses was primarily driven by an increase in stock-based compensation and personnel costs, offset by a decrease in other costs, change in the fair value of contingent consideration and professional fees. Stock-based compensation was $8.3 million for the three months ended March 31, 2024, compared to $4.6 million for the three months ended March 31, 2023, an increase of $3.7 million or 80.4%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates. Personnel costs were $13.2 million for the three months ended March 31, 2024, compared to $10.6 million for the three months ended March 31, 2023, an increase of $2.6 million or 24.5%. The increase in personnel costs was primarily driven by an increase in headcount. Other costs were $1.3 million for the three months ended March 31, 2024, compared to $2.7 million for the three months ended March 31, 2023, a decrease of $1.4 million or 51.9%. The decrease in other costs was primarily due to hedging losses recorded during the first quarter of 2023. Change in the fair value of contingent consideration was $(0.5) million for the three months ended March 31, 2024, compared to $0.4 million for the three months ended March 31, 2023, a decrease of $0.9 million or 225.0%. The decrease in contingent consideration was due to an adjustment made to the fair value of contingent consideration related to the StudyLink acquisition. Professional fees were $3.9 million for the three months ended March 31, 2024, compared to $4.7 million for the three months ended March 31, 2023, a decrease of $0.8 million or 17.0%. The decrease in professional fees was primarily due to a decrease in legal, consulting and audit fees during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Interest Expense

Interest expense was $0.1 million for both the three months ended March 31, 2024 and 2023. As of March 31, 2024 and 2023, there was no outstanding indebtedness under the 2024 Revolving Credit Facility or 2021 Revolving Credit Facility. Interest expense consists primarily of amortization of debt issuance costs and unused commitment fees related to our 2024 Revolving Credit Facility and 2021 Revolving Credit Facility.

Interest Income

Interest income was $5.9 million for the three months ended March 31, 2024 compared to $1.9 million for the three months ended March 31, 2023, an increase of $4.0 million or 210.5%. The increase in interest income was due to our investment in interest bearing accounts, an increase in our cash balance compared to the first quarter of 2023, and an increase in yield earned from our investment in money market funds as interest rates increased during the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

(Loss) gain from Remeasurement of Foreign Currency

(Loss) gain from remeasurement of foreign currency was $(4.4) million for the three months ended March 31, 2024, compared to $1.5 million for the three months ended March 31, 2023, a decrease of $5.9 million or 393.3%. The decrease was primarily the result of the remeasurement of foreign currency transactions into the British pound sterling and impact of fluctuations in exchange rates during respective remeasurement periods.

Provision for Income Taxes

Provision for income taxes was $1.6 million during the three months ended March 31, 2024, compared to $0.4 million during the three months ended March 31, 2023, an increase of $1.2 million or 300.0%. The income tax provision for the three months ended March 31, 2024 and 2023 was primarily attributable to activity in our foreign subsidiaries and U.S. state taxes. Our effective tax rate was (35.1)% for the three months ended March 31, 2024 compared to (12.5)% for the three months ended March 31, 2023.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through proceeds received from sales of equity securities, credit facilities and payments received from our clients as further detailed below.

As of March 31, 2024, our principal source of liquidity is cash and cash equivalents of $619.0 million. Cash equivalents is comprised primarily of money market funds and bank deposits.

On February 23, 2024, we entered into our 2024 Revolving Credit Facility for a total commitment of $125.0 million, which replaced the Revolving Credit Facility of $50.0 that was in effect as of December 31, 2023.

On August 14, 2023 and September 12, 2023, we completed our follow-on public offering which resulted in aggregate net proceeds of $260.1 million, after underwriting discounts and commissions of $10.9 million and other issuance costs of $1.1 million.

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

Cash Flows

The following table sets forth a summary of our cash flow information for the periods presented:

	Three Months Ended March 31,
(in millions)	2024	2023
Net cash used in operating activities	$(38.1)	$(20.8)
Net cash used in investing activities	(1.5)	(1.8)
Net cash provided by financing activities	2.2	1.8
Effect of exchange rate changes on cash and cash equivalents	1.8	(1.2)
Net decrease in cash, cash equivalents and restricted cash.	$(35.6)	$(22.1)

Operating Activities

Net cash used in operating activities consists of net loss adjusted for certain non-cash items and changes in other assets and liabilities.

During the three months ended March 31, 2024, cash used in operating activities of $38.1 million was primarily the result of net loss of $6.2 million adjusted for non-cash expenses of $18.3 million, which primarily include stock-based compensation expenses of $14.8 million and depreciation and amortization of $4.3 million, offset by changes in our operating assets and liabilities of $50.2 million.

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

Investing Activities

During the three months ended March 31, 2024, cash used in investing activities of $1.5 million was the result of approximately $1.3 million of capitalization of internally developed software and approximately $0.3 million of purchase of property and equipment.

During the three months ended March 31, 2023, cash used in investing activities of $1.8 million was the result of the $1.4 million of capitalization of internally developed software and over $0.4 million of purchase of property and equipment.

Financing Activities

During the three months ended March 31, 2024, cash provided by financing activities of $2.2 million was the result of proceeds from exercise of stock options of $1.6 million, proceeds from issuance of stock under the ESPP of $1.4 million, offset by payments of debt issuance costs of $0.8 million.

During the three months ended March 31, 2023, cash provided by financing activities of $1.8 million was the result of proceeds from exercise of stock options of $2.1 million, proceeds from issuance of stock under the ESPP of $0.9 million, offset by payments for contingent consideration of $1.2 million related to our acquisition of Cohort Go.

As of March 31, 2024 and 2023, there was no outstanding indebtedness under the 2024 Revolving Credit Facility and the 2021 Revolving Credit Facility.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and estimates described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Interest Rate Risk

We are exposed to interest rate risk relating to our cash and cash equivalents. We hold cash in both non-interest and interest-bearing bank accounts. Our corporate investment portfolio consists primarily of money market funds, which are AAA-rated and comprised of liquid, high quality debt securities issued by the U.S. government. An immediate 10% increase or decrease in interest rates would not have a material effect on our financial position, resulting of operations or cash flows.

We are also exposed to interest rate risk related to our 2024 Revolving Credit Facility. Our 2024 Revolving Credit Facility consists of ABR borrowings or Term SOFR borrowings, at our option.

ABR borrowings bear interest at the ABR plus the applicable rate. Term SOFR borrowings bear interest at the Adjusted Term SOFR for the interest period plus the applicable rate. The ABR rate is based on the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 1/2 of 1%, or (c) the Adjusted Term SOFR for a one-month interest period, plus 1%. The Adjusted Term SOFR is equal to the sum of (a) Term SOFR for such interest period, plus (b) the SOFR adjustment of 0.10%. The applicable rate is based upon our consolidated total net leverage ratio as of the most recent consolidated financial information and ranges from 1.0% to 2.5%. The 2024 Revolving Credit Facility incurs a commitment fee ranging from 0.25% to 0.35% based upon our consolidated total net leverage ratio as of the most recent consolidated financial information assessed on the average available commitment.

As of March 31, 2024 and December 31, 2023, there was no outstanding indebtedness under the 2024 Revolving Credit Facility and 2021 Revolving Credit Facility.

An immediate 10% increase or decrease in interest rates would not have a material effect on our financial position, results of operations or cash flows.

Information provided by the sensitivity analysis does not necessarily represent the actual changes that would occur under normal market conditions.

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

Our cash flows and operating results may also be impacted by fluctuations in foreign currency exchange rates between the U.S. Dollar and various currencies, in particular the British Pound. The value of our revenue and profits in local currencies may be worth more or less in U.S. Dollars due to a strengthening or weakening, respectively, of those currencies against the U.S. Dollar. For example, as the U.S. Dollar weakened against several currencies, including the British Pound, relative to the same quarter in the prior year, these foreign exchange impacts increased our reported revenue in U.S. Dollars by approximately $0.2 million compared to the quarter ended March 31, 2023 on a constant currency basis.

Fluctuations in foreign currency exchange rates may also impact the value of assets and liabilities denominated in currencies other than the functional currencies of our entities. Our reporting currency and the functional currency of our subsidiaries, with the exception of our U.K. and Australian subsidiaries, is the U.S. Dollar. The functional currency for our U.K. and Australian subsidiaries is the local currency, or British Pound and Australian Dollar, respectively. Financial statements of our foreign subsidiaries are translated from local currency into U.S. Dollars using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates in effect during the period for revenue and expenses. Resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) in our condensed consolidated balance sheets. Gains and losses from the remeasurement of foreign currencies into functional currencies are recognized in the condensed consolidated statements of operations and comprehensive loss. A potential change in foreign exchange rates of 10% from such remeasurement would have impacted loss before income taxes by approximately $15.6 million and $19.9 million at March 31, 2024 and December 31, 2023, respectively.

Inflation Risk

Inflation did not have a material effect on our cash flows and results of operations during the three months ended March 31, 2024. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increase in prices of our product offerings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial and Accounting Officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a- 15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the course of implementing geolocation data-based sanctions screening measures, we identified certain payments which, based on geolocation data, appear to have been initiated from Cuba, Iran, or Syria, in potential violation of applicable sanctions regimes. Although Flywire continues to evaluate whether these or other transactions constitute potential violations of the U.S. Department of the Treasury’s Office of Foreign Assets Controls (OFAC) sanctions (including whether certain of these payments may have been authorized by general licenses or license exemptions under the relevant sanctions regulations), in August 2023, Flywire made a voluntary submission to OFAC to report the potential violations, and in April 2024 furnished a supplemental submission to OFAC. Based upon the results of the internal investigation completed to date, we do not believe that the amount of any loss incurred as a result of this matter would be material to our business, financial condition, results of operations or cash flows.

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

•
We are subject to governmental laws and requirements regarding economic and trade sanctions, AML, CFT and those applicable to a money service business (MSB).
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

We were incorporated in 2009 and although we have generated net income in prior periods, we incurred a net loss in the year ended December 31, 2023, have incurred net losses in the past, and may continue to incur net losses in the future. We generated net losses of $8.6 million and $39.3 million for the years ended December 31, 2023 and 2022, respectively, and $6.2 million during the three months ended March 31, 2024. In addition, as of March 31, 2024, we had an accumulated deficit of $180.0 million. We have experienced significant revenue growth in recent periods and we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our solutions, including introducing new functionality, and to expand our marketing programs and sales teams to drive new client adoption, expand strategic partner integrations, and support international and industry expansion. Our operating results are also impacted by the mix of our revenue generated from our different revenue sources, which include transaction revenue and platform and other fee revenue. Changes in our revenue mix from quarter to quarter, including those derived from cross-border or domestic currency transactions, will impact our margins, and we may not be able to grow our gross margin adequately to achieve or sustain profitability. In addition, the mix of payment methods utilized by our clients’ customers may have an impact on our margins given that our costs associated with certain payment methods, such as credit cards, are higher than other payment methods accepted by our solutions, such as bank transfers. Due to the cross-border nature of much of our business, fluctuations in foreign currency exchange rates, slowdowns in international mobility and other regional considerations may affect our operating results. We will also face increased compliance and security costs associated with growth, the expansion of our client base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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

Our operating results, and key metrics, may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our past results should not be relied on as an indication of our future performance. If our operating results or key metrics fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock could decline substantially.

Our operating results have varied in the past and are expected to continue to do so in the future. In addition to other risk factors listed in this section titled “Risk Factors”, factors that may affect our quarterly operating results, business and financial condition include the following:

•
demand for our solutions and the number, volume and timing of payments processed;
•
timing of tuition payments;
•
government restrictions or related limitations on the issuances of visas;
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

A majority of the total payment volume we have historically processed is cross-border payments denominated in many foreign currencies, which subjects us to foreign currency risk. The strengthening or weakening of the U.S. dollar versus these foreign currencies impacts the translation of our net revenues generated in these foreign currencies into the U.S. dollar. For example, as the U.S. Dollar weakened against several currencies, including the British Pound, relative to the same quarter in the prior year, these foreign exchange impacts increased our reported revenue in U.S. Dollars by approximately $0.2 million compared to the quarter ended March 31, 2023 on a constant currency basis. In connection with providing our solutions in multiple currencies, we may face financial exposure if we are unable to implement appropriate hedging strategies, negotiate beneficial foreign exchange rates, or as a result of fluctuations in foreign exchange rates between the times that we set them. We also have foreign exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. We also incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of our expenses being higher which may not be offset by additional revenue earned in the local currency. This could have a negative impact on our reported results of operations.

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

International cross-border transaction revenue represents a significant part of our revenue; international regulations and restrictions that inhibit cross-border travel and relocation of international students, as well as ongoing political friction between China and the U.S. that have slowed the growth of Chinese students studying in the U.S. and may have resulted in changes in Chinese student education destinations, have had and may continue to have an impact on our revenue growth. More recently, the Canadian government announced it will set a cap on international student permit applications for the years 2024 and 2025, motivated in part by housing shortages. Australia has also recently delayed the processing of international student visas. This could adversely impact our business, operating results, and financial condition.

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

For example, on February 24, 2022, Russian military forces invaded Ukraine, and continued conflict and disruption in the region is likely, and on October 7, 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. On October 8, 2023, Israel formally declared war on Hamas, and thereafter commenced military operations against Hamas in Gaza and the armed conflict is ongoing as of the date of this filing, with Israel and Iran recently exchanging missile attacks. Although the length, impact and outcome of the ongoing conflicts in Ukraine and Israel are highly unpredictable, these conflicts could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as an increase in cyberattacks and espionage.

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

On October 7, 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. On October 8, 2023, Israel formally declared war on Hamas, and thereafter commenced military operations against Hamas in Gaza and the armed conflict is ongoing as of the date of this filing, and has resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Moreover, the clash between Israel and Hezbollah in Lebanon, and the drone attacks by Iran on Israel and Israel’s military response, may escalate in the future into a greater regional conflict.

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

For the year ended December 31, 2023, we processed over $24.0 billion in payments on our solutions, compared to approximately $18.1 billion for the year ended December 31, 2022. For the three months ended March 31, 2024, we processed approximately $7.0 billion in payments on our solutions. We have grown rapidly and seek to continue to grow, and our business is subject to the risk of financial losses as a result of chargebacks for client-related losses, credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors in our solutions. As a provider of accounts receivable and other payment solutions, we enable the transfer of funds to our clients from their customers. Software errors in our solutions, including as a result of ordinary course updates to our software and systems, and operational errors by our FlyMates and business partners may also expose us to losses. In our business model, subject to certain exceptions, we function as a merchant of record in connection with the receipt of payments by our clients’ customers, which subjects us to chargeback risk in the event a client’s customer cancels or otherwise does not receive the services for which such customer paid. Although our client contracts allow us to pass such chargeback risk to our client, if a client has gone out of business, we are unable to collect on the chargeback and will bear the economic loss, which can negatively impact our business.

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

In February 2024, Change Healthcare (a part of UnitedHealth Group (UHG)) reported that it had been subject to a cyberattack, which resulted in electronic payments and medical claims not being processed by UHG through its claims clearinghouse. UHG has reported that medical claims processed through its systems are now flowing at more than 85% of pre-incident levels as its systems come back online or providers switch to other methods of submission. However, adverse effects of the cyberattack will continue to impact businesses involved in patient payments – including Flywire. Any continuation of these or other impacts caused by such cyberattacks may negatively affect our financial position, results of operations and cash flows.

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

We are required to comply with Mastercard, American Express, and Visa payment card network operating rules and the rules of other regional card (such as China UnionPay or Japan Credit Bureau (JCB)) or payment providers, in connection with our solutions. We have agreed to reimburse our merchant acquirers for any fines they are assessed by payment card networks as a result of any rule violations by us. We may also be directly liable to the payment card networks for rule violations. The payment card networks set and interpret the card operating rules. The payment card networks could adopt new operating rules or interpret or reinterpret existing rules that we or our processors might find difficult or even impossible to follow, or costly to implement. For example, the card networks could adopt new rules or reinterpret existing rules to substantially modify how we offer credit card payment methods to our clients, or impose new fees or costs (including demanding a cash reserve from Flywire) that could negatively impact our margins. Card networks also could modify security or fraud detection methodologies that could have a downstream impact on our business, and force us to change our solutions, payment experience or security protocols, which may increase our operating costs. We also may seek to introduce other card-related solutions in the future, which would entail additional operating rules. As a result of any violations of rules, new rules being implemented, or increased fees, we could lose our ability to offer certain cards as a payment method to our clients’ customers, or such payments could become prohibitively expensive for us or for our clients. Additionally, from time to time, card networks, including Visa and Mastercard, increase the fees that they charge processors. We could attempt to pass these increases along to our clients and their customers, but this strategy might result in the loss of clients to our competitors who do not pass along the increases. If competitive practices prevent us from passing along the higher fees to our clients and their customers in the future, we may have to absorb all or a portion of such increases, which may increase our operating costs and reduce our profit margins. If we are unable to offer credit cards as a payment method to our clients’ customers, our business would be adversely affected.

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

Our success and future growth depend upon the continued services of our management team and other key employees. Our Chief Executive Officer, Michael Massaro, and our President and Chief Operating Officer, Rob Orgel, are critical to our overall management, as well as the continued development of our solutions, strategic partnerships, culture, relationships with financial institutions, and strategic direction. From time to time, there may be changes in our management team resulting from the hiring or departure of executives and key employees, which could disrupt our business. Our senior management and key employees are employed on an at-will basis. We appointed Cosmin Pitigoi as our new Chief Financial Officer effective March 2024. This or other changes in our senior management may be disruptive to our business, and, if we are unable to manage an orderly transition, our business may be adversely affected. We currently have “key person” insurance on our Chief Executive Officer, Michael Massaro, but not for any other members of our management team. Certain of our key employees have been with us for a long period of time and have fully vested stock options or other long-term equity incentives that are or may become valuable and are publicly tradable subject to Rule 144 limitations, which may reduce the incentive for each of these key employees to remain at our Company. We cannot ensure that we will be able to retain the services of any members of our senior management or other key employees or that we would be able to timely replace members of our senior management or other key employees should any of them depart. The loss of our Chief Executive Officer, or our President and Chief Operating Officer, or one or more of our senior management, or other key employees could harm our business, and we may not be able to find adequate replacements.

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

The local, state, and federal laws, rules, regulations, licensing schemes, and industry standards in the United States and other jurisdictions in which we operate that govern our business include, or may in the future include, those relating to consumer finance and consumer protection, cross-border and domestic money transmission, foreign exchange, payments services (such as money transmission, payment processing, and settlement services), AML and CFT, escheatment, international sanctions regimes, and compliance with the PCI DSS. These laws, rules, regulations, licensing schemes, and standards are enforced by multiple authorities and governing bodies in the United States, including the Department of the Treasury, the Federal Deposit Insurance Corporation, the SEC, Consumer Financial Protection Bureau (CFPB), the Federal Trade Commission, self-regulatory organizations, and numerous state and local regulators and law enforcement agencies. Our clients also have their own regulatory obligations, and they expect our solutions to comply with the regulatory requirements that are applicable to their businesses. For additional discussion about the regulatory environment that we and our clients operate in, please see "Business–Regulation and Industry Standards" in our Annual Report on Form 10-K for the year ended December 31, 2023. As we expand into new jurisdictions, the number of foreign laws, rules, regulations, licensing schemes, and standards governing our business will expand as well. In addition, as our business and solutions continue to develop and expand, we may become subject to additional laws, rules, regulations, licensing schemes, and standards. We may not always be able to accurately predict the scope or applicability of certain laws, rules, regulations, licensing schemes, or standards to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.

Certain of our subsidiaries are registered with the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (FinCEN). Our subsidiary Flywire Global Corp. has obtained licenses to operate as a money transmitter (or the statutory equivalent) in 43 U.S. jurisdictions, and is in the process of applying for a license in, to the best of our knowledge, all U.S. states and territories where such licensure or registration is required in order to be able to offer additional business lines in the future. As a licensed money transmitter, we are (and in the states where we are awaiting licensure, will be) subject to obligations and restrictions with respect to the investment of client funds, reporting requirements, bonding requirements, minimum capital requirements, and inspection by state regulatory agencies concerning various aspects of our business. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our solutions are considered money transmission, are matters of regulatory interpretation and could change over time. In addition, there are substantial costs involved in maintaining and renewing our licenses, certifications, and approvals, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, AML, CFT, capitalization, corporate governance, or other requirements of such licenses.

If we fail to predict how a U.S. law or regulation or a law or regulation from another jurisdiction in which we operate will be applied to us, we could be subject to additional licensure requirements and/or administrative enforcement actions.

This could also require changes to the manner in which we conduct some aspects of our business or potential product changes, and require us to pay fines, penalties, or compensation to clients for past non-compliance. At the federal level, we are registered as a MSB with FinCEN. For additional discussion of the requirements of our MSB registration, please see "Business – Regulation and Industry Standards" in our Annual Report on Form 10-K for the year ended December 31, 2023. At the state level, we rely on various exemptions from state money transmitter licensing requirements, and regulators may find that we have violated applicable laws or regulations because we are not licensed or registered as a money transmitter in all of the U.S. jurisdictions we service. We believe, based on our business model, that we have valid exemptions from licensure under various state money transmission laws, either expressly as a payment processor or agent of the payee, or pursuant to common law as an agent of the payee. While we believe we have defensible arguments in support of our positions under the state money transmission statutes, we have not expressly obtained confirmation of such positions from the state banking departments who administer the state money transmission statutes. It is possible that certain state banking departments may determine that our activities are not exempt. Any determination that we are in fact required to be licensed under the money transmission statute of a state where we are not yet licensed may require substantial expenditures of time and money to remediate and could lead to liability in the nature of penalties or fines, costs, legal fees, reputational damage or other negative consequences. We could be required to cease operations in some or all of the U.S. jurisdictions we service and where we are not yet licensed, which determination would have a materially adverse effect on our business, including our financial condition, operating results, and reputation. In the past, certain competitors have been found to violate laws and regulations related to money transmission, and they have been subject to fines and other penalties by regulatory authorities.

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

We are currently required to comply with U.S. economic and trade sanctions administered OFAC and we have processes in place to comply with the OFAC regulations as well as similar requirements in the foreign jurisdictions in which we already operate. As part of our compliance efforts, we scan our clients and their customers against watch lists promulgated by OFAC and certain other international agencies. Our application can be accessed from nearly anywhere in the world, and if our service is accessed from a sanctioned country or otherwise accessed or used in violation of applicable trade and economic sanctions, we could be subject to fines or other enforcement actions. In the course of implementing geolocation data-based sanctions screening measures, we identified certain payments which, based on geolocation data, appear to have been initiated from Cuba, Iran, or Syria, in potential violation of applicable sanctions regimes. We have made a voluntary submission to OFAC in August 2023 to report the potential violations, and filed an additional submission in April 2024. Although the internal investigation completed to date suggests that any loss incurred as a result of this matter would not be material to our business, if OFAC ultimately concludes any violation has occurred in connection with these or other transactions, it could result in penalties, fines, costs, and restrictions on our ability to do business, which could also harm our operating results.

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

Our business operations in other parts of the world such as the U.K., Lithuania, Canada, Australia, Hong Kong, New Zealand and Singapore are subject to similar laws and requirements. Regulators in the United States and globally continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our clients and to monitor transactions on our system, including payments to persons outside of the United States. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of clients, and any change in such thresholds could result in greater costs for compliance. Similarly, as a condition to doing business with us, our banking and other strategic partners also impose ongoing obligations on us related to AML and CFT and sanctions screening. Any failure on our part to maintain the necessary processes and policies to comply with these regulations and requirements, or to adapt our processes and policies to changes in laws, would subject us to penalties, fines, or loss of key relationships which would have a material adverse effect on our business and results of operations. Furthermore, government sanctions imposed with respect to Russia's invasion of Ukraine in early 2022 are impacting our ability to offer our services in the region, and additional sanctions could be imposed in the future. Further instability or tension in Russia, Ukraine, and the surrounding region could also cause us to adjust our operating model, which would increase our costs of operations.

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

As of March 31, 2024, we had U.S. federal NOL carryforwards of approximately $47.4 million and state NOL carryforwards of approximately $81.8 million. The federal and material state NOL carryforwards will begin to expire in 2030 and 2024, respectively. In general, under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We had a total of 122,255,050 shares of our voting common stock and 1,873,320 shares of our non-voting common stock outstanding as of March 31, 2024. Other than shares held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements, these shares of common stock generally are freely tradable without restrictions or further registration under the Securities Act.

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

As of March 31, 2024, our current executive officers, directors and the holders of more than 5% of our outstanding voting and non-voting common stock, in the aggregate, beneficially owned a significant percentage of our outstanding voting and non-voting common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2024, we issued an aggregate of 14,166 shares of common stock (the Shares) as part of a settlement with a former stockholder of WPM. The Shares were issued to a former stockholder of WPM that was not a “U.S. person”, as defined in Rule 902 of Regulation S under the Securities Act, or were an “accredited investor,” and the issuance was exempt from the registration requirements of the Securities Act under Regulation S and Rule 506 of Regulation D, respectively. The certificates evidencing the Shares are endorsed with a restrictive Securities Act legend.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b-5 Trading Plans

On February 29, 2024, Robert Orgel, our President and Chief Operating Officer, adopted a trading arrangement for the sale of shares of our common stock (a "Rule 10b-5 Trading Plan") that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Orgel's Rule 10b-5 Trading Plan provides for the sale of up to 285,548 shares of common stock pursuant to the terms of the plan. The plan is effective through June 15, 2025 unless earlier terminated in accordance with the terms of the plan.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Flywire Corporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2021.
3.2	Amended and Restated Bylaws of Flywire Corporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2024.
10.15*

Amended and Restated Credit Agreement, dated as of February 23, 2024, by and among Flywire Corporation, the other Loan Parties party thereto from time to time, the Lenders party thereto from time to time, the Issuing Banks party thereto from time to time, and Citibank, N.A.

10.20*#	Employment Agreement, dated as of February 8, 2024, by and between the Registrant and Cosmin Pitigoi.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbase documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

# Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLYWIRE CORPORATION

Date: May 7, 2024	By:	/s/ Michael Massaro
Michael Massaro
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Cosmin Pitigoi
Cosmin Pitigoi
Chief Financial Officer
(Principal Financial and Accounting Officer)