Form 10-Q
period 2024-06-30
Flywire Corp
filed 2024-08-06
CIK 1580560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the registrant had 123,389,828 shares of voting common stock, $0.0001 par value per share, outstanding and 1,873,320 shares of non-voting common stock $0.0001 par value per share, outstanding.

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

•
the effects of global events and geopolitical conflict, including without limitation the continuing hostilities in Ukraine and involving Israel;
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

Investors, the media, and others should note that we intend to announce material information to the public through filings with the Securities and Exchange Commission (SEC), the investor relations page on our website (https://ir.flywire.com), blog posts on our website (www.flywire.com), press releases, public conference calls, webcasts, and social media channels, including our X (formerly known as Twitter) feed (@flywire), Facebook page (https://www.facebook.com/Flywire) and LinkedIn page (https://www.linkedin.com/company/flywire). The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website. The contents of the websites provided above are not incorporated into this filing or in any other report or document we file with the SEC. These website addresses are intended to be inactive textual references only.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (Amounts in thousands, except par value per share and share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$539,300	$654,608
Short-term investments	31,694	—
Accounts receivable, net of allowance of $386 and $507, respectively	20,275	18,215
Unbilled receivables, net of allowance of $25 and $27, respectively	13,052	10,689
Funds receivable from payment partners	84,974	113,945
Prepaid expenses and other current assets	21,633	18,227
Total current assets	710,928	815,684
Long-term investments	26,721	—
Property and equipment, net	17,074	15,134
Intangible assets, net	101,303	108,178
Goodwill	120,657	121,646
Other assets	22,029	19,089
Total assets	$998,712	$1,079,731
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,509	$12,587
Funds payable to clients	116,191	210,922
Accrued expenses and other current liabilities	43,536	43,315
Deferred revenue	4,183	6,968
Total current liabilities	177,419	273,792
Deferred tax liabilities	14,744	15,391
Other liabilities	3,989	4,431
Total liabilities	196,152	293,614
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023; and no shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Voting common stock, $0.0001 par value; 2,000,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 125,528,991 shares issued and 123,233,953 shares outstanding as of June 30, 2024; 123,010,207 shares issued and 120,695,162 shares outstanding as of December 31, 2023	11	11
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 1,873,320 shares issued and outstanding as of June 30, 2024 and December 31, 2023	1	1
Treasury voting common stock, 2,295,038 and 2,315,045 shares as of June 30, 2024 and December 31, 2023, respectively, held at cost	(741)	(747)
Additional paid-in capital	997,057	959,302
Accumulated other comprehensive income	99	1,320
Accumulated deficit	(193,867)	(173,770)
Total stockholders’ equity	802,560	786,117
Total liabilities and stockholders’ equity	$998,712	$1,079,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited) (Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$103,676	$84,869	$217,779	$179,226
Costs and operating expenses:
Payment processing services costs	39,899	33,804	81,549	67,659
Technology and development	15,834	16,016	32,571	30,539
Selling and marketing	31,771	27,273	61,854	51,707
General and administrative	31,959	24,584	63,555	52,697
Total costs and operating expenses	119,463	101,677	239,529	202,602
Loss from operations	$(15,787)	$(16,808)	$(21,750)	$(23,376)
Other income (expense):
Interest expense	(133)	(78)	(275)	(181)
Interest income	5,719	1,935	11,598	3,870
Gain (loss) from remeasurement of foreign currency	998	(755)	(3,378)	715
Total other income (expense), net	6,584	1,102	7,945	4,404
Loss before provision for income taxes	(9,203)	(15,706)	(13,805)	(18,972)
Provision for income taxes	4,677	1,107	6,292	1,524
Net loss	$(13,880)	$(16,813)	$(20,097)	$(20,496)
Other comprehensive income (loss):
Foreign currency translation adjustment	193	2,449	(1,168)	2,082
Unrealized losses on available-for-sale debt securities, net of taxes	(53)	—	(53)	—
Total other comprehensive income (loss)	140	2,449	(1,221)	2,082
Comprehensive loss	$(13,740)	$(14,364)	$(21,318)	$(18,414)
Net loss attributable to common stockholders – basic and diluted	$(13,880)	$(16,813)	$(20,097)	$(20,496)
Net loss per share attributable to common stockholders – basic and diluted	$(0.11)	$(0.15)	$(0.16)	$(0.19)
Weighted average common shares outstanding – basic and diluted	124,562,015	111,133,221	123,859,762	110,464,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited) (Amounts in thousands, except share amounts)

	Three Months Ended June 30, 2024
	Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive (Loss)	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at March 31, 2024	124,555,591	$11	1,873,320	$1	(2,300,541)	$(742)	$977,743	$(41)	$(179,987)	$796,985
Issuance of common stock upon exercise of stock options	593,673	—	—	—	—	—	1,609	—	—	1,609
Issuance of common stock upon settlement of restricted stock units	379,727	—	—	—	—	—	—	—	—	—
Issuance of treasury stock	—	—	—	—	5,503	1	(1)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	193	—	193
Unrealized losses on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	(53)	—	(53)
Stock-based compensation	—	—	—	—	—	—	17,706	—	—	17,706
Net loss	—	—	—	—	—	—	—	—	(13,880)	(13,880)
Balances at June 30, 2024	125,528,991	$11	1,873,320	$1	(2,295,038)	$(741)	$997,057	$99	$(193,867)	$802,560

	Three Months Ended June 30, 2023
	Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at March 31, 2023	111,042,997	$10	1,873,320	$1	(2,317,722)	$(748)	$662,067	$(2,279)	$(168,887)	$490,164
Issuance of common stock upon exercise of stock options	942,945	—	—	—	—	—	3,900	—	—	3,900
Issuance of common stock upon settlement of restricted stock units	243,248	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	2,449	—	2,449
Stock-based compensation	—	—	—	—	—	—	11,376	—	—	11,376
Net loss	—	—	—	—	—	—	—	—	(16,813)	(16,813)
Balances at June 30, 2023	112,229,190	$10	1,873,320	$1	(2,317,722)	$(748)	$677,343	$170	$(185,700)	$491,076

	Six Months Ended June 30, 2024
	Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2023	123,010,207	$11	1,873,320	$1	(2,315,045)	$(747)	$959,302	$1,320	$(173,770)	$786,117
Issuance of common stock upon exercise of stock options	1,304,373	—	—	—	—	—	3,227	—	—	3,227
Issuance of common stock upon settlement of restricted stock units	1,128,349	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	71,896	—	—	—	—	—	1,415	—	—	1,415
Issuance of common stock for retention bonus	14,166	—	—	—	—	—	324	—	—	324
Issuance of treasury stock	—	—	—	—	20,007	6	(6)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,168)	—	(1,168)
Unrealized losses on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	(53)	—	(53)
Stock-based compensation	—	—	—	—	—	—	32,795	—	—	32,795
Net loss	—	—	—	—	—	—	—	—	(20,097)	(20,097)
Balances at June 30, 2024	125,528,991	$11	1,873,320	$1	(2,295,038)	$(741)	$997,057	$99	$(193,867)	$802,560

	Six Months Ended June 30, 2023
	Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at December 31, 2022	109,790,702	$10	1,873,320	$1	(2,317,722)	$(748)	$649,756	$(1,912)	$(165,204)	$481,903
Issuance of common stock upon exercise of stock options	1,533,199	—	—	—	—	—	6,044	—	—	6,044
Issuance of common stock upon settlement of restricted stock units	821,725	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	55,232	—	—	—	—	—	864	—	—	864
Issuance of common stock for retention bonus	28,332	—	—	—	—	—	700	—	—	700
Foreign currency translation adjustment	—	—	—	—	—	—	—	2,082	—	2,082
Stock-based compensation	—	—	—	—	—	—	19,979	—	—	19,979
Net loss	—	—	—	—	—	—	—	—	(20,496)	(20,496)
Balances at June 30, 2023	112,229,190	$10	1,873,320	$1	(2,317,722)	$(748)	$677,343	$170	$(185,700)	$491,076

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (Amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(20,097)	$(20,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,463	7,876
Stock-based compensation expense	31,903	19,979
Amortization of deferred contract costs	517	228
Change in fair value of contingent consideration	(894)	410
Deferred tax benefit	(1,045)	(584)
Provision for uncollectible accounts	(121)	599
Non-cash interest expense	138	144
Accretion of discounts on investments, net of amortization of premiums	(143)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,939)	(6,186)
Unbilled receivables	(2,363)	(1,511)
Funds receivable from payment partners	28,971	19,649
Prepaid expenses, other current assets and other assets	(4,421)	(1,030)
Funds payable to clients	(94,730)	(42,347)
Accounts payable, accrued expenses and other current liabilities	1,807	1,121
Contingent consideration	—	(467)
Other liabilities	(675)	(574)
Deferred revenue	(2,785)	(2,463)
Net cash used in operating activities	(57,414)	(25,652)
Cash flows from investing activities:
Purchase of short-term and long-term investments	(58,491)	—
Proceeds from sale of long-term investments	165	—
Capitalization of internally developed software	(3,304)	(2,812)
Purchases of property and equipment	(604)	(671)
Net cash used in investing activities	(62,234)	(3,483)
Cash flows from financing activities:
Contingent consideration paid for acquisitions	—	(1,207)
Payment of long-term debt issuance costs	(783)	—
Proceeds from the issuance of stock under Employee Stock Purchase Plan	1,415	864
Proceeds from exercise of stock options	3,227	6,044
Net cash provided by financing activities	3,859	5,701
Effect of exchange rates changes on cash and cash equivalents	481	320
Net decrease in cash and cash equivalents	(115,308)	(23,114)
Cash and cash equivalents, beginning of period	$654,608	$351,177
Cash and cash equivalents, end of period	$539,300	$328,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (Amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosures of cash flow and noncash information
Purchase of property and equipment in accounts payable	120	39
Issuance of common stock upon settlement of restricted stock units	50,115	20,423
Issuance of common stock for retention bonus	324	700

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

The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of results to be expected for the year ended December 31, 2024, any other interim periods or any future year or period. The accompanying consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2023. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from the interim unaudited condensed consolidated financial statements.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the valuation of certain stock-based compensation awards, the valuation of contingent consideration, the valuation of acquired intangible assets and their useful lives, the estimate of credit losses on accounts receivable, unbilled receivables and available-for-sale debt securities, the assessment of other-than-temporary impairment of available-for-sale debt securities, the impairment assessment of goodwill, intangibles and other long-lived assets and the incremental borrowing rates for operating leases. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Impact of Inflation

Inflation did not have a material effect on the Company's cash flows and results of operations during the three and six months ended June 30, 2024.

Concentrations of Credit Risk, Financial Instruments and Significant Clients

Financial instruments that potentially subject the Company to concentration of credit risk consists principally of cash, cash equivalents, investments in available-for-sale debt securities, accounts receivable, unbilled receivables and funds receivable from payment partners.

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

To manage credit risk associated with investments in available-for-sale debt securities, the Company monitors credit ratings of the issuers of the securities and diversifies its investments by limiting its holding in any one security or issuer.

To manage credit risk related to accounts receivable and unbilled receivables, the Company maintains an allowance for credit losses. The allowance is determined by applying a loss-rate method based on an aging schedule using the Company's historical loss rate. The Company also considers reasonable and supportable current and forecasted information in determining its estimated loss rates, such as external forecasts, macroeconomic trends, or other factors that are associated with the credit quality of the Company’s customer base. The Company did not experience any material credit losses for the three and six months ended June 30, 2024 and 2023.

Accounts receivable are derived from revenue earned from clients located in the U.S. and internationally. Significant clients are those that represent 10% or more of accounts receivable, net as set forth in the following table:

	June 30, 2024	December 31, 2023
Client A	10%	*

___________________________

* Less than 10% of total balance.

Funds receivable from payment partners consist primarily of cash held by the Company’s global payment processing partners that have not yet been remitted to the Company. Significant partners are those that represent 10% or more of funds receivable from payment partners as set forth in the following table:

	June 30, 2024	December 31, 2023
Partner A	*	14%
Partner B	*	15%
Partner C	*	13%
Partner D	*	11%
Partner E	38%	20%

______________________

* Less than 10% of total balance.

During the three and six months ended June 30, 2024 and 2023, no client accounted for 10% or more of total revenue.

During the three months ended June 30, 2024, revenue from clients located in the United States and Canada (Americas), Europe, the Middle East and Africa (EMEA) and the Asia and Pacific region (APAC) in the aggregate accounted for 40.5%, 41.4% and 18.1% of the Company’s total revenues, respectively. During the three months ended June 30, 2023, revenue from clients located in Americas, EMEA and APAC in the aggregate accounted for 51.0%, 33.6% and 15.4% of the Company’s total revenues, respectively.

During the six months ended June 30, 2024, revenue from clients located in Americas, EMEA and APAC in the aggregate accounted for 45.8%, 36.3% and 17.9% of the Company’s total revenues, respectively. During the six months ended June 30, 2023, revenue from clients located in Americas, EMEA and APAC in the aggregate accounted for 57.7%, 28.0% and 14.3% of the Company’s total revenues, respectively.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 1 - Business Overview and Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to these policies during the three and six months ended June 30, 2024 other than the investments discussed in Note 3 - Investments.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expenses in the condensed consolidated statements of operations and comprehensive loss. Advertising expenses for the three months ended June 30, 2024 and 2023 were $2.1 million and $2.0 million, respectively. Advertising expenses for the six months ended June 30, 2024 and 2023 were $3.7 million and $3.1 million, respectively.

Recently Adopted Accounting Pronouncements

As of June 30, 2024 and for the period then ended, there were no recently adopted Accounting Standards Update (ASUs) that had a material effect on the Company’s condensed consolidated financial statements and disclosures.

Accounting Pronouncements Not Yet Adopted

The following ASUs were issued by the Financial Accounting Standards Board but not yet adopted by Flywire as of June 30, 2024:

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures: ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 also enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable and contains other disclosure requirements. ASU 2023-07 is effective for Flywire for the annual period beginning on January 1, 2024 and interim periods beginning on January 1, 2025. Early adoption is permitted. ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the enhancement of its significant expenses that will be required to be disclosed and does not expect this standard to have an impact on its results of operations, balance sheet or cash flows.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Primary geographical markets
Americas	$41,961	$43,296	$99,827	$103,461
EMEA	42,871	28,534	79,031	50,195
APAC	18,844	13,039	38,921	25,570
Total revenue	$103,676	$84,869	$217,779	$179,226
Major solutions
Transactions	$85,298	$66,847	$180,498	$143,149
Platform and other revenues	18,378	18,022	37,281	36,077
Total revenue	$103,676	$84,869	$217,779	$179,226

Contract Balances from Contracts with Clients

The following table provides information about accounts receivable, unbilled receivables and deferred revenue from contracts with clients (in thousands):

	June 30, 2024	December 31, 2023
Accounts receivable, net	$20,275	$18,215
Unbilled receivables, net	13,052	10,689
Deferred revenue – current	4,183	6,968
Deferred revenue – non-current	169	169

For the three months ended June 30, 2024 and 2023, the Company recognized $1.8 million and $1.5 million in revenue from amounts that were included in deferred revenue as of March 31, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, the Company recognized $4.9 million and $3.7 million in revenue from amounts that were included in deferred revenue as of December 31, 2023 and 2022, respectively.

Remaining Performance Obligations

The Company has performance obligations associated with certain clients' contracts for future services that have not yet been recognized as revenue. As of June 30, 2024, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied, including deferred revenue, was approximately $11.5 million. Of the total remaining performance obligations, the Company expects to recognize approximately 49.5% within the next year, 29.1% after one year through year two and 21.4% over the next three to five years thereafter. Actual amounts and timing of revenue recognized may differ due to subsequent contract modifications, renewals and/or terminations.

Note 3. Investments

During the three months ended June 30, 2024, the Company invested in a diversified portfolio of highly rated marketable debt securities, all of which are classified as available-for-sale. Available-for-sale securities with remaining maturities of greater than three months but less than one year and those identified by management at the time of purchase to be used to fund operations within one year are classified as short-term. All other available-for-sale securities are classified as long-term. Available-for-sale debt securities with readily determinable market values are recorded at fair value, and unrealized holding gains and temporary losses are recorded as a component of accumulated other comprehensive income (loss), net of related estimated tax.

The Company evaluates its available-for-sale debt securities for other-than-temporary impairment on a quarterly basis. When a decline in fair value is determined to be other-than-temporary, the cost of the investment is adjusted to fair value by recording a loss on investments in the condensed consolidated statements of operations and comprehensive loss. Gains and losses on investments are calculated on the basis of specific identification. The Company reviews several factors to determine whether a loss is other-than-temporary, such as the length and extent of the fair value decline, the financial condition and near-term prospects of the issuer, market conditions and trends and whether the Company has the intent to sell or will more likely than not be required to sell before the securities' anticipated recovery, which may be at maturity.

The following table summarizes the estimated fair value of available-for-sale debt securities included within short-term and long-term investments as of June 30, 2024 (in thousands):

	June 30, 2024
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Accrued Interest Receivable	Aggregate Fair Value
Short-term investments
Corporate bonds	$16,791	$—	$(8)	$—	$134	$16,917
U.S. Government obligations	14,729	—	(7)	—	55	14,777
Total short-term investments	$31,520	$—	$(15)	$—	$189	$31,694
Long-term investments
Corporate bonds	$19,351	$3	$(8)	$—	$203	$19,549
U.S. Government obligations	3,625	1	—	—	28	3,654
Asset-backed Securities	3,549	1	(35)	—	3	3,518
Total long-term investments	$26,525	$5	$(43)	$—	$234	$26,721

The following table summarizes fair value of the Company's available-for-sale debt securities by remaining contractual maturity as of June 30, 2024 (in thousands):

Due within one year	$31,694
Due after one year through five years	26,721
Total investments	$58,415

As of June 30, 2024, approximately 28 out of approximately 35 investments in available-for-sale debt securities were in an unrealized loss position. The following table shows fair values and gross unrealized losses for available-for-sale debt securities that were in an unrealized loss position, for which an allowance for credit losses has not been recorded, as of June 30, 2024 (in thousands):

	June 30, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term investments
Corporate bonds	$15,897	$(8)	$—	$—	$15,897	$(8)
U.S. Government obligations	14,777	(7)	—	—	14,777	(7)
Total short-term investments	$30,674	$(15)	$—	$—	$30,674	$(15)
Long-term investments
Corporate bonds	$14,677	$(8)	$—	$—	$14,677	$(8)
U.S. Government obligations	292	—	—	—	292	—
Asset-backed Securities	2,327	(35)	—	—	2,327	(35)
Total long-term investments	$17,296	$(43)	$—	$—	$17,296	$(43)

Unrealized losses have not been recognized into loss as the Company neither intends to sell, nor anticipates that it is more likely than not that the Company will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market interest rates, rather than credit losses. Based on the evaluation of available evidence, the Company does not believe any unrealized losses represent other than temporary impairments.

During the three and six months ended June 30, 2024, the Company received $0.2 million from the sale of long-term investments. There have been no significant realized gains or losses on the sale of long-term investments during the three and six months ended June 30, 2024.

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

The Company’s cash equivalents are carried at fair value (Level 1) as determined according to the fair value hierarchy described above. The Company’s cash equivalents include money market funds, which are measured at fair value using the net asset value (NAV) per share practical expedient. The money market funds, which are AAA-rated are comprised of liquid, high-quality debt securities issued by the U.S. government. Shares in money market funds are purchased and redeemed at the NAV at the time of the purchase or sale, which may be purchased or redeemed on demand, as may be required by the Company. The Company's investments in available-for-sale debt securities are carried at fair value, determined using Level 2 inputs in the fair value hierarchy as quoted prices are available to support the valuation. The carrying values of accounts receivable, funds receivable from payment partners, unbilled receivables, prepaid expenses, accounts payable, funds payable to clients and accrued expenses and other current liabilities approximate their respective fair values due to the short-term nature of these assets and liabilities. The Company’s contingent consideration is carried at fair value, determined using Level 3 inputs in the fair value hierarchy.

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

	Measured at NAV as of June 30,	Measured at Fair Value as of June 30, 2024:
	2024	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$276,807	$—	$—	$—	$276,807
Short-term investments
Corporate bonds	—	—	16,917	—	16,917
U.S. Government obligations	—	—	14,777	—	14,777
Total short-term investments	—	—	31,694	—	31,694
Long-term investments
Corporate bonds	—	—	19,549	—	19,549
U.S. Government obligations	—	—	3,654	—	3,654
Asset-backed Securities	—	—	3,518	—	3,518
Total long-term investments	—	—	26,721	—	26,721
Total financial assets	$276,807	$—	$58,415	$—	$335,222
Financial Liabilities:
Foreign exchange contracts	$—	$—	$—	$4	$4
Contingent consideration	—	—	—	1,917	1,917
Total financial liabilities	$—	$—	$—	$1,921	$1,921

	Measured at NAV as of December 31,	Measured at Fair Value as of December 31, 2023:
	2023:	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$372,912	$—	$—	$—	$372,912
Foreign exchange contracts	—	—	—	16	16
Total financial assets	$372,912	$—	$—	$16	$372,928
Financial Liabilities:
Contingent consideration	$—	$—	$—	$2,882	$2,882
Total financial liabilities	$—	$—	$—	$2,882	$2,882

During the six months ended June 30, 2024 and year ended December 31, 2023, there were no transfers between Level 1, Level 2 or Level 3.

Contingent consideration

Learning Information Systems Pty Ltd. (StudyLink)

The fair value of the contingent consideration related to the revenue milestone from the Company’s acquisition of Learning Information Systems Pty Ltd. (StudyLink) in November 2023 was determined using an option pricing model and the fair value of the contingent consideration related to volume of money movement, the cross-selling and engineering implementation milestones was determined using a scenario-based method. Refer to Note 8 - Business Combinations for additional details on the StudyLink acquisition. The following table presents the unobservable inputs incorporated into the valuation of contingent consideration as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Discount rate	7.4% - 7.6%	7.4% - 7.5%
Probability of successful achievement *	0% - 100%	29% - 95%

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

Changes in the fair value of contingent consideration are included as a component of general and administrative expense within the condensed consolidated statements of operations and comprehensive loss. The following table summarizes the changes in the carrying value of the contingent consideration for the periods presented (in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Beginning balance	$2,281	$41	$2,882	$1,332
Additions	—	—	—	2
Change in fair value	(416)	—	(894)	410
Contingent consideration paid *	—	—	—	(1,674)
Foreign currency translation adjustment	52	1	(71)	(28)
Ending balance	$1,917	$42	$1,917	$42

* For the six months ended June 30, 2023, contingent consideration paid has been bifurcated between the financing and operating sections of the condensed consolidated statement of cash flows. Amounts paid up to the fair value initially recorded in purchase accounting is reported in the financing section of the condensed consolidated statement of cash flows, while any excess is reported in the operating section of the condensed consolidated statement of cash flows.

Note 5. Derivative Instruments

As part of the Company’s foreign currency risk management program, the Company uses foreign currency forward contracts to mitigate the volatility related to fluctuations in the foreign exchange rates. These foreign currency forward contracts are not designated as hedging instruments. Derivative transactions such as foreign currency forward contracts are measured in terms of the notional amount; however, this amount is not recorded on the condensed consolidated balance sheets and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged but is used only as the underlying basis on which the value of foreign exchange payments under these contracts is determined. As of June 30, 2024 and December 31, 2023, the Company had 7,790 and 12,737 open foreign exchange contracts, respectively. As of June 30, 2024 and December 31, 2023, the Company had foreign currency forward contracts outstanding with a notional amount of $26.5 million and $36.1 million, respectively.

The Company records all derivative instruments in the condensed consolidated balance sheets at their fair values. For the six months ended June 30, 2024, the Company recorded a liability of less than $0.1 million and for the year ended December 31, 2023, the Company recorded an asset of less than $0.1 million related to outstanding foreign exchange contracts. The Company recognized a loss of $0.1 million and $0.1 million during the three and six months ended June 30, 2024, respectively. The Company recognized a gain of $0.3 million and a loss of $1.0 million during the three and six months ended June 30, 2023, respectively. Gains and losses are included as a component of general and administrative expense within the condensed consolidated statements of operations and comprehensive loss.

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates presented (in thousands):

	June 30, 2024	December 31, 2023
Accrued employee compensation and related taxes	$15,930	$19,748
Accrued vendor liabilities	3,070	4,193
Accrued income and other non-employee related taxes	11,227	6,270
Accrued professional services	2,661	2,139
Current portion of operating lease liabilities	1,498	1,465
Other accrued expenses and current liabilities	9,150	9,500
	$43,536	$43,315

Note 7. Property and Equipment, net

Property and equipment, net consisted of the following as of the dates presented (in thousands):

	June 30, 2024	December 31, 2023
Computer equipment and software	$3,825	$3,681
Internal-use software	22,019	18,135
Furniture and fixtures	899	912
Leasehold improvements	5,393	5,431
Construction in progress	76	—
	32,212	28,159
Less: Accumulated depreciation and amortization*	(15,138)	(13,025)
	$17,074	$15,134

* For the six months ended June 30, 2024, accumulated depreciation and amortization expense included $(276) thousand of computer disposals and $(158) thousand of foreign currency translation adjustments. For the six months ended June 30, 2023, accumulated depreciation and amortization expense included $(93) thousand of computer disposals and $(99) thousand of foreign currency translation adjustments.

Depreciation of property and equipment and amortization of internal-use software for the three months ended June 30, 2024 and 2023 was $1.2 million and $1.2 million, respectively. Depreciation of property and equipment and amortization of internal-use software for the six months ended June 30, 2024 and 2023 was $2.5 million and $2.1 million, respectively.

The Company capitalized $3.9 million and $2.8 million in costs related to internal-use software during the six months ended June 30, 2024 and 2023, respectively. Software developed for internal use is amortized on a straight-line basis over its estimated useful life of five years.

As of June 30, 2024 and December 31, 2023, the carrying value of internal-use software was $14.8 million and $12.7 million, respectively. Amortization expense related to internal-use software for the three months ended June 30, 2024 and 2023 was $0.9 million and $0.8 million, respectively. Amortization expense related to internal-use software for the six months ended June 30, 2024 and 2023 was $1.8 million and $1.3 million, respectively.

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

Additional payments in the form of shares of common stock will be made based on the continuing employment of a key employee; accordingly, the fair value of $2.4 million, or approximately 84,000 shares of common stock, have been excluded from the purchase consideration. These shares were fixed on the date of acquisition and payable only in common stock, therefore are equity-classified. During the three and six months ended June 30, 2024, the Company expensed $0.3 million and $0.6 million, respectively, in stock-based compensation associated with retention of the key employee. The stock-based compensation expense is included in the Company’s condensed consolidated statements of operations and comprehensive loss and additional paid-in capital on the condensed consolidated balance sheet.

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

The following table reflects the fair values of the identified intangible assets of StudyLink and their respective weighted-average amortization periods.

	Fair Values	Weighted-Average Amortization Periods
	(in thousands)	(years)
Developed technology	$7,397	7
Customer relationships	12,027	14
Trade Name/Trademark	129	2
	$19,553

The results of StudyLink have been included in the condensed consolidated financial statements since the date of the acquisition. StudyLink contributed $1.6 million and $3.7 million in platform revenue during the three and six months ended June 30, 2024, respectively. The Company has not disclosed net income or loss since the acquisition date as the business was fully integrated into the condensed consolidated Company’s operations and therefore it was impracticable to determine this amount.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information shows the results of the Company’s operations for the three and six months ended June 30, 2023 as if the acquisition had occurred on January 1, 2022. The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired operations of StudyLink. The unaudited pro forma information reflects the effects of applying the Company’s accounting policies and certain pro forma adjustments to the combined historical financial information of the Company and StudyLink. The pro forma adjustments include:

•
incremental amortization expense associated with the estimated fair value of identified intangible assets;

•
incremental employee compensation expense for StudyLink employees;
•
transaction costs; and
•
the estimated tax impact of the above items.

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Actual	Pro Forma	Actual	Pro Forma
	(in thousands)
Revenue	$84,869	$86,551	$179,226	$182,714
Net Loss	$(16,813)	$(17,543)	$(20,496)	$(21,600)

Note 9. Goodwill and Acquired Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill as of the dates presented (in thousands):

	June 30, 2024	December 31, 2023
Beginning balance	$121,646	$97,766
Goodwill related to acquisitions	—	20,705
Foreign currency translation adjustment	(989)	3,175
Ending balance	$120,657	$121,646

Acquired Intangible Assets

Acquired intangible assets subject to amortization consisted of the following (dollars in thousands):

	June 30, 2024
	Gross Carrying Value*	Accumulated Amortization**	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$39,340	$(23,894)	$15,446	4.31
Acquired Relationships	103,337	(17,573)	85,764	10.48
Trade Name/Trademark	133	(40)	93	1.33
	$142,810	$(41,507)	$101,303

* Includes $(1,670) thousand of foreign currency translation adjustments.

** Includes $59 thousand of foreign currency translation adjustments.

	December 31, 2023
	Gross Carrying Value*	Accumulated Amortization**	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$39,624	$(21,446)	$18,178	4.71
Acquired Relationships	104,007	(14,143)	89,864	11.04
Trade Name/Trademark	136	—	136	1.83
	$143,767	$(35,589)	$108,178

* Includes $(750) thousand of foreign currency translation adjustments.

** Includes $(41) thousand of foreign currency translation adjustments.

Amortization expense for the three months ended June 30, 2024 and 2023 was $3.0 million and $3.0 million, respectively. Amortization expense for the six months ended June 30, 2024 and 2023 was $5.9 million and $5.8 million, respectively.

As of June 30, 2024, the estimated annual amortization expense of intangible assets for each of the next five years and thereafter is expected to be as follows (in thousands):

Estimated Amortization Expense
Remaining of fiscal year 2024	$5,949
2025	12,153
2026	11,427
2027	10,854
2028	10,508
2029	9,674
Thereafter	40,738
$101,303

Note 10. Debt

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

The 2024 Revolving Credit Facility replaced the three-year senior secured revolving credit syndication loan (2021 Revolving Credit Facility) of $50.0 million entered into in July 2021, under which $50.0 million was available to Flywire as of December 31, 2023. Three of the lenders under the 2024 Revolving Credit Facility were existing lenders under the 2021 Revolving Credit Facility.

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

The 2024 Revolving Credit Facility contains customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, require the Company to satisfy certain financial covenants and restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the 2024 Revolving Credit Facility becoming immediately due and payable and termination of the commitments. The Company was in compliance with all covenants associated with the 2024 Revolving Credit Facility as of June 30, 2024.

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

As of June 30, 2024 and December 31, 2023, there was no outstanding indebtedness under the 2024 Revolving Credit Facility or the 2021 Revolving Credit Facility.

Interest expense for each of the three months ended June 30, 2024 and 2023 was $0.1 million. Included in interest expense for each of the three months ended June 30, 2024 and 2023 is less than $0.1 million of amortization of debt issuance costs. Interest expense for the six months ended June 30, 2024 and 2023 was $0.3 million and $0.2 million, respectively. Included in interest expense for each of the six months ended June 30, 2024 and 2023 is $0.1 million of amortization of debt issuance costs.

Letter of Credit

As of June 30, 2024 and December 31, 2023, the Company had an outstanding and unused letter of credit in the amount of approximately $2.7 million and $0.7 million, respectively, for the purpose of protecting a third-party service provider against default on payroll payments. The letter of credit may be terminated at any time by the Company upon notice.

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

Holders of the Company's voting common stock have no conversion rights while each share of non-voting common stock automatically converts into common stock on a one-to-one basis without the payment of additional consideration upon the transfer thereof in (i) a widespread public distribution, including pursuant to Rule 144 under the Securities Act, (ii) a transfer (including a private placement or a sale pursuant to Rule 144 under the Securities Act) in which no one party acquires the right to purchase 2% or more of any class of voting securities (as such term is used for the purposes of the Bank Holding Company Act of 1956, as amended), (iii) an assignment to a single party (for example, a broker or investment banker) for the purposes of conducting a widespread public distribution, or (iv) to a party who would control more than 50% of the Company's voting securities without giving effect to the shares of non-voting common stock transferred by the holder. Other than in the event of such transfers, shares of non-voting common stock shall not be convertible into any other security.

Treasury Stock

The Company may issue treasury stock to cover the exercise of stock options and vesting of restricted stock units related to equity incentive plans. The Company issued 5,503 and 20,007 treasury shares at an average cost of $0.32 per share during the three and six months ended June 30, 2024, respectively. The Company did not issue any treasury shares during the three and six months ended June 30, 2023. The Company intends to issue treasury shares as long as an adequate number of those shares are available.

Comprehensive Loss

Comprehensive loss includes all changes in equity during the period and is comprised of net loss and other comprehensive income (loss). Accumulated other comprehensive income (AOCI) reported on the Company's condensed consolidated balance sheets for the period ending June 30, 2024 consists of foreign currency translation adjustment and the unrealized gains and losses, net of applicable taxes, on available-for-sale debt securities.

The following table summarizes the changes in AOCI for the three months ended June 30, 2024 (in thousands):

	Unrealized Gains (Losses) on Available-for- sale Debt Securities, net	Foreign Currency Translation Adjustment	Estimated Tax (Expense) Benefit	Total
Beginning balance	$—	$(41)	$—	$(41)
Other comprehensive income (loss) before reclassifications	(53)	193	—	140
Less: Amount of gain (loss) reclassified from AOCI	—	—	—	—
Net current period other comprehensive income (loss)	(53)	193	—	140
Ending balance	$(53)	$152	$—	$99

The following table summarizes the changes in AOCI for the six months ended June 30, 2024 (in thousands):

	Unrealized Gains (Losses) on Available-for- sale Debt Securities, net	Foreign Currency Translation Adjustment	Estimated Tax (Expense) Benefit	Total
Beginning balance	$—	$1,320	$—	$1,320
Other comprehensive loss before reclassifications	(53)	(1,168)	—	(1,221)
Less: Amount of gain (loss) reclassified from AOCI	—	—	—	—
Net current period other comprehensive loss	(53)	(1,168)	—	(1,221)
Ending balance	$(53)	$152	$—	$99

Changes in AOCI for the three and six months ended June 30, 2023 consisted of foreign currency translation adjustment only. Refer to the Company's condensed consolidated statements of stockholders’ equity for the changes in AOCI for the three and six months ended June 30, 2023.

Reserved Shares of Common Stock for Future Issuance

As of June 30, 2024, the Company had reserved shares of common stock for future issuance as follows:

June 30, 2024
Issued and outstanding stock options	6,750,469
Issued and outstanding restricted stock units	6,327,473
Available for issuance under the 2021 Equity Incentive Plan	17,725,359
Available for issuance under Employee Stock Purchase Plan	4,720,458
Committed to settling employee retention	83,996
Available for conversion of non-voting common stock	1,873,320
37,481,075

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

As of June 30, 2024, a total of 17,725,359 shares of the Company's common stock were available for future issuance under the 2021 Plan.

Stock Options

Stock options granted under the 2009 Plan, 2018 Plan and the 2021 Plan generally vest based on continued service over four years and expire within ten years from the date of grant. Any options that are canceled or forfeited before expiration become available for future grants.

The Company did not grant any options to purchase shares of common stock during the three and six months ended June 30, 2024.

As of June 30, 2024, there was $6.4 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.96 years.

Restricted Stock Units

Starting in 2021, the Company awarded restricted stock units to employees and certain non-employee board members under the 2021 Plan. During the three and six months ended June 30, 2024, the Company awarded restricted stock units covering an aggregate of 130,608 and 3,297,377 shares of common stock, respectively. The fair value of each restricted stock unit is estimated based on the fair value of the Company's common stock on the date of the grant. The restricted stock units vest over the requisite service period, which range between one and four years from the date of the grant, subject to the continued employment of the employees and service of the non-employee board members.

As of June 30, 2024, there was $142.7 million of total unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 3.11 years.

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

As of June 30, 2024, a total of 4,720,458 shares of the Company's common stock were available for future issuance under the ESPP.

As of June 30, 2024, there was no unrecognized compensation expense related to the ESPP.

Stock-Based Compensation Costs

The following table summarizes the stock-based compensation expense for (i) stock options and restricted stock units granted to employees and non-employee board members and (ii) ESPP shares that were purchased by employees that were recorded in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Technology and development	$2,830	$2,399	$5,422	$3,968
Selling and marketing	4,660	3,294	8,620	5,731
General and administrative	9,571	5,683	17,861	10,280
Total stock-based compensation expense	$17,061	$11,376	$31,903	$19,979

On November 6, 2023, the Company entered into a Transition Agreement with its previous Chief Financial Officer (Prior CFO). Pursuant to the terms of the Transition Agreement (including the receipt by the Company of a release from the Prior CFO), the Company agreed to modify its Prior CFO's outstanding stock options and restricted stock units to (i) accelerate vesting for nine months from the date of the termination of the Prior CFOs employment with the Company (the Separation Date), and (ii) extend the exercise period of his vested nonqualified stock options from ninety days to one year following the Separation Date. To receive these benefits, the Prior CFO had to remain employed through March 31, 2024. As a result of this modification, the Company recognized additional compensation expense of $1.3 million during the three and six months ended June 30, 2024.

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

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three and six months ended June 30, 2024 and 2023; accordingly, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders.

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

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(13,880)	$(16,813)	$(20,097)	$(20,496)
Net loss attributable to common stockholders - basic and diluted	$(13,880)	$(16,813)	$(20,097)	$(20,496)
Denominator:
Weighted average common shares outstanding - basic and diluted	124,562,015	111,133,221	123,859,762	110,464,092
Net loss per share attributable to common stockholders - basic and diluted	$(0.11)	$(0.15)	$(0.16)	$(0.19)

Outstanding potentially dilutive securities, which were excluded from the diluted net loss per share calculations because they would have been antidilutive were as follows as of the dates presented:

	June 30,
	2024	2023
Unvested restricted stock units	6,327,473	4,518,964
Stock options to purchase common stock	6,750,469	10,430,580
	13,077,942	14,949,544

Note 14. Income Taxes

The Company’s provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period. The Company recorded an income tax expense of $4.7 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively. The income tax expense for the three months ended June 30, 2024 and 2023 was primarily attributable to activity in the Company's foreign subsidiaries and U.S. state taxes. The Company recorded an income tax expense of $6.3 million and $1.5 million for the six months ended June 30, 2024 and 2023, respectively. The income tax expense for the six months ended June 30, 2024 and 2023 was primarily attributable to activity in the Company's foreign subsidiaries and U.S. state taxes.

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

The Company’s management evaluates the realizability of the Company’s deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during the foreseeable future. As of June 30, 2024, the Company continues to maintain a full valuation allowance of the U.S. and United Kingdom net deferred tax assets.

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

As of June 30, 2024, the Company was not a party to any litigation the outcome of which, the Company believes, if determined adversely to it, would individually or in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows.

In the course of implementing geolocation data-based sanctions screening measures, the Company identified certain payments which, based on geolocation data and other factors, appear to have been initiated from Cuba, Iran, Syria or the Crimea region of Ukraine, in potential violation of applicable sanctions regimes. Although Flywire continues to evaluate whether these or other transactions constitute potential violations of sanctions promulgated by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) (including whether certain of these payments may have been authorized by general licenses or license exemptions under the relevant sanctions regulations), in August 2023, Flywire made a voluntary submission to OFAC to report the potential violations, and in April 2024 filed a supplemental submission with OFAC. Flywire is currently engaging with OFAC to resolve these matters. Based upon the results of the internal investigation completed to date, the Company does not believe that the amount of any loss incurred as a result of this matter would be material to its business, financial condition, results of operations or cash flows.

Indemnification

In the ordinary course of business, the Company agrees to indemnify certain partners and clients against third-party claims asserting infringement of certain intellectual property rights, data privacy breaches, damages caused to property or persons, or other liabilities relating to or arising from the Company’s payment platform or other contractual obligations. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any pending indemnification matters or claims, individually or in the aggregate, that are expected to have a material adverse effect on its financial position, results of operations, or cash flows and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements for the periods ended June 30, 2024 and December 31, 2023.

Note 16. Subsequent Events

Share Repurchase Program

On August 6, 2024, the Company announced a share repurchase program of up to $150 million of outstanding voting and non-voting common stock for an indefinite period as part of the Company’s capital deployment strategy (Repurchase Program).

Repurchases under the Repurchase Program may be made from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions, including Rule 10b-18. The timing, value and number of shares repurchased will be determined by the Company in its discretion and will be based on various factors, including an evaluation of current and future capital needs, current and forecasted cash flows, the Company’s capital structure, cost of capital and prevailing stock prices, general market and economic conditions, applicable legal requirements, and compliance with covenants in the Company’s credit facility that may limit share repurchases based on defined leverage ratios. The Repurchase Program does not obligate the Company to purchase a specific number of, or any, shares and may be modified, suspended or terminated at any time without notice at the Company’s discretion.

Invoiced Inc. Acquisition

On August 2, 2024, Flywire acquired all of the issued and outstanding shares of Invoiced Inc. (Invoiced), a U.S.-based SaaS company for an estimated total aggregate purchase price of approximately $55.0 million, consisting of approximately $47.5 million in cash and up to approximately $7.5 million in contingent consideration. Purchase consideration is also subject to certain adjustments as specified in the acquisition agreement, including a net working capital adjustment. The estimated total aggregate purchase price of approximately $55.0 million is subject to change based on the fair value of $7.5 million of contingent consideration that will be assessed in purchase accounting. The contingent consideration represents additional payments that Flywire may be required to make in the future dependent on the successful achievement of certain client acquisition, revenue and engineering implementation milestones.

Invoiced provides accounts receivable software that automates all aspects of billing, collections, payments, reporting and forecasting within a single online platform. The acquisition of Invoiced is intended to accelerate the Company's global expansion in its B2B vertical.

The Company is currently in the process of finalizing the accounting for this transaction and expects to complete its preliminary allocation of the purchase consideration to the assets and liabilities assumed by the end of the third quarter of 2024.

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

•
Rapid domestic and international payments volume growth. We have grown our total payment volume by approximately 19% period-over-period from $4.1 billion during the three months ended June 30, 2023 to $4.9 billion during the three months ended June 30, 2024. We have grown our total payment volume by approximately 21% period-over-period from $9.8 billion during the six months ended June 30, 2023 to $11.8 billion during the six months ended June 30, 2024.
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

As of June 30, 2024, we serve over 4,000 clients around the world. In education, we serve more than 2,950 institutions. In healthcare, we power more than 90 healthcare systems, including four of the top 10 healthcare systems in the United States ranked by hospital size as of December 31, 2023. In our newer payment verticals of travel and B2B payments, we have a growing portfolio of more than 1,100 clients as of June 30, 2024.

Our success in building our client base around the world and expanding utilization by our clients’ customers has allowed us to achieve significant scale. We enabled over $24.0 billion and approximately $11.8 billion in total payment volume during the year ended December 31, 2023 and six months ended June 30, 2024, respectively. We generated revenue of $403.1 million and $289.4 million for the years ended December 31, 2023 and 2022, respectively, and incurred net losses of $8.6 million and $39.3 million, respectively, for the same years. We generated revenue of $217.8 million and $179.2 million for the six months ended June 30, 2024 and 2023, respectively, and incurred net loss of $20.1 million and $20.5 million, respectively, for the same periods.

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

We had 1,281 full-time FlyMates as of June 30, 2024, compared to 1,073 full-time FlyMates as of June 30, 2023, an increase of 19.4%.

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

Recent Acquisition

In November 2023, we acquired all of the issued and outstanding shares of StudyLink for an estimated total aggregate purchase price of approximately $35.5 million, consisting of approximately $32.8 million in cash consideration, net of cash acquired and up to approximately $2.7 million in contingent consideration. The contingent consideration represents additional payments that we may be required to make in the future dependent on the successful achievement of revenue, volume, cross-selling and engineering implementation milestones, a portion of which can be paid in the form of cash or shares of common stock, at our option, and is subject to exchange rate fluctuation adjustment between the U.S. Dollar and Australian Dollar. Additional payments in the form of shares of common stock will be made based on the continuing employment of a key employee; accordingly, the fair value of $2.4 million, approximately 84,000 shares of common stock, have been excluded from the purchase consideration. During the three and six months ended June 30, 2024, we expensed $0.3 million and $0.6 million, respectively, in stock based compensation associated with retention of the key employee. StudyLink is an Australian-based SaaS education company that provides platforms to education providers to support their student admissions systems and processes, including features such as eligibility assessment, offer generation, recruitment agent and commission management and acceptance processing. The acquisition of StudyLink was intended to accelerate our growth in the Australian higher education market and enhance our value proposition to payers, universities and agents in the higher education ecosystem. StudyLink contributed $1.6 million and $3.7 million in platform revenue during the three and six months ended June 30, 2024, respectively.

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

Key Operating Metrics and Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States (GAAP), we use certain non-GAAP financial measures. The following table sets forth our key operating metrics and non-GAAP measures for the periods presented. All dollar amounts are rounded and as a result, certain amounts may not recalculate using the rounded amounts provided.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Total Payment Volume	$4,859.7	$4,089.9	$11,812.8	$9,758.1
Revenue	$103.7	$84.9	$217.8	$179.2
Revenue Less Ancillary Services	$99.9	$79.5	$210.1	$168.5
Gross Profit	$61.9	$48.8	$132.4	$107.0
Adjusted Gross Profit	$63.4	$50.5	$135.4	$110.3
Gross Margin	59.7%	57.5%	60.8%	59.7%
Adjusted Gross Margin	63.5%	63.5%	64.4%	65.5%
Net Loss	$(13.9)	$(16.8)	$(20.1)	$(20.5)
Adjusted EBITDA	$5.8	$(0.1)	$19.1	$6.8

For the three months ended June 30, 2024, transaction revenue and platform and other revenues represented 82.3% and 17.7% of our revenue, respectively. For the three months ended June 30, 2024, transaction revenue and platform and other revenues represented 85.2% and 14.8% of our total revenue less ancillary services, respectively. For the three months ended June 30, 2023, transaction revenue and platform and other revenues represented 78.8% and 21.2% of our revenue, respectively. For the three months ended June 30, 2023, transaction revenue and platform and other revenues represented 84.0% and 16.0% of our total revenue less ancillary services, respectively.

For the six months ended June 30, 2024, transaction revenue and platform and other revenues represented 82.9% and 17.1% of our revenue, respectively. For the six months ended June 30, 2024, transaction revenue and platform and other revenues represented 85.7% and 14.3% of our total revenue less ancillary services, respectively. For the six months ended June 30, 2023, transaction revenue and platform and other revenues represented 79.9% and 20.1% of our revenue, respectively. For the six months ended June 30, 2023, transaction revenue and platform and other revenues represented 84.6% and 15.4% of our total revenue less ancillary services, respectively.

For the three months ended June 30, 2024, our total payment volume was approximately $4.9 billion, consisting of $3.9 billion of total payment volume from transactions included in transaction revenue, and $1.0 billion of total payment volume from transactions included in platform and other revenues. For the three months ended June 30, 2023, our total payment volume was approximately $4.1 billion, consisting of $3.1 billion of total payment volume from transactions included in transaction revenue, and $1.0 billion of total payment volume from transactions included in platform and other revenues.

For the six months ended June 30, 2024, our total payment volume was approximately $11.8 billion, consisting of $8.9 billion of total payment volume from transactions included in transaction revenue, and $2.9 billion of total payment volume from transactions included in platform and other revenues. For the six months ended June 30, 2023, our total payment volume was approximately $9.8 billion, consisting of $6.9 billion of total payment volume from transactions included in transaction revenue, and $2.9 billion of total payment volume from transactions included in platform and other revenues.

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

Reconciliations of Non-GAAP Financial Measures

The tables below provide reconciliations of Revenue Less Ancillary Services, Adjusted Gross Profit, Adjusted Gross Margin, Revenue Less Ancillary Services at Constant Currency, EBITDA, Adjusted EBITDA and Non-GAAP Operating Expenses to the most comparable GAAP figure on a consolidated basis for the periods presented. All dollar amounts are rounded and as a result, certain amounts may not recalculate using the rounded amounts provided.

Revenue Less Ancillary Services, Adjusted Gross Profit and Adjusted Gross Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Revenue	$103.7	$84.9	$217.8	$179.2
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	(3.6)	(5.3)	(7.2)	(10.2)
Marketing fees	(0.2)	(0.1)	(0.5)	(0.5)
Revenue Less Ancillary Services	$99.9	$79.5	$210.1	$168.5
Payment processing services costs	39.9	33.8	81.5	67.7
Hosting and amortization costs within technology and development expenses	1.9	2.3	3.9	4.5
Cost of Revenue	$41.8	$36.1	$85.4	$72.2
Adjusted to:
Exclude printing and mailing costs	(3.6)	(5.3)	(7.2)	(10.2)
Offset marketing fees against related costs	(0.2)	(0.1)	(0.5)	(0.5)
Exclude depreciation and amortization	(1.5)	(1.7)	(3.0)	(3.3)
Adjusted Cost of Revenue	$36.5	$29.0	$74.7	$58.2
Gross Profit	$61.9	$48.8	$132.4	$107.0
Gross Margin	59.7%	57.5%	60.8%	59.7%
Adjusted Gross Profit	$63.4	$50.5	$135.4	$110.3
Adjusted Gross Margin	63.5%	63.5%	64.4%	65.5%

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(dollars in millions)	Transaction	Platform and other revenues	Revenue	Transaction	Platform and other revenues	Revenue
Revenue	$85.3	$18.4	$103.7	$66.8	$18.0	$84.9
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(3.6)	(3.6)	—	(5.3)	(5.3)
Marketing fees	(0.2)	—	(0.2)	(0.1)	—	(0.1)
Revenue Less Ancillary Services	$85.1	$14.8	$99.9	$66.7	$12.7	$79.5
Percentage of Revenue	82.3%	17.7%	100.0%	78.8%	21.2%	100.0%
Percentage of Revenue Less Ancillary Services	85.2%	14.8%	100.0%	84.0%	16.0%	100.0%

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(dollars in millions)	Transaction	Platform and other revenues	Revenue	Transaction	Platform and other revenues	Revenue
Revenue	$180.5	$37.3	$217.8	$143.1	$36.1	$179.2
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(7.2)	(7.2)	—	(10.2)	(10.2)
Marketing fees	(0.5)	—	(0.5)	(0.5)	—	(0.5)
Revenue Less Ancillary Services	$180.0	$30.1	$210.1	$142.6	$25.9	$168.5
Percentage of Revenue	82.9%	17.1%	100.0%	79.9%	20.1%	100.0%
Percentage of Revenue Less Ancillary Services	85.7%	14.3%	100.0%	84.6%	15.4%	100.0%

Revenue Less Ancillary Services at Constant Currency:

	Three Months Ended June 30,		Growth
(dollars in millions)	2024	2023	Rate
Revenue	$103.7	$84.9	22%
Ancillary services	(3.8)	(5.4)
Revenue Less Ancillary Services	99.9	79.5	26%
Effects of foreign currency rate fluctuations	$0.9	—
Revenue Less Ancillary Services at Constant Currency	$100.8	$79.5	27%

	Six Months Ended June 30,		Growth
(dollars in millions)	2024	2023	Rate
Revenue	$217.8	$179.2	22%
Ancillary services	(7.7)	(10.7)
Revenue Less Ancillary Services	210.1	168.5	25%
Effects of foreign currency rate fluctuations	$0.7	—
Revenue Less Ancillary Services at Constant Currency	$210.8	$168.5	25%

EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net loss	$(13.9)	$(16.8)	$(20.1)	$(20.5)
Interest expense	0.1	0.1	0.3	0.2
Interest income	(5.7)	(1.9)	(11.6)	(3.9)
Provision for income taxes	4.7	1.1	6.3	1.5
Depreciation and amortization	4.5	4.3	9.0	8.1
EBITDA	(10.3)	(13.2)	(16.1)	(14.6)
Stock-based compensation expense and related taxes	17.5	11.7	32.6	20.7
Change in fair value of contingent consideration	(0.4)	—	(0.9)	0.4
(Gain) loss from remeasurement of foreign currency	(1.0)	0.8	3.4	(0.7)
Indirect taxes related to intercompany activity	—	—	0.1	0.1
Acquisition related employee retention costs (1)	—	0.6	—	0.9
Adjusted EBITDA	$5.8	$(0.1)	$19.1	$6.8

(1)
Acquisition related employee retention costs consisted of costs incurred to retain and compensate WPM Group Ltd. (WPM) employees in connection with integration of the business. WPM was acquired on December 14, 2021.

Reconciliation of GAAP Operating Expenses to Non-GAAP Operating Expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
GAAP Technology and development	$15.8	$16.0	$32.6	$30.5
(-) Stock-based compensation expense and related taxes	(2.9)	(2.7)	(5.5)	(4.3)
(-) Depreciation and amortization	(1.7)	(2.3)	(3.6)	(4.0)
(-) Acquisition related employee retention costs	—	(0.6)	—	(0.7)
Non-GAAP Technology and development	$11.2	$10.4	$23.5	$21.5

GAAP Selling and marketing	$31.8	$27.3	$61.9	$51.7
(-) Stock-based compensation expense and related taxes	(4.9)	(3.5)	(9.0)	(6.1)
(-) Depreciation and amortization	(2.0)	(1.3)	(3.9)	(2.6)
(-) Acquisition related employee retention costs	—	—	—	(0.2)
Non-GAAP Selling and marketing	$24.9	$22.5	$49.0	$42.8

GAAP General and administrative	$32.0	$24.6	$63.6	$52.7
(-) Stock-based compensation expense and related taxes	(9.7)	(5.5)	(18.1)	(10.3)
(-) Depreciation and amortization	(0.8)	(0.7)	(1.5)	(1.5)
(-) Change in fair value of contingent consideration	0.4	—	0.9	(0.4)
Non-GAAP General and administrative	$21.9	$18.4	$44.9	$40.5

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

Impact of Inflation

Inflation did not have a material effect on our cash flows and results of operations during the three and six months ended June 30, 2024.

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

Business Continuity

In response to COVID-19 developments, we implemented measures to focus on the safety of our FlyMates and support of our clients, while at the same time seeking to mitigate the impact on our financial position and operations. We have implemented remote working capabilities for our entire organization and to date, there has been minimal disruption to our operations. As vaccination rates increased and the pandemic abated, we reopened our offices to the extent local requirements allowed, although FlyMates continue to have the flexibility to work remotely. With the ongoing conflict involving Israel, we continue to engage in active workforce planning to help Israeli FlyMates support the business without interruption and implement safety measures for FlyMates in Israel.

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

Interest Expense

Interest expense consists of interest, amortization of debt issuance costs and unused commitment fees on our 2024 Revolving Credit Facility and 2021 Revolving Credit Facility.

On February 23, 2024, we entered into our 2024 Revolving Credit Facility for a total commitment of $125.0 million. The 2024 Revolving Credit Facility replaced the 2021 Revolving Credit Facility of $50.0 million, which were entered into in July 2021, under which $50.0 million was available to Flywire as of December 31, 2023. As of June 30, 2024 and 2023, there was no outstanding indebtedness under the 2024 Revolving Credit Facility or 2021 Revolving Credit Facility.

Interest Income

Interest income consists of interest on cash held in interest bearing operating accounts, including money market funds, and investments in available-for-sale debt securities.

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

Results of Operations

Comparison of results for the three months ended June 30, 2024 and 2023

All dollar amounts in the tables below are rounded and as a result, certain amounts may not recalculate using the rounded amounts provided.

The following table sets forth our consolidated results of operations for periods presented:

	Three Months Ended June 30,
(dollars in millions)	2024	2023	$ Change	% Change
Revenue	$103.7	$84.9	$18.8	22.1%
Payment processing services costs	39.9	33.8	6.1	18.0%
Technology and development	15.8	16.0	(0.2)	(1.3)%
Selling and marketing	31.8	27.3	4.5	16.5%
General and administrative	32.0	24.6	7.4	30.1%
Total costs and operating expense	119.5	101.7	17.8	17.5%
Loss from operations	(15.8)	(16.8)	1.0	(6.0)%
Interest expense	(0.1)	(0.1)	0.0	—
Interest income	5.7	1.9	3.8	200.0%
Gain (loss) from remeasurement of foreign currency	1.0	(0.8)	1.8	(225.0)%
Total other income (expense), net	6.6	1.1	5.5	500.0%
Loss before provision for income taxes	(9.2)	(15.7)	6.5	(41.4)%
Provision for income taxes	4.7	1.1	3.6	327.3%
Net loss	(13.9)	(16.8)	2.9	(17.3)%
Foreign currency translation adjustment	0.2	2.4	(2.2)	(91.7)%
Unrealized losses on available-for-sale debt securities, net of taxes	(0.1)	—	(0.1)	100.0%
Comprehensive loss	$(13.7)	$(14.4)	$0.7	(4.9)%

Revenue

Revenue was $103.7 million for the three months ended June 30, 2024, compared to $84.9 million for the three months ended June 30, 2023, an increase of $18.8 million or 22.1%. Revenue is comprised of transaction revenue and platform and other revenues as follows:

	Three Months Ended June 30,
(dollars in millions)	2024	2023	$ Change	% Change
Transaction revenue	$85.3	$66.8	$18.5	27.7%
Platform and other revenues	18.4	18.0	0.4	2.2%
Revenue	$103.7	$84.9	$18.8	22.1%

Transaction revenue was $85.3 million for the three months ended June 30, 2024, compared to $66.8 million for the three months ended June 30, 2023, an increase of $18.5 million or 27.7%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes, from both our existing clients and new clients added during the three months ended June 30, 2024. We experienced strong growth in payment volume across all regions and verticals during the period. Total payment volume increased approximately 19% during the three months ended June 30, 2024 to $4.9 billion compared to the three months ended June 30, 2023.

Platform and other revenues were $18.4 million for the three months ended June 30, 2024, compared to $18.0 million for the three months ended June 30, 2023, an increase of $0.4 million or 2.2%. The increase in platform and other revenues was driven by the StudyLink acquisition, revenue from interest earned on funds held for customers in interest-bearing accounts and increase in platform products, offset by a decrease in revenue for printing and mailing and insurance products.

Payment Processing Services Costs

Payment processing services costs were $39.9 million for the three months ended June 30, 2024, compared to $33.8 million for the three months ended June 30, 2023, an increase of $6.1 million or 18.0%. The increase in payment processing services costs is correlated with the increase in total payment volume of 19% over the same period.

Technology and Development

Technology and development expenses were $15.8 million for the three months ended June 30, 2024, compared to $16.0 million for the three months ended June 30, 2023, a decrease of $0.2 million or 1.3%. The decrease in technology and development cost was primarily driven by a decrease in amortization expense and personnel costs, partially offset by an increase in stock-based compensation expense. Amortization of intangible assets was $1.5 million for the three months ended June 30, 2024, compared to $2.1 million for the three months ended June 30, 2023, a decrease of $0.6 million or 28.6%. The decrease in amortization expense was primarily due to a decrease in acquired technology.

Personnel costs were $9.7 million for the three months ended June 30, 2024 compared to $9.9 million for the three months ended June 30, 2023, a decrease of $0.2 million or 2.0%. The decrease in personnel costs was primarily driven by a decrease in retention bonus expense within our technology and development teams. Stock-based compensation expense was $2.8 million for the three months ended June 30, 2024, compared to $2.4 million for the three months ended June 30, 2023, an increase of $0.4 million or 16.7%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates.

Selling and Marketing

Selling and marketing expenses were $31.8 million for the three months ended June 30, 2024, compared to $27.3 million for the three months ended June 30, 2023, an increase of $4.5 million or 16.5%. The increase in selling and marketing expenses was primarily driven by an increase in personnel costs, stock-based compensation expense and amortization expense. Personnel costs were $16.5 million for the three months ended June 30, 2024, compared to $14.0 million for the three months ended June 30, 2023, an increase of $2.5 million or 17.9%. The increase in personnel costs was primarily driven by an increase in headcount within our selling and marketing teams and commissions earned on sales during the period. Stock-based compensation expense was $4.7 million for the three months ended June 30, 2024, compared to $3.3 million for the three months ended June 30, 2023, an increase of $1.4 million or 42.4%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates. Amortization of intangibles was $1.9 million for the three months ended June 30, 2024, compared to $1.3 million for the three months ended June 30, 2023, an increase of $0.6 million or 46.2%. The increase in amortization expense was due to acquired customer relationships related to the StudyLink acquisition.

General and Administrative

General and administrative expenses were $32.0 million for the three months ended June 30, 2024, compared to $24.6 million for the three months ended June 30, 2023, an increase of 7.4 million or 30.1%. The increase in general and administrative expenses was primarily driven by an increase in stock-based compensation expense, personnel costs and professional fees. Stock-based compensation expense was $9.6 million for the three months ended June 30, 2024, compared to $5.7 million for the three months ended June 30, 2023, an increase of $3.9 million or 68.4%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates. Personnel costs were $12.0 million for the three months ended June 30, 2024, compared to $10.1 million for the three months ended June 30, 2023, an increase of $1.9 million or 18.8%. The increase in personnel costs was primarily driven by an increase in headcount. Professional fees were $4.0 million for the three months ended June 30, 2024, compared to $2.6 million for the three months ended June 30, 2023, an increase of $1.4 million or 53.8%. The increase in professional fees was primarily due to an increase in legal, consulting and audit fees during the three months ended June 30, 20244 compared to the three months ended June 30, 2023.

Interest Expense

Interest expense remained constant at $0.1 million during the three months ended June 30, 2024 and 2023. As of June 30, 2024 and 2023, there was no outstanding indebtedness under the 2024 Revolving Credit Facility or 2021 Revolving Credit Facility. Interest expense consists primarily of amortization of debt issuance costs and unused commitment fees related to our 2024 Revolving Credit Facility and 2021 Revolving Credit Facility.

Interest Income

Interest income was $5.7 million for the three months ended June 30, 2024, compared to $1.9 million for the three months ended June 30, 2023, an increase of $3.8 million or 200.0%. The increase in interest income was primarily due to an increase in yield from higher market interest rates and an increase in our cash balance attributed to our follow-on public offering during the third quarter of 2023.

Gain (loss) from Remeasurement of Foreign Currency

Gain (loss) from remeasurement of foreign currency was $1.0 million for the three months ended June 30, 2024, compared to $(0.8) million for the three months ended June 30, 2023, an increase of $1.8 million or (225.0)%. The increase was primarily the result of the remeasurement of foreign currency transactions into the British pound sterling and impact of fluctuations in exchange rates during respective remeasurement periods.

Provision for Income Taxes

Provision for income taxes was $4.7 million during the three months ended June 30, 2024, compared to $1.1 million during the three months ended June 30, 2023, an increase of $3.6 million or 327.3%. The income tax provision for the three months ended June 30, 2024 and 2023 was primarily attributable to activity in our foreign subsidiaries and U.S. state taxes. Our effective tax rate was (50.8)% for the three months ended June 30, 2024 compared to (7.0)% for the three months ended June 30, 2023.

Comparison of results for the six months ended June 30, 2024 and 2023

All dollar amounts in the tables below are rounded and as a result, certain amounts may not recalculate using the rounded amounts provided.

The following table sets forth our consolidated results of operations for periods presented:

	Six Months Ended June 30,
(dollars in millions)	2024	2023	$ Change	% Change
Revenue	$217.8	$179.2	$38.6	21.5%
Payment processing services costs	81.5	67.7	13.8	20.4%
Technology and development	32.6	30.5	2.1	6.9%
Selling and marketing	61.9	51.7	10.2	19.7%
General and administrative	63.6	52.7	10.9	20.7%
Total costs and operating expense	239.5	202.6	36.9	18.2%
Loss from operations	(21.8)	(23.4)	1.6	(6.8)%
Interest expense	(0.3)	(0.2)	(0.1)	50.0%
Interest income	11.6	3.9	7.7	197.4%
(Loss) gain from remeasurement of foreign currency	(3.4)	0.7	(4.1)	(585.7)%
Total other income (expense), net	7.9	4.4	3.5	79.5%
Loss before provision for income taxes	(13.8)	(19.0)	5.2	(27.4)%
Provision for income taxes	6.3	1.5	4.8	320.0%
Net loss	(20.1)	(20.5)	0.4	(2.0)%
Foreign currency translation adjustment	(1.2)	2.1	(3.3)	(157.1)%
Unrealized losses on available-for-sale debt securities, net of taxes	(0.1)	—	(0.1)	100.0%
Comprehensive loss	$(21.3)	$(18.4)	$(2.9)	15.8%

Revenue

Revenue was $217.8 million for the six months ended June 30, 2024, compared to $179.2 million for the six months ended June 30, 2023, an increase of $38.6 million or 21.5%. Revenue is comprised of transaction revenue and platform and other revenues as follows:

	Six Months Ended June 30,
(dollars in millions)	2024	2023	$ Change	% Change
Transaction revenue	$180.5	$143.1	$37.4	26.1%
Platform and other revenues	37.3	36.1	1.2	3.3%
Revenue	$217.8	$179.2	$38.6	21.5%

Transaction revenue was $180.5 million for the six months ended June 30, 2024, compared to $143.1 million for the six months ended June 30, 2023, an increase of $37.4 million or 26.1%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes, from both our existing clients and new clients added during the six months ended June 30, 2024. We experienced strong growth in payment volume across all regions and verticals during the period. Total payment volume increased approximately 21% during the six months ended June 30, 2024 to $11.8 billion compared to the six months ended June 30, 2023.

Platform and other revenues were $37.3 million for the six months ended June 30, 2024, compared to $36.1 million for the six months ended June 30, 2023, an increase of $1.2 million or 3.3%. The increase in platform and other revenues was driven by the StudyLink acquisition, revenue from interest earned on funds held for customers in interest-bearing accounts and increase in platform products, offset by a decrease in revenue for printing and mailing and insurance products.

Payment Processing Services Costs

Payment processing services costs were $81.5 million for the six months ended June 30, 2024, compared to $67.7 million for the six months ended June 30, 2023, an increase of $13.8 million or 20.4%. The increase in payment processing services costs is correlated with the increase in total payment volume of 21% over the same period.

Technology and Development

Technology and development expenses were $32.6 million for the six months ended June 30, 2024, compared to $30.5 million for the six months ended June 30, 2023, an increase of $2.1 million or 6.9%. The increase in technology and development cost was primarily driven by an increase in stock-based compensation expense, personnel costs and software and hosting expenses, partially offset by a decrease in amortization expense. Stock-based compensation expense was $5.4 million for the six months ended June 30, 2024, compared to $4.0 million for the six months ended June 30, 2023, an increase of $1.4 million or 35.0%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates. Personnel costs were $20.3 million for the six months ended June 30, 2024 compared to $19.2 million for the six months ended June 30, 2023, an increase of $1.1 million or 5.7%. The increase in personnel costs was primarily driven by an increase in headcount within our technology and development teams. Software and hosting expenses were $3.0 million for the six months ended June 30, 2024, compared to $2.4 million for the six months ended June 30, 2023, an increase of $0.6 million or 25.0%. The increase in software and hosting expenses was primarily related to increased hosting fees based on payment volumes growth and additional software needs based on headcount growth. Amortization of intangible assets was $3.1 million for the six months ended June 30, 2024, compared to $3.8 million for the six months ended June 30, 2023, a decrease of $0.7 million or 18.4%. The decrease in amortization expense was primarily due to a decrease in acquired technology.

Selling and Marketing

Selling and marketing expenses were $61.9 million for the six months ended June 30, 2024, compared to $51.7 million for the six months ended June 30, 2023, an increase of $10.2 million or 19.7%. The increase in selling and marketing expenses was primarily driven by an increase in personnel costs, stock-based compensation expense and amortization expense. Personnel costs were $32.8 million for the six months ended June 30, 2024, compared to $27.7 million for the six months ended June 30, 2023, an increase of $5.1 million or 18.4%. The increase in personnel costs was primarily driven by an increase in headcount within our selling and marketing teams and commissions earned on sales during the period. Stock-based compensation expense was $8.6 million for the six months ended June 30, 2024, compared to $5.7 million for the six months ended June 30, 2023, an increase of $2.9 million or 50.9%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates. Amortization of intangibles was $3.8 million for the six months ended June 30, 2024, compared to $2.5 million for the six months ended June 30, 2023, an increase of $1.3 million or 52.0%. The increase in amortization expense was due to acquired customer relationships related to the StudyLink acquisition.

General and Administrative

General and administrative expenses were $63.6 million for the six months ended June 30, 2024, compared to $52.7 million for the six months ended June 30, 2023, an increase of $10.9 million or 20.7%. The increase in general and administrative expenses was primarily driven by an increase in stock-based compensation expense and personnel costs, partially offset by a decrease in change in the fair value of contingent consideration. Stock-based compensation was $17.9 million for the six months ended June 30, 2024, compared to $10.3 million for the six months ended June 30, 2023, an increase of $7.6 million or 73.8%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates. Personnel costs were $25.1 million for the six months ended June 30, 2024, compared to $20.7 million for the six months ended June 30, 2023, an increase of $4.4 million or 21.3%. The increase in personnel costs was primarily driven by an increase in headcount. Change in the fair value of contingent consideration was $(0.9) million for the six months ended June 30, 2024, compared to $0.4 million for the six months ended June 30, 2023, a decrease of $1.3 million or 325.0%. The decrease in contingent consideration was due to an adjustment made to the fair value of contingent consideration related to the StudyLink acquisition.

Interest Expense

Interest expense was $0.3 million for the six months ended June 30, 2024, compared to $0.2 million for the six months ended June 30, 2023, an increase of $0.1 million or 50.0%. As of June 30, 2024 and 2023, there was no outstanding indebtedness under the 2024 Revolving Credit Facility or 2021 Revolving Credit Facility. Interest expense consists primarily of amortization of debt issuance costs and unused commitment fees related to our 2024 Revolving Credit Facility and 2021 Revolving Credit Facility.

Interest Income

Interest income was $11.6 million for the six months ended June 30, 2024, compared to $3.9 million for the six months ended June 30, 2023, an increase of $7.7 million or 197.4%. The increase in interest income was primarily due to an increase in yield from higher market interest rates and an increase in our cash balance attributed to our follow-on public offering during the third quarter of 2023.

(Loss) gain from Remeasurement of Foreign Currency

(Loss) gain from remeasurement of foreign currency was $(3.4) million for the six months ended June 30, 2024, compared to $0.7 million for the six months ended June 30, 2023, an increase of $4.1 million or 585.7%. The increase was primarily the result of the remeasurement of foreign currency transactions into the British pound sterling and impact of fluctuations in exchange rates during respective remeasurement periods.

Provision for Income Taxes

Provision for income taxes was $6.3 million during the six months ended June 30, 2024, compared to $1.5 million during the six months ended June 30, 2023, an increase of $4.8 million or 320.0%. The income tax provision for the six months ended June 30, 2024 and 2023 was primarily attributable to activity in our foreign subsidiaries and U.S. state taxes. Our effective tax rate was (45.6)% for the six months ended June 30, 2024, compared to (8.0)% for the six months ended June 30, 2023.

Liquidity and Capital Resources

As of June 30, 2024, our principal source of liquidity is cash and cash equivalents of $539.3 million, short-term available-for-sale debt securities of $31.7 million and the available undrawn balance under our 2024 Revolving Credit Facility of $125.0 million. Cash equivalents is comprised primarily of money market funds and bank deposits. Our short-term available-for-sale debt securities are comprised of corporate bonds, U.S. Government obligations and asset backed securities.

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

Cash Flows

The following table sets forth a summary of our cash flow information for the periods presented:

	Six Months Ended June 30,
(in millions)	2024	2023
Net cash used in operating activities	$(57.4)	$(25.7)
Net cash used in investing activities	(62.2)	(3.5)
Net cash provided by financing activities	3.9	5.7
Effect of exchange rate changes on cash and cash equivalents	0.5	0.3
Net decrease in cash and cash equivalents	$(115.3)	$(23.1)

Operating Activities

Net cash used in operating activities consists of net loss adjusted for certain non-cash items and changes in other assets and liabilities.

During the six months ended June 30, 2024, cash used in operating activities of $57.4 million was primarily the result of net loss of $20.1 million adjusted for non-cash expenses of $38.8 million, which primarily include stock-based compensation expenses of $31.9 million and depreciation and amortization of $8.5 million, offset by changes in our operating assets and liabilities of $76.1 million.

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

Investing Activities

During the six months ended June 30, 2024, cash used in investing activities of $62.2 million was the result of approximately $58.5 million of purchase of short-term and long-term investments, $3.3 million of capitalization of internally developed software and $0.6 million of purchase of property and equipment, offset by approximately $0.2 million from the proceeds from the sale of long-term investments.

During the six months ended June 30, 2023, cash used in investing activities of $3.5 million was the result of $2.8 million of capitalization of internally developed software costs and $0.7 million of purchase of property and equipment.

Financing Activities

During the six months ended June 30, 2024, cash provided by financing activities of $3.9 million was the result of proceeds from exercise of stock options of approximately $3.2 million, proceeds from issuance of stock under the ESPP of $1.4 million, offset by payments of debt issuance costs of $0.8 million.

During the six months ended June 30, 2023, cash provided by financing activities of $5.7 million was the result of proceeds from exercise of stock options of $6.0 million and proceeds from issuance of stock under the ESPP of $0.9 million, offset by payments for contingent consideration of $1.2 million related to our acquisition of Cohort Solutions Pty Ltd. in 2022.

As of June 30, 2024 and 2023, there was no outstanding indebtedness under the 2024 Revolving Credit Facility and the 2021 Revolving Credit Facility.

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

Interest Rate Risk

We are exposed to interest rate risk relating to our cash and cash equivalents and available-for-sale debt securities. We hold cash in both non-interest and interest-bearing bank accounts. Our corporate investment portfolio consists primarily of money market funds, which are AAA-rated and comprised of liquid, high quality debt securities issued by the U.S. government and investments in available-for-sale corporate bonds, U.S. government obligations and asset-backed debt securities. An immediate 10% increase or decrease in interest rates would not have a material effect on our financial position, resulting of operations or cash flows.

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

As of June 30, 2024 and December 31, 2023, there was no outstanding indebtedness under the 2024 Revolving Credit Facility and 2021 Revolving Credit Facility. An immediate 10% increase or decrease in interest rates would not have a material effect on our financial position, results of operations or cash flows.

Information provided by the sensitivity analysis is not a prediction of future events and does not necessarily represent the actual changes that would occur.

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

Our cash flows and operating results may also be impacted by fluctuations in foreign currency exchange rates between the U.S. Dollar and various currencies, in particular the British Pound. The value of our revenue and profits in local currencies may be worth more or less in U.S. Dollars due to a strengthening or weakening, respectively, of those currencies against the U.S. Dollar. For example, as the U.S. Dollar strengthened against several currencies, including the British Pound, relative to the same quarter in the prior year, these foreign exchange impacts reduced our reported revenue in U.S. Dollars by approximately $0.9 million compared to the quarter ended June 30, 2024 on a constant currency basis.

Fluctuations in foreign currency exchange rates may also impact the value of assets and liabilities denominated in currencies other than the functional currencies of our entities. Our reporting currency and the functional currency of our subsidiaries, with the exception of our U.K. and Australian subsidiaries, is the U.S. Dollar. The functional currency for our U.K. and Australian subsidiaries is the local currency, or British Pound and Australian Dollar, respectively. Financial statements of our foreign subsidiaries are translated from local currency into U.S. Dollars using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates in effect during the period for revenue and expenses. Resulting translation adjustments are included as a component of accumulated other comprehensive income in our condensed consolidated balance sheets. Gains and losses from the remeasurement of foreign currencies into functional currencies are recognized in the condensed consolidated statements of operations and comprehensive loss. A potential change in foreign exchange rates of 10% from such remeasurement would have impacted loss before income taxes by approximately $16.8 million and $19.9 million at June 30, 2024 and December 31, 2023, respectively.

Inflation Risk

Inflation did not have a material effect on our cash flows and results of operations during the three or six months ended June 30, 2024. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increase in prices of our product offerings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial and Accounting Officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a 15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a- 15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 28, 2024, Plaintiff Aaron Jones (Plaintiff), on behalf of himself and all similarly situated stockholders of Flywire, filed a putative class action complaint styled Aaron Jones v. Alex Finkelstein, et al., 2024-0178-JTL (Del. Ch.) (the Action), against Flywire and its directors (collectively, Defendants) alleging breaches of fiduciary duty in connection with the approval, adoption, and maintenance of certain provisions in Flywire’s Amended and Restated Bylaws, effective May 28, 2021 (the Bylaws). Flywire and the director defendants do not believe the Bylaws required amendment under applicable law and deny that any breach of fiduciary duties or other wrongful conduct occurred, and solely to avoid the costs, distractions, and uncertainties inherent in litigation, on March 15, 2024, amended the Bylaws, which mooted Plaintiff’s claims. On March 27, 2024, the Court entered an Order dismissing the Action with prejudice as to Plaintiff and without prejudice as to any actual or potential claims of any other members of the putative class, retaining jurisdiction solely for the purpose of determining Plaintiff’s counsel’s application for attorneys’ fees and reimbursement of expenses (the Fee Application). To avoid the time and expense of continued litigation, the parties agreed to resolve the Fee Application in exchange for a payment by Flywire of $435,000 to Plaintiff’s counsel.

In the course of implementing geolocation data-based sanctions screening measures, we identified certain payments which, based on geolocation data and other factors, appear to have been initiated from Cuba, Iran, Syria or the Crimea region of Ukraine, in potential violation of applicable sanctions regimes. Although Flywire continues to evaluate whether these or other transactions constitute potential violations of OFAC sanctions (including whether certain of these payments may have been authorized by general licenses or license exemptions under the relevant sanctions regulations), in August 2023, Flywire made a voluntary submission to OFAC to report the potential violations, and in April 2024 furnished a supplemental submission to OFAC. Flywire is currently engaging with OFAC to resolve these matters. Based upon the results of the internal investigation completed to date, we do not believe that the amount of any loss incurred as a result of this matter would be material to our business, financial condition, results of operations or cash flows.

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

We were incorporated in 2009 and although we have generated net income in prior periods, we incurred a net loss in the year ended December 31, 2023, have incurred net losses in the past, and may continue to incur net losses in the future. We generated net losses of $8.6 million and $39.3 million for the years ended December 31, 2023 and 2022, respectively, and $20.1 million during the six months ended June 30, 2024. In addition, as of June 30, 2024, we had an accumulated deficit of $193.9 million. We have experienced significant revenue growth in recent periods and we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our solutions, including introducing new functionality, and to expand our marketing programs and sales teams to drive new client adoption, expand strategic partner integrations, and support international and industry expansion. Our operating results are also impacted by the mix of our revenue generated from our different revenue sources, which include transaction revenue and platform and other fee revenue. Changes in our revenue mix from quarter to quarter, including those derived from cross-border or domestic currency transactions, will impact our margins, and we may not be able to grow our gross margin adequately to achieve or sustain profitability. In addition, the mix of payment methods utilized by our clients’ customers may have an impact on our margins given that our costs associated with certain payment methods, such as credit cards, are higher than other payment methods accepted by our solutions, such as bank transfers. Due to the cross-border nature of much of our business, fluctuations in foreign currency exchange rates, slowdowns in international mobility and other regional considerations may affect our operating results. We will also face increased compliance and security costs associated with growth, the expansion of our client base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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

•
the seasonality of our business;
•
failure to successfully manage or integrate any acquisitions, including our most recent acquisitions of StudyLink and Invoiced;
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

A majority of the total payment volume we have historically processed is cross-border payments denominated in many foreign currencies, which subjects us to foreign currency risk. The strengthening or weakening of the U.S. dollar versus these foreign currencies impacts the translation of our net revenues generated in these foreign currencies into the U.S. dollar. For example, as the U.S. Dollar strengthened against several currencies, including the British Pound, relative to the same quarter in the prior year, these foreign exchange impacts reduced our reported revenue in U.S. Dollars by approximately $0.9 million compared to the quarter ended June 30, 2023 on a constant currency basis. In connection with providing our solutions in multiple currencies, we may face financial exposure if we are unable to implement appropriate hedging strategies, negotiate beneficial foreign exchange rates, or as a result of fluctuations in foreign exchange rates between the times that we set them. We also have foreign exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. We also incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of our expenses being higher which may not be offset by additional revenue earned in the local currency. This could have a negative impact on our reported results of operations.

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

Events like regional or larger scale conflicts, war or other military conflict, including the conflicts between Russia and Ukraine, and Israel and Hamas, terrorist attacks, mass shooting incidents, natural disasters, such as hurricanes, earthquakes, fires, droughts, floods and volcanic activity, including events resulting from climate change, and travel-related health events, such as the COVID-19 pandemic, have had a negative impact on the travel industry and affect travelers’ behavior by limiting their ability or willingness to visit certain locations. In addition, the travel industry can be negatively impacted by adverse economic conditions in the United States and globally, including economic slowdown and inflation. We are not in a position to evaluate the net effect of these circumstances on our business as these events are largely unpredictable; however, we believe there has been negative impact to our business due to such events. Furthermore, in the longer term, our business might be negatively affected by financial pressures on or changes to the travel industry. For example, certain jurisdictions, particularly in Europe, have implemented or are considering implementing regulations intended to address the issue of “overtourism” including by restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas, such as by restricting construction of new hotels or the renting of homes or apartments. Such regulations could adversely affect travel and the volume of travel related payments that we process for our clients. There are also recent reports in Europe of hostility towards tourists that may depress international travel. The United States has implemented or proposed, or is considering, various travel restrictions and actions that could affect U.S. trade policy or practices, which could also adversely affect travel to or from the United States. If such events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business. The payment volume from our travel vertical represents less than 10% of our total payment volume. Because we seek to grow the payment volume and the revenue from this vertical in the future, failure to grow our payment volume and resulting revenue from this industry, may have an adverse effect on our business, operating results and financial condition.

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

For example, on February 24, 2022, Russian military forces invaded Ukraine, and continued conflict and disruption in the region is likely, and on October 7, 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. On October 8, 2023, Israel formally declared war on Hamas, and thereafter commenced military operations against Hamas and the armed conflict is ongoing as of the date of this filing, with Israel and Iran recently exchanging missile attacks. Although the length, impact and outcome of the ongoing conflicts in Ukraine and Israel are highly unpredictable, these conflicts could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as an increase in cyberattacks and espionage.

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

For the year ended December 31, 2023, we processed over $24.0 billion in payments on our solutions, compared to approximately $18.1 billion for the year ended December 31, 2022. For the six months ended June 30, 2024, we processed approximately $11.8 billion in payments on our solutions. We have grown rapidly and seek to continue to grow, and our business is subject to the risk of financial losses as a result of chargebacks for client-related losses, credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors in our solutions. As a provider of accounts receivable and other payment solutions, we enable the transfer of funds to our clients from their customers. Software errors in our solutions, including as a result of ordinary course updates to our software and systems, and operational errors by our FlyMates and business partners may also expose us to losses. In our business model, subject to certain exceptions, we function as a merchant of record in connection with the receipt of payments by our clients’ customers, which subjects us to chargeback risk in the event a client’s customer cancels or otherwise does not receive the services for which such customer paid. Although our client contracts allow us to pass such chargeback risk to our client, if a client has gone out of business, we are unable to collect on the chargeback and will bear the economic loss, which can negatively impact our business.

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

Our marketable securities portfolio is subject to credit, liquidity, market, and interest rate risks that could cause its value to decline significantly and materially adversely affect our business, financial condition, results of operations, and prospects.

We maintain an investment portfolio of marketable securities. These investments are subject to general credit, liquidity, market, and interest rate risks that can affect the income that we receive from our investments, the net realizable value of our investments, and our ability to sell them, which may be exacerbated by market downturns or events that affect global financial markets. As a result, we may experience a significant decline in value or loss of liquidity of our investments, which could materially adversely affect our business, financial condition, results of operations, and prospects. We attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio’s overall risk profile, but the value of our investments may nevertheless decline. To the extent that we increase the amount of our security investments in the future, these risks could be exacerbated.

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

In February 2024, Change Healthcare (a part of UnitedHealth Group (UHG)) reported that it had been subject to a cyberattack, which resulted in electronic payments and medical claims not being processed by UHG through its claims clearinghouse. Providers that we serve have now come back online or have switched to other methods of submission in response to this cyberattack and its lingering effects. As a result, adverse effects of this cyberattack are not expected to continue impacting businesses involved in patient payments in the third and fourth quarter of 2024. Any continuation of these or other impacts caused by this or other cyberattacks may negatively affect our financial position, results of operations and cash flows.

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

Any acquisitions we undertake or have recently completed, including the acquisition of StudyLink in November 2023, and Invoiced in August 2024, will likely be accompanied by business risks which may include, among other things:

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

We use public cloud hosting with Amazon Web Services (AWS) and depend on AWS’ ability to protect their data centers against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. Our operations depend on protecting the cloud infrastructure hosted by AWS by maintaining the configuration, architecture, and interconnection specifications, as well as the information stored in these virtual data centers and transmitted by third-party internet service providers. In limited occasions, we have experienced service disruptions in the past, and may experience interruptions or delays in our solutions in the future. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data storage services we use. Although we have disaster recovery plans that utilize various data storage locations, any incident affecting our data storage or internet service providers’ infrastructure that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, war or other military conflict, including an escalation of the conflict between Russia and Ukraine, terrorist attacks, negligence, and other similar events beyond our control could negatively affect our solutions. Additionally, in July 2024, a software update by CrowdStrike Holdings, Inc., a cybersecurity technology company, causing widespread crashes of Windows systems into which it was integrated, including certain Windows systems used by our vendors and customers. As of the date of this Quarterly Report on Form 10-Q, we have not experienced any significant impacts as a result of the CrowdStrike software update, but we could in the future experience similar software-induced interruptions to our operations. Any prolonged service disruption affecting our solutions could damage our reputation with current and potential clients, expose us to liability, cause us to lose clients, or otherwise harm our business. In the event of damage or interruption to our solutions, our insurance policies may not adequately compensate us for any losses that we may incur.

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

Certain of our subsidiaries are registered with the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (FinCEN). Our subsidiary Flywire Global Corp. has obtained licenses to operate as a money transmitter (or the statutory equivalent) in 44 U.S. jurisdictions, and is in the process of applying for a license in, to the best of our knowledge, all U.S. states and territories where such licensure or registration is required in order to be able to offer additional business lines in the future. As a licensed money transmitter, we are (and in the states where we are awaiting licensure, will be) subject to obligations and restrictions with respect to the investment of client funds, reporting requirements, bonding requirements, minimum capital requirements, and inspection by state regulatory agencies concerning various aspects of our business. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our solutions are considered money transmission, are matters of regulatory interpretation and could change over time. In addition, there are substantial costs involved in maintaining and renewing our licenses, certifications, and approvals, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, AML, CFT, capitalization, corporate governance, or other requirements of such licenses.

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

We are currently required to comply with U.S. economic and trade sanctions administered OFAC and we have processes in place to comply with the OFAC regulations as well as similar requirements in the foreign jurisdictions in which we already operate. As part of our compliance efforts, we scan our clients and their customers against watch lists promulgated by OFAC and certain other international agencies. Our application can be accessed from nearly anywhere in the world, and if our service is accessed from a sanctioned country or otherwise accessed or used in violation of applicable trade and economic sanctions, we could be subject to fines or other enforcement actions. In the course of implementing geolocation data-based sanctions screening measures, we identified certain payments which, based on geolocation data and other factors, appear to have been initiated from Cuba, Iran, Syria or the Crimea region of Ukraine, in potential violation of applicable sanctions regimes. We have made a voluntary submission to OFAC in August 2023 to report the potential violations, and filed an additional submission in April 2024. Flywire is currently engaging with OFAC to resolve these matters. Although the internal investigation completed to date suggests that any loss incurred as a result of this matter would not be material to our business, if OFAC ultimately concludes any violation has occurred in connection with these or other transactions, it could result in penalties, fines, costs, and restrictions on our ability to do business, which could also harm our operating results.

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

As of June 30, 2024, we had U.S. federal NOL carryforwards of approximately $39.9 million and state NOL carryforwards of approximately $81.8 million. The federal and material state NOL carryforwards will begin to expire in 2030 and 2024, respectively. In general, under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations.

During 2022, the Company completed a Section 382 study and as a result of the ownership changes identified, $1.6 million of Flywire’s NOLs and $0.2 million of Simplee’s NOLs will expire unutilized, assuming sufficient taxable income is generated in the future. The Company completed its refresh of the Section 382 study as of June 30, 2024, and there is no additional limitations in using Federal and State NOL carryforwards.

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

We are actively engaged in the ongoing costly and challenging process of complying with Section 404. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

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
•
political or social unrest, war or other military conflict, including an escalation of the conflict between Russia and Ukraine, or between Israel and Hamas (or other combatants in the region), respectively, economic instability, repression, or human rights issues;
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

We cannot guarantee that our share repurchase program will be fully implemented or that it will enhance stockholder value, and share repurchases could affect the price of our common stock.

In August 2024, we announced that our Board of Directors authorized a share repurchase program, or the Share Repurchase Program, pursuant to which we may, from time to time, purchase shares of our Voting and Non-voting common stock for an aggregate purchase price not to exceed $150 million. Repurchases under the Share Repurchase Program may be made through a variety of methods and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors. The timing, pricing, and size of share repurchases will depend on a number of factors, including price, corporate and regulatory requirements, and general market and economic conditions. The Share Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares, and may be suspended or discontinued by our Board of Directors at any time, which may result in a decrease in the price of our common stock.

Repurchases under the Share Repurchase Program will decrease the number of outstanding shares of our common stock and therefore could affect the price of our common stock and increase its volatility. The existence of the Share Repurchase Program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could reduce the market liquidity for our common stock. Repurchases under the Share Repurchase Program will diminish our cash reserves, which could impact our ability to further develop our business and service our indebtedness. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our common stock price. Although the Share Repurchase Program is intended to enhance long-term stockholder value, short-term price fluctuations could reduce the program’s effectiveness.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We had a total of 123,233,953 shares of our voting common stock and 1,873,320 shares of our non-voting common stock outstanding as of June 30, 2024. Other than shares held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 under the

Securities Act and various vesting agreements, these shares of common stock generally are freely tradable without restrictions or further registration under the Securities Act.

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

As of June 30, 2024, our current executive officers, directors and the holders of more than 5% of our outstanding voting and non-voting common stock, in the aggregate, beneficially owned a significant percentage of our outstanding voting and non-voting common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Repurchase Program

On August 6, 2024 we announced a share repurchase program of up to $150 million of outstanding voting and non-voting common stock for an indefinite period as part of our capital deployment strategy (Repurchase Program).

Repurchases under the Repurchase Program may be made from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions, including Rule 10b-18. The timing, value and number of shares repurchased will be determined in our discretion and will be based on various factors, including an evaluation of current and future capital needs, current and forecasted cash flows, our capital structure, cost of capital and prevailing stock prices, general market and economic conditions, applicable legal requirements, and compliance with covenants in our credit facility that may limit share repurchases based on defined leverage ratios. The Repurchase Program does not obligate us to purchase a specific number of, or any, shares. The Repurchase Plan does not expire and may be modified, suspended or terminated at any time without notice at our discretion.

Rule 10b5-1 Trading Plans

During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company “adopted” or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K, as previously disclosed in Part II, Item 9B. included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

FLYWIRE CORPORATION

Date: August 6, 2024	By:	/s/ Michael Massaro
Michael Massaro
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Cosmin Pitigoi
Cosmin Pitigoi
Chief Financial Officer
(Principal Financial and Accounting Officer)