Form 10-Q
period 2024-09-30
Flywire Corp
filed 2024-11-07
CIK 1580560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, the registrant had 122,543,757 shares of voting common stock, $0.0001 par value per share, outstanding and 1,873,320 shares of non-voting common stock $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (Amounts in thousands, except par value per share and share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$565,035	$654,608
Short-term investments	116,091	—
Accounts receivable, net of allowance of $384 and $507, respectively	27,510	18,215
Unbilled receivables, net of allowance of $27 and $27, respectively	11,659	10,689
Funds receivable from payment partners	130,391	113,945
Prepaid expenses and other current assets	24,847	18,227
Total current assets	875,533	815,684
Long-term investments	40,357	—
Property and equipment, net	17,684	15,134
Intangible assets, net	126,966	108,178
Goodwill	156,292	121,646
Other assets	23,200	19,089
Total assets	$1,240,032	$1,079,731
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,182	$12,587
Funds payable to clients	298,239	210,922
Accrued expenses and other current liabilities	46,227	43,315
Deferred revenue	7,692	6,968
Total current liabilities	375,340	273,792
Deferred tax liabilities	15,573	15,391
Other liabilities	5,874	4,431
Total liabilities	396,787	293,614
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023; and no shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Voting common stock, $0.0001 par value; 2,000,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 126,156,494 shares issued and 122,575,857 shares outstanding as of September 30, 2024; 123,010,207 shares issued and 120,695,162 shares outstanding as of December 31, 2023	13	11
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 1,873,320 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	1
Treasury voting common stock, 3,580,637 and 2,315,045 shares as of September 30, 2024 and December 31, 2023, respectively, held at cost	(23,851)	(747)
Additional paid-in capital	1,016,349	959,302
Accumulated other comprehensive income	5,705	1,320
Accumulated deficit	(154,971)	(173,770)
Total stockholders’ equity	843,245	786,117
Total liabilities and stockholders’ equity	$1,240,032	$1,079,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited) (Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$156,815	$123,323	$374,594	$302,549
Costs and operating expenses:
Payment processing services costs	54,557	42,900	136,106	110,559
Technology and development	16,695	14,591	49,266	45,130
Selling and marketing	34,228	27,084	96,082	78,791
General and administrative	31,065	26,862	94,620	79,559
Total costs and operating expenses	136,545	111,437	376,074	314,039
Income (loss) from operations	$20,270	$11,886	$(1,480)	$(11,490)
Other income (expense):
Interest expense	(128)	(99)	(403)	(280)
Interest income	4,970	3,841	16,568	7,711
Gain (loss) from remeasurement of foreign currency	5,457	(4,233)	2,079	(3,518)
Total other income (expense), net	10,299	(491)	18,244	3,913
Income (loss) before (benefit from) provision for income taxes	30,569	11,395	16,764	(7,577)
(Benefit from) provision for income taxes	(8,327)	752	(2,035)	2,276
Net income (loss)	$38,896	$10,643	$18,799	$(9,853)
Other comprehensive income (loss):
Foreign currency translation adjustment	4,904	(2,581)	3,736	(499)
Unrealized gains on available-for-sale debt securities, net of taxes	702	—	649	—
Total other comprehensive income (loss)	5,606	(2,581)	4,385	(499)
Comprehensive income (loss)	$44,502	$8,062	$23,184	$(10,352)
Net income (loss) attributable to common stockholders – basic and diluted	$38,896	$10,643	$18,799	$(9,853)
Net income (loss) per share attributable to common stockholders – basic	$0.31	$0.09	$0.15	$(0.09)
Net income (loss) per share attributable to common stockholders – diluted	$0.30	$0.08	$0.15	$(0.09)
Weighted average common shares outstanding – basic	124,887,591	116,492,191	124,204,873	112,495,539
Weighted average common shares outstanding – diluted	129,155,010	125,480,393	129,321,537	112,495,539

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited) (Amounts in thousands, except share amounts)

	Three Months Ended September 30, 2024
	Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2024	125,528,991	$11	1,873,320	$1	(2,295,038)	$(741)	$997,057	$99	$(193,867)	$802,560
Issuance of common stock upon exercise of stock options	164,287	2	—	—	—	—	727	—	—	729
Issuance of common stock upon settlement of restricted stock units	341,699	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	121,517	—	—	—	—	—	1,693	—	—	1,693
Common stock repurchased	—	—	—	—	(1,291,252)	(23,112)	—	—	—	(23,112)
Issuance of treasury stock	—	—	—	—	5,653	2	(2)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	4,904	—	4,904
Unrealized gains on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	702	—	702
Stock-based compensation	—	—	—	—	—	—	16,873	—	—	16,873
Net income	—	—	—	—	—	—	—	—	38,896	38,896
Balances at September 30, 2024	126,156,494	$13	1,873,320	$—	(3,580,637)	$(23,851)	$1,016,349	$5,705	$(154,971)	$843,245

	Three Months Ended September 30, 2023
	Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at June 30, 2023	112,229,190	$10	1,873,320	$1	(2,317,722)	$(748)	$677,343	$170	$(185,700)	$491,076
Issuance of common stock in connection with public offering, net of underwriter discounts and commissions	8,500,000	1	—	—	—	—	261,119	—	—	261,120
Costs incurred in connection with public offering	—	—	—	—	—	—	(1,058)	—	—	(1,058)
Issuance of common stock upon exercise of stock options	669,158	—	—	—	—	—	2,474	—	—	2,474
Issuance of common stock upon settlement of restricted stock units	198,084	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	89,826	—	—	—	—	—	1,827	—	—	1,827
Issuance of common stock for retention bonus	14,166	—	—	—	—	—	497	—	—	497
Foreign currency translation adjustment	—	—	—	—	—	—	—	(2,581)	—	(2,581)
Stock-based compensation	—	—	—	—	—	—	11,320	—	—	11,320
Net income	—	—	—	—	—	—	—	—	10,643	10,643
Balances at September 30, 2023	121,700,424	$11	1,873,320	$1	(2,317,722)	$(748)	$953,522	$(2,411)	$(175,057)	$775,318

___________________________

* All dollar amounts are rounded and as a result, certain amounts may not recalculate using the rounded amounts provided.

	Nine Months Ended September 30, 2024
	Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2023	123,010,207	$11	1,873,320	$1	(2,315,045)	$(747)	$959,302	$1,320	$(173,770)	$786,117
Issuance of common stock upon exercise of stock options	1,468,660	2	—	—	—	—	3,954	—	—	3,956
Issuance of common stock upon settlement of restricted stock units	1,470,048	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	193,413	—	—	—	—	—	3,108	—	—	3,108
Issuance of common stock for retention bonus	14,166	—	—	—	—	—	324	—	—	324
Common stock repurchased	—	—	—	—	(1,291,252)	(23,112)	—	—	—	(23,112)
Issuance of treasury stock	—	—	—	—	25,660	8	(8)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	3,736	—	3,736
Unrealized gains on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	649	—	649
Stock-based compensation	—	—	—	—	—	—	49,668	—	—	49,668
Net income	—	—	—	—	—	—	—	—	18,799	18,799
Balances at September 30, 2024	126,156,494	$13	1,873,320	$—	(3,580,637)	$(23,851)	$1,016,349	$5,705	$(154,971)	$843,245

	Nine Months Ended September 30, 2023
	Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	109,790,702	$10	1,873,320	$1	(2,317,722)	$(748)	$649,756	$(1,912)	$(165,204)	$481,903
Issuance of common stock in connection with public offering, net of underwriter discounts and commissions	8,500,000	1	—	—	—	—	261,119	—	—	261,120
Costs incurred in connection with public offering	—	—	—	—	—	—	(1,058)	—	—	(1,058)
Issuance of common stock upon exercise of stock options	2,202,357	—	—	—	—	—	8,518	—	—	8,518
Issuance of common stock upon settlement of restricted stock units	1,019,809	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	145,058	—	—	—	—	—	2,691	—	—	2,691
Issuance of common stock for retention bonus	42,498	—	—	—	—	—	1,196	—	—	1,196
Foreign currency translation adjustment	—	—	—	—	—	—	—	(499)	—	(499)
Stock-based compensation	—	—	—	—	—	—	31,299	—	—	31,299
Net loss	—	—	—	—	—	—	—	—	(9,853)	(9,853)
Balances at September 30, 2023	121,700,424	$11	1,873,320	$1	(2,317,722)	$(748)	$953,522	$(2,411)	$(175,057)	$775,318

__________________________

* All dollar amounts are rounded and as a result, certain amounts may not recalculate using the rounded amounts provided.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (Amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$18,799	$(9,853)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,709	11,774
Stock-based compensation expense	48,396	31,299
Amortization of deferred contract costs	826	367
Change in fair value of contingent consideration	(988)	380
Deferred tax benefit	(6,600)	(896)
Provision for uncollectible accounts	(124)	525
Non-cash interest expense	184	242
Accretion of discounts on investments, net of amortization of premiums	(1,051)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,058)	(4,979)
Unbilled receivables	(970)	(1,511)
Funds receivable from payment partners	(16,446)	(17,529)
Prepaid expenses, other current assets and other assets	(7,184)	(4,536)
Funds payable to clients	87,318	8,163
Accounts payable, accrued expenses and other current liabilities	8,445	10,148
Contingent consideration	—	(467)
Other liabilities	(1,017)	(882)
Deferred revenue	(312)	(1,368)
Net cash provided by operating activities	132,927	20,877
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(45,438)	—
Purchase of short-term and long-term investments	(160,629)	—
Proceeds from the maturity and sale of short-term and long-term investments	5,879	—
Capitalization of internally developed software	(4,581)	(4,148)
Purchases of property and equipment	(823)	(943)
Net cash used in investing activities	(205,592)	(5,091)
Cash flows from financing activities:
Proceeds from issuance of common stock under public offering, net of underwriter discounts and commissions	—	261,119
Payments of costs related to public offering	—	(447)
Contingent consideration paid for acquisitions	—	(1,207)
Payment of long-term debt issuance costs	(783)	—
Proceeds from the issuance of stock under Employee Stock Purchase Plan	3,108	2,691
Proceeds from exercise of stock options	3,956	8,519
Common stock repurchased	(22,883)	—
Net cash (used in) provided by financing activities	(16,602)	270,675
Effect of exchange rates changes on cash and cash equivalents	(306)	567
Net (decrease) increase in cash and cash equivalents	(89,573)	287,028
Cash and cash equivalents, beginning of period	$654,608	$351,177
Cash and cash equivalents, end of period	$565,035	$638,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (Amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosures of cash flow and noncash information
Purchase of property and equipment in accounts payable	30	59
Issuance of common stock upon settlement of restricted stock units	39,530	25,310
Issuance of common stock for retention bonus	324	1,196
Accrued excise tax related to common stock repurchase	229	—
Offering costs related to public offering included in accounts payable, accrued expenses and other current liabilities	—	611

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

The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of results to be expected for the year ended December 31, 2024, any other interim periods or any future year or period. The accompanying consolidated balance sheet as of December 31, 2023 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2023. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from the interim unaudited condensed consolidated financial statements.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the valuation of certain stock-based compensation awards, the valuation of contingent consideration, the valuation of acquired intangible assets and their useful lives, the estimate of credit losses on accounts receivable, unbilled receivables and available-for-sale debt securities, the assessment of other-than-temporary impairment of available-for-sale debt securities, intangibles and other long-lived assets and the incremental borrowing rates for operating leases. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Impact of Inflation

Inflation did not have a material effect on the Company's cash flows and results of operations during the three and nine months ended September 30, 2024.

Concentrations of Credit Risk, Financial Instruments and Significant Clients

Financial instruments that potentially subject the Company to concentration of credit risk consists principally of cash, cash equivalents, investments in available-for-sale debt securities, accounts receivable, unbilled receivables and funds receivable from payment partners.

The Company maintains its cash and cash equivalents with financial institutions that management believes are of high credit quality. Our cash equivalents include money market funds, which are AAA-rated and comprised of liquid, high quality debt securities issued by the U.S. government. The Company's cash and cash equivalents deposited with the financial institutions exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000. As part of its cash management process, the Company performs periodic reviews of the credit standing of the financial institutions holding its cash and cash equivalents. Additionally, to mitigate credit risk associated with financial institutions, the Company diversifies its cash and cash equivalents across multiple financial institutions and U.S. Treasury Money Market Funds. U.S. Treasuries, by their nature, create a concentration of credit risk with the U.S. Government. The Company's access to its cash and cash equivalents and client funds could be significantly impacted in volatile markets given our concentration in government money market funds.

To manage credit risk associated with investments in available-for-sale debt securities, the Company monitors credit ratings of the issuers of the securities and diversifies its investments by limiting its holding in any one security or issuer.

To manage credit risk related to accounts receivable and unbilled receivables, the Company maintains an allowance for credit losses. The allowance is determined by applying a loss-rate method based on an aging schedule using the Company's historical loss rate. The Company also considers reasonable and supportable current and forecasted information in determining its estimated loss rates, such as external forecasts, macroeconomic trends, or other factors that are associated with the credit quality of the Company’s customer base. The Company did not experience any material credit losses for the three and nine months ended September 30, 2024 and 2023.

Accounts receivable are derived from revenue earned from clients located in the U.S. and internationally. Significant clients are those that represent 10% or more of accounts receivable, net as set forth in the following table:

	September 30, 2024	December 31, 2023
Client A	10%	*

___________________________

* Less than 10% of total balance.

Funds receivable from payment partners consist primarily of cash held by the Company’s global payment processing partners that have not yet been remitted to the Company. Significant partners are those that represent 10% or more of funds receivable from payment partners as set forth in the following table:

	September 30, 2024	December 31, 2023
Partner A	*	14%
Partner B	*	15%
Partner C	*	13%
Partner D	*	11%
Partner E	60%	20%

______________________

* Less than 10% of total balance.

During the three and nine months ended September 30, 2024 and 2023, no client accounted for 10% or more of total revenue.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 1 - Business Overview and Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to these policies during the three and nine months ended September 30, 2024 other than the investments discussed in Note 3 - Investments.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expenses in the condensed consolidated statements of operations and comprehensive income (loss). Advertising expenses for the three months ended September 30, 2024 and 2023 were $1.7 million and $2.0 million, respectively. Advertising expenses for the nine months ended September 30, 2024 and 2023 were $5.4 million and $5.1 million, respectively.

Recently Adopted Accounting Pronouncements

As of September 30, 2024 and for the period then ended, there were no recently adopted Accounting Standards Update (ASUs) that had a material effect on the Company’s condensed consolidated financial statements and disclosures.

Accounting Pronouncements Not Yet Adopted

The following ASUs were issued by the Financial Accounting Standards Board but not yet adopted by Flywire as of September 30, 2024:

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

ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses: ASU 2024-03 is intended to improve the disclosures of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. The ASU requires entities to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption; as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The amendment also requires disclosure of the total amount of selling expense and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for the Company for the annual period beginning on January 1, 2027. Early adoption is permitted. The ASU can be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

Note 2. Revenue and Recognition

The following table presents revenue disaggregated by geographical area and major solutions. The categorization of revenue by geographical location is determined based on the location of where the client resides.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Primary geographical markets
Americas	$71,557	$68,384	$171,384	$171,845
EMEA	63,795	40,542	142,826	90,737
APAC	21,463	14,397	60,384	39,967
Total revenue	$156,815	$123,323	$374,594	$302,549
Major solutions
Transactions	$134,447	$104,585	$314,945	$247,734
Platform and other revenues	22,368	18,738	59,649	54,815
Total revenue	$156,815	$123,323	$374,594	$302,549

Contract Balances from Contracts with Clients

The following table provides information about accounts receivable, unbilled receivables and deferred revenue from contracts with clients (in thousands):

	September 30, 2024	December 31, 2023
Accounts receivable, net	$27,510	$18,215
Unbilled receivables, net	11,659	10,689
Deferred revenue – current	7,692	6,968
Deferred revenue – non-current	170	169

For the three months ended September 30, 2024 and 2023, the Company recognized $0.7 million and $1.3 million in revenue from amounts that were included in deferred revenue as of June 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the Company recognized $5.6 million and $5.0 million in revenue from amounts that were included in deferred revenue as of December 31, 2023 and 2022, respectively.

Remaining Performance Obligations

The Company has performance obligations associated with certain clients' contracts for future services that have not yet been recognized as revenue. As of September 30, 2024, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied, including deferred revenue, was approximately $14.3 million. Of the total remaining performance obligations, the Company expects to recognize approximately 64.2% within the next year, 21.4% after one year through year two and 14.4% over the next three to five years thereafter. Actual amounts and timing of revenue recognized may differ due to subsequent contract modifications, renewals and/or terminations.

Note 3. Investments

During the nine months ended September 30, 2024, the Company began investing in a diversified portfolio of highly rated marketable debt securities, all of which are classified as available-for-sale. Available-for-sale debt securities with remaining maturities of greater than three months but less than one year and those identified by management at the time of purchase to be used to fund operations within one year are classified as short-term. All other available-for-sale securities are classified as long-term. Available-for-sale debt securities with readily determinable market values are recorded at fair value, and unrealized holding gains and temporary losses are recorded as a component of accumulated other comprehensive income, net of related estimated tax.

The Company evaluates its available-for-sale debt securities for other-than-temporary impairment on a quarterly basis. When a decline in fair value is determined to be other-than-temporary, the cost of the investment is adjusted to fair value by recording a loss on investments in the condensed consolidated statements of operations and comprehensive income (loss). Gains and losses on investments are calculated on the basis of specific identification. The Company reviews several factors to determine whether a loss is other-than-temporary, such as the length and extent of the fair value decline, the financial condition and near-term prospects of the issuer, market conditions and trends and whether the Company has the intent to sell or will more likely than not be required to sell before the securities' anticipated recovery, which may be at maturity.

The following table summarizes the estimated fair value of available-for-sale debt securities included within short-term and long-term investments as of September 30, 2024 (in thousands):

	September 30, 2024
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Allowance for Credit Losses	Accrued Interest Receivable	Aggregate Fair Value
Short-term investments
Corporate bonds	$56,468	$236	$(2)		$—	$443	$57,145
U.S. Government obligations	39,847	154	—	*	—	215	40,216
Treasury Bill	13,628	19	—		—	—	13,647
Foreign Agency Securities	2,583	5	—	*	—	40	2,628
Commercial paper	961	—	—		—	—	961
Asset-backed Securities	1,492	1	—		—	1	1,494
Total short-term investments	$114,979	$415	$(2)		$—	$699	$116,091
Long-term investments
Corporate bonds	$26,283	$156	$(6)		$—	$264	$26,697
U.S. Government obligations	9,411	58	—	*	—	57	9,526
Agency bond	2,451	16	—		—	29	2,496
Asset-backed Securities	1,627	9	—		—	2	1,638
Total long-term investments	$39,772	$239	$(6)		$—	$352	$40,357

______________________

* Less than 1.

The following table summarizes the fair value of the Company's available-for-sale debt securities by remaining contractual maturity as of September 30, 2024 (in thousands):

Due within one year	$116,091
Due after one year through five years	40,357
Total investments	$156,448

As of September 30, 2024, approximately 14 out of approximately 139 investments in available-for-sale debt securities were in an unrealized loss position. The following table shows fair values and gross unrealized losses for available-for-sale debt securities that were in an unrealized loss position, for which an allowance for credit losses has not been recorded, as of September 30, 2024 (in thousands):

	September 30, 2024
	Less than 12 Months			12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term investments
Corporate bonds	$3,805	$(2)		$—	$—	$3,805	$(2)
U.S. Government obligations	1,994	—	*	—	—	1,994	—
Foreign Agency Securities	1,108	—	*	—	—	1,108	—
Total short-term investments	$6,907	$(2)		$—	$—	$6,907	$(2)
Long-term investments
Corporate bonds	$6,357	$(6)		$—	$—	$6,357	$(6)
U.S. Government obligations	285	—	*	—	—	285	—
Total long-term investments	$6,642	$(6)		$—	$—	$6,642	$(6)

______________________

* Less than 1.

Unrealized losses have not been recognized into income (loss) as the Company neither intends to sell, nor anticipates that it is more likely than not that the Company will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market interest rates, rather than credit losses. Based on the evaluation of available evidence, the Company does not believe any unrealized losses represent other than temporary impairments.

During the three and nine months ended September 30, 2024, the Company received cash of $5.7 million and $5.9 million, respectively, from the sale of short-term and long-term investments. There have been no significant realized gains or losses on the sale of short-term and long-term investments during the three and nine months ended September 30, 2024.

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

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

	Measured at NAV as of September 30,	Measured at Fair Value as of September 30, 2024:
	2024	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$154,823	$—	$—	$—	$154,823
Foreign exchange contracts	—	—	—	64	64
Short-term investments
Corporate bonds	—	—	57,145	—	57,145
U.S. Government obligations	—	—	40,216	—	40,216
Treasury Bill	—	—	13,647	—	13,647
Foreign Agency Securities	—	—	2,628	—	2,628
Commercial paper	—	—	961	—	961
Asset-backed Securities	—	—	1,494	—	1,494
Total short-term investments	—	—	116,091	—	116,091
Long-term investments
Corporate bonds	—	—	26,697	—	26,697
U.S. Government obligations	—	—	9,526	—	9,526
Agency bond	—	—	2,496	—	2,496
Asset-backed Securities	—	—	1,638	—	1,638
Total long-term investments	—	—	40,357	—	40,357
Total financial assets	$154,823	$—	$156,448	$64	$311,335
Financial Liabilities:
Contingent consideration	$—	$—	$—	$6,402	$6,402
Total financial liabilities	$—	$—	$—	$6,402	$6,402

	Measured at NAV as of December 31,	Measured at Fair Value as of December 31, 2023:
	2023:	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$372,912	$—	$—	$—	$372,912
Foreign exchange contracts	—	—	—	16	16
Total financial assets	$372,912	$—	$—	$16	$372,928
Financial Liabilities:
Contingent consideration	$—	$—	$—	$2,882	$2,882
Total financial liabilities	$—	$—	$—	$2,882	$2,882

During the nine months ended September 30, 2024 and year ended December 31, 2023, there were no transfers between Level 1, Level 2 or Level 3.

Contingent consideration

Invoiced Inc. (Invoiced)

The fair value of the contingent consideration related to the revenue milestones from the Company’s acquisition of Invoiced in August 2024 was determined using an option pricing model and the fair value of the contingent consideration related to the cross-selling, product and security and information technology (IT) milestones was determined using a scenario-based method. Refer to Note 8 - Business Combinations for additional details on the Invoiced acquisition. The following table presents the unobservable inputs incorporated into the valuation of contingent consideration as of September 30, 2024.

September 30, 2024
Discount rate	6.47% - 6.59%
Probability of successful achievement *	4% - 95%

_____________________________

* Probability of successful achievement was set at different targets based on the Company’s estimates on achieving them. The weighted average probability of successful achievement as of September 30, 2024 was 64.3%.

Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively. Increases or decreases in any of the probabilities of success in which the revenue, top customers, product and IT milestones are expected to be achieved would result in higher or lower fair value measurement, respectively.

Learning Information Systems Pty Ltd. (StudyLink)

The fair value of the contingent consideration related to the revenue milestone from the Company’s acquisition of StudyLink in November 2023 was determined using an option pricing model and the fair value of the contingent consideration related to volume of money movement, the cross-selling and engineering implementation milestones was determined using a scenario-based method. Refer to Note 8 - Business Combinations for additional details on the StudyLink acquisition. The following table presents the unobservable inputs incorporated into the valuation of contingent consideration as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Discount rate	7.5% - 7.7%	7.4% - 7.5%
Probability of successful achievement *	0% - 100%	29% - 95%

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

Changes in the fair value of contingent consideration are included as a component of general and administrative expense within the condensed consolidated statements of operations and comprehensive income (loss). The following table summarizes the changes in the carrying value of the contingent consideration for the periods presented (in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Beginning balance	$1,917	$42	$2,882	$1,332
Additions	4,508	—	4,508	2
Change in fair value	(94)	(42)	(988)	368
Contingent consideration paid *	—	—	—	(1,674)
Foreign currency translation adjustment	71	—	—	(28)
Ending balance	$6,402	$—	$6,402	$—

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

Note 5. Derivative Instruments

As part of the Company’s foreign currency risk management program, the Company uses foreign currency forward contracts to mitigate the volatility related to fluctuations in the foreign exchange rates. These foreign currency forward contracts are not designated as hedging instruments. Derivative transactions such as foreign currency forward contracts are measured in terms of the notional amount; however, this amount is not recorded on the condensed consolidated balance sheets and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged but is used only as the underlying basis on which the value of foreign exchange payments under these contracts is determined. As of September 30, 2024 and December 31, 2023, the Company had 13,975 and 12,737 open foreign exchange contracts, respectively. As of September 30, 2024 and December 31, 2023, the Company had foreign currency forward contracts outstanding with a notional amount of $54.4 million and $36.1 million, respectively.

The Company records all derivative instruments in the condensed consolidated balance sheets at their fair values. The Company recorded an asset of less than $0.1 million related to outstanding foreign exchange contracts for each of the nine months ended September 30, 2024 and for the year ended December 31, 2023. The Company recognized a loss of $0.5 million and $0.6 million during the three and nine months ended September 30, 2024, respectively. The Company recognized a loss of $1.2 million and $2.2 million during the three and nine months ended September 30, 2023, respectively. Gains and losses are included as a component of general and administrative expense within the condensed consolidated statements of operations and comprehensive income (loss).

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates presented (in thousands):

	September 30, 2024	December 31, 2023
Accrued employee compensation and related taxes	$16,834	$19,748
Accrued vendor liabilities	4,151	4,193
Accrued income and other non-employee related taxes	6,671	6,270
Accrued professional services	2,409	2,139
Current portion of operating lease liabilities	1,478	1,465
Other accrued expenses and current liabilities	14,684	9,500
	$46,227	$43,315

Note 7. Property and Equipment, net

Property and equipment, net consisted of the following as of the dates presented (in thousands):

	September 30, 2024	December 31, 2023
Computer equipment and software	$4,004	$3,681
Internal-use software	22,843	18,135
Furniture and fixtures	917	912
Leasehold improvements	5,573	5,431
	33,337	28,159
Less: Accumulated depreciation and amortization*	(15,653)	(13,025)
	$17,684	$15,134

* For the nine months ended September 30, 2024, accumulated depreciation and amortization expense included $(343) thousand of computer disposals and $(679) thousand of foreign currency translation adjustments. For the nine months ended September 30, 2023, accumulated depreciation and amortization expense included $(123) thousand of computer disposals and $(234) thousand of foreign currency translation adjustments.

Depreciation of property and equipment and amortization of internal-use software for the each of the three months ended September 30, 2024 and 2023 was $1.1 million. Depreciation of property and equipment and amortization of internal-use software for the nine months ended September 30, 2024 and 2023 was $3.6 million and $3.2 million, respectively.

The Company capitalized $4.7 million and $4.1 million in costs related to internal-use software during the nine months ended September 30, 2024 and 2023, respectively. Software developed for internal use is amortized on a straight-line basis over its estimated useful life of five years.

As of September 30, 2024 and December 31, 2023, the carrying value of internal-use software was $15.6 million and $12.7 million, respectively. Amortization expense related to internal-use software for each of the three months ended September 30, 2024 and 2023 was $0.7 million. Amortization expense related to internal-use software for the nine months ended September 30, 2024 and 2023 was $2.5 million and $2.0 million, respectively.

Note 8. Business Combinations

Invoiced

On August 2, 2024, Flywire acquired all of the issued and outstanding shares of Invoiced, a U.S.-based software as a service (SaaS) B2B company that provides accounts receivable software that automates all aspects of billing, collections, payments, reporting and forecasting within a single online platform. The acquisition of Invoiced was intended to accelerate the Company's global expansion in its B2B vertical. The acquisition of Invoiced has been accounted for as a business combination.

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. The net fair value of the acquired intangible assets was determined using the income approach. In performing these valuations, the key underlying judgments and assumptions used included revenue and earnings before interest and taxes growth rates, discount rates, technology royalty rate and attrition rate. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. The finalization of the purchase accounting assessment may result in a change in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company’s results of operations and financial position. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill to reflect additional information received about facts and circumstances which existed at the date of acquisition. The Company records adjustments to the assets acquired and liabilities assumed subsequent to the purchase price allocation period in the Company’s operating results in the period in which the adjustments are determined. Any potential adjustments made could be material in relation to the preliminary values presented.

Pursuant to the terms of the business combination agreement, the Company acquired Invoiced for estimated total purchase consideration of approximately $53.7 million or $52.3 million, net of cash acquired, which consisted of (in thousands):

Cash consideration, net of cash acquired	$47,769
Estimated fair value of contingent consideration	4,508
Total purchase consideration, net of cash acquired	$52,277

The purchase consideration includes $2.0 million of acquisition holdback payments payable on the first and second anniversary dates of the acquisition.

The business combination agreement provides for contingent consideration of up to $7.5 million, with an estimated fair value of $4.5 million on the date of acquisition, and represents additional payments that Flywire may be required to make in the future which are dependent upon the successful achievement of certain targets related to revenue and cross-selling of the Invoiced software as well as milestones related to the Invoiced software product and security and IT integration.

During the three and nine months ended September 30, 2024, the Company incurred $0.5 million in transaction costs, which are included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

The table summarizes the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed (in thousands):

Cash	$1,418
Prepaid expenses and other current assets	696
Other assets	11
Identifiable intangible assets	26,100
Goodwill	31,881
Total assets acquired	60,106
Deferred tax liabilities	4,923
Deferred revenue	1,037
Accounts payable and accrued expenses	451
Total liabilities assumed	6,411
Net assets acquired	53,695
Less: cash acquired	1,418
Net assets, less cash acquired	$52,277

Goodwill arising from the acquisition of $31.9 million was attributable to the assembled workforce of Invoiced and the synergies expected to arise from the acquisition. No goodwill from this acquisition will be deductible for income tax purposes.

The following table reflects the estimated fair values of the identified intangible assets of Invoiced and their respective weighted-average amortization periods.

	Estimated Fair Values	Weighted- Average Estimated Amortization Periods
	(in thousands)	(years)
Developed technology	$7,100	7
Acquired relationships	18,600	11
Trade name/Trademark	400	4
	$26,100

The results of Invoiced have been included in the condensed consolidated financial statements since the date of the acquisition. Invoiced contributed $0.9 million in platform revenue during the three and nine months ended September 30, 2024. The Company has not disclosed net income or loss since the acquisition date as the business was fully integrated into the consolidated Company's operations and therefore it was impracticable to determine this amount.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information shows the results of the Company’s operations for the three and nine months ended September 30, 2024 and 2023 as if the acquisition had occurred on January 1, 2023. The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired operations of Invoiced. The unaudited pro forma information reflects the effects of applying the Company’s accounting policies and certain pro forma adjustments to the combined historical financial information of the Company and Invoiced. The pro forma adjustments include:

•
incremental amortization expense associated with the estimated fair value of identified intangible assets;
•
incremental employee compensation expense for Invoiced employees;
•
transaction costs; and
•
the estimated tax impact of the above items.

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023		Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Actual	Pro Forma	Actual	Pro Forma	Actual	Pro Forma	Actual	Pro Forma
	(in thousands)
Revenue	$156,815	$157,280	$123,323	$124,595	$374,594	$377,862	$302,549	$306,413
Net Income (Loss)	$38,896	$38,831	$10,643	$9,982	$18,799	$17,522	$(9,853)	$(12,001)

StudyLink

On November 3, 2023, Flywire, through one of its Australian subsidiaries Flywire Pacific Pty Ltd., acquired all of the issued and outstanding shares of StudyLink, an Australian-based SaaS education company that provides platforms to education providers to support their student admissions systems and processes, including features such as eligibility assessment, offer generation, recruitment agent and commission management and acceptance processing. The acquisition of StudyLink was intended to accelerate the Company's growth in the Australian higher education market and enhance the Company's value proposition to payers, universities and agents in the higher education ecosystem. The acquisition of StudyLink has been accounted for as a business combination.

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

The business combination agreement provides for contingent consideration up to $3.9 million, with an estimated fair value of $2.7 million on the date of acquisition, and represents additional payments that Flywire may be required to make in the future which are dependent upon StudyLink's successful achievement of revenue, volume, cross-selling and engineering implementation milestones and is subject to exchange rate fluctuation adjustment between the U.S. Dollar and Australian Dollar. A portion of contingent consideration can be paid in the form of cash or shares of common stock, at the Company's option.

Additional payments in the form of shares of common stock will be made based on the continuing employment of a key employee; accordingly, the fair value of $2.4 million, or approximately 84,000 shares of common stock, have been excluded from the purchase consideration. These shares were fixed on the date of acquisition and payable only in common stock, therefore are equity-classified. During the three and nine months ended September 30, 2024, the Company expensed $0.3 million and $0.9 million, respectively, in stock-based compensation associated with retention of the key employee. The stock-based compensation expense is included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) and additional paid-in capital on the condensed consolidated balance sheet.

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

	Fair Values	Weighted-Average Amortization Periods
	(in thousands)	(years)
Developed technology	$7,397	7
Client relationships	12,027	14
Trade Name/Trademark	129	2
	$19,553

The results of StudyLink have been included in the condensed consolidated financial statements since the date of the acquisition. StudyLink contributed $1.8 million and $5.5 million in platform revenue during the three and nine months ended September 30, 2024, respectively. The Company has not disclosed net income or loss since the acquisition date as the business was fully integrated into the consolidated Company’s operations and therefore it was impracticable to determine this amount.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information shows the results of the Company’s operations for the three and nine months ended September 30, 2023 as if the acquisition had occurred on January 1, 2022. The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired operations of StudyLink. The unaudited pro forma information reflects the effects of applying the Company’s accounting policies and certain pro forma adjustments to the combined historical financial information of the Company and StudyLink. The pro forma adjustments include:

•
incremental amortization expense associated with the estimated fair value of identified intangible assets;
•
incremental employee compensation expense for StudyLink employees;
•
transaction costs; and
•
the estimated tax impact of the above items.

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Actual	Pro Forma	Actual	Pro Forma
	(in thousands)
Revenue	$123,323	$125,239	$302,549	$307,954
Net Income (Loss)	$10,643	$10,217	$(9,853)	$(11,383)

Note 9. Goodwill and Acquired Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill as of the dates presented (in thousands):

	September 30, 2024	December 31, 2023
Beginning balance	$121,646	$97,766
Goodwill related to acquisitions	31,881	20,705
Foreign currency translation adjustment	2,765	3,175
Ending balance	$156,292	$121,646

Acquired Intangible Assets

Acquired intangible assets subject to amortization consisted of the following (dollars in thousands):

	September 30, 2024
	Gross Carrying Value*	Accumulated Amortization**	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$47,009	$(25,391)	$21,618	5.04
Acquired Relationships	124,476	(19,599)	104,877	10.41
Trade Name/Trademark	538	(67)	471	3.44
	$172,023	$(45,057)	$126,966

* Includes $1,577 thousand of foreign currency translation adjustments.

** Includes $(319) thousand of foreign currency translation adjustments.

	December 31, 2023
	Gross Carrying Value*	Accumulated Amortization**	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$39,624	$(21,446)	$18,178	4.71
Acquired Relationships	104,007	(14,143)	89,864	11.04
Trade Name/Trademark	136	—	136	1.83
	$143,767	$(35,589)	$108,178

* Includes $(750) thousand of foreign currency translation adjustments.

** Includes $(41) thousand of foreign currency translation adjustments.

Amortization expense for the three months ended September 30, 2024 and 2023 was $3.2 million and $2.8 million, respectively. Amortization expense for the nine months ended September 30, 2024 and 2023 was $9.1 million and $8.6 million, respectively.

As of September 30, 2024, the estimated annual amortization expense of intangible assets for each of the next five years and thereafter is expected to be as follows (in thousands):

Estimated Amortization Expense
Remaining of fiscal year 2024	$3,302
2025	13,948
2026	14,006
2027	13,853
2028	13,636
2029	12,726
Thereafter	55,495
$126,966

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

The 2024 Revolving Credit Facility contains customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, require the Company to satisfy certain financial covenants and restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the 2024 Revolving Credit Facility becoming immediately due and payable and termination of the commitments. The Company was in compliance with all covenants associated with the 2024 Revolving Credit Facility as of September 30, 2024.

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

As of September 30, 2024 and December 31, 2023, there was no outstanding indebtedness under the 2024 Revolving Credit Facility or the 2021 Revolving Credit Facility.

Interest expense for each of the three months ended September 30, 2024 and 2023 was $0.1 million. Included in interest expense for the three months ended September 30, 2024 and 2023 is less than $0.1 million and $0.1 million, respectively, of amortization of debt issuance costs. Interest expense for the nine months ended September 30, 2024 and 2023 was $0.4 million and $0.3 million, respectively. Included in interest expense for each of the nine months ended September 30, 2024 and 2023 is $0.2 million of amortization of debt issuance costs.

Letter of Credit

As of September 30, 2024 and December 31, 2023, the Company had an outstanding and unused letter of credit in the amount of approximately $2.7 million and $0.7 million, respectively, for the purpose of protecting a third-party service provider against default on payroll payments. The letter of credit may be terminated at any time by the Company upon notice.

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

During the three and nine months ended September 30, 2024, the Company repurchased 1,291,252 shares of its common stock for an aggregate amount, including commissions and accrued excise tax, of $23.1 million under the Repurchase Program. The repurchased shares are currently being held as treasury stock. As of September 30, 2024, approximately $127.1 million of the originally authorized amount under the Repurchase Program remained available for future repurchases.

All of the Company’s repurchases are subject to a one percent excise tax enacted by the Inflation Reduction Act of 2022 (the IRA). The amount of share repurchases subject to the excise tax are reduced by the fair market value of any shares issued during the taxable year. For the three and nine months ended September 30, 2024, the Company accrued $0.2 million of related excise tax pursuant to the IRA which is included in the cost of treasury stock on our condensed consolidated balance sheet.

Treasury Stock

The Company may issue treasury stock to cover the exercise of stock options and vesting of restricted stock units related to equity incentive plans. The Company issued 5,653 and 25,660 treasury shares at an average cost of $0.32 per share during the three and nine months ended September 30, 2024, respectively. The Company did not issue any treasury shares during the three and nine months ended September 30, 2023. The Company intends to issue treasury shares as long as an adequate number of those shares are available.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during the period and is comprised of net income (loss) and other comprehensive income (loss). Accumulated other comprehensive income (AOCI) reported on the Company's condensed consolidated balance sheets for the period ending September 30, 2024 consists of foreign currency translation adjustment and the unrealized gains and losses, net of applicable taxes, on available-for-sale debt securities.

The following table summarizes the changes in AOCI for the three months ended September 30, 2024 (in thousands):

	Unrealized Gains (Losses) on Available-for- sale Debt Securities, net	Foreign Currency Translation Adjustment	Estimated Tax (Expense) Benefit	Total
Beginning balance	$(53)	$152	$—	$99
Other comprehensive income before reclassifications	702	4,904	—	5,606
Less: Amount of gain (loss) reclassified from AOCI	—	—	—	—
Net current period other comprehensive income	702	4,904	—	5,606
Ending balance	$649	$5,056	$—	$5,705

The following table summarizes the changes in AOCI for the nine months ended September 30, 2024 (in thousands):

	Unrealized Gains on Available-for- sale Debt Securities, net	Foreign Currency Translation Adjustment	Estimated Tax (Expense) Benefit	Total
Beginning balance	$—	$1,320	$—	$1,320
Other comprehensive income before reclassifications	649	3,736	—	4,385
Less: Amount of gain (loss) reclassified from AOCI	—	—	—	—
Net current period other comprehensive income	649	3,736	—	4,385
Ending balance	$649	$5,056	$—	$5,705

Changes in AOCI for the three and nine months ended September 30, 2023 consisted of foreign currency translation adjustment only. Refer to the Company's condensed consolidated statements of stockholders’ equity for the changes in AOCI for the three and nine months ended September 30, 2023.

Reserved Shares of Common Stock for Future Issuance

As of September 30, 2024, the Company had reserved shares of common stock for future issuance as follows:

September 30, 2024
Issued and outstanding stock options	6,546,182
Issued and outstanding restricted stock units	6,366,410
Available for issuance under the 2021 Equity Incentive Plan	17,305,884
Available for issuance under Employee Stock Purchase Plan	4,598,941
Committed to settling employee retention	83,996
Available for conversion of non-voting common stock	1,873,320
36,774,733

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

As of September 30, 2024, a total of 17,305,884 shares of the Company's common stock were available for future issuance under the 2021 Plan.

Stock Options

Stock options granted under the 2009 Plan, 2018 Plan and the 2021 Plan generally vest based on continued service over four years and expire within ten years from the date of grant. Any options that are canceled or forfeited before expiration become available for future grants.

The Company did not grant any options to purchase shares of common stock during the three and nine months ended September 30, 2024.

As of September 30, 2024, there was $4.6 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.78 years.

Restricted Stock Units

Starting in 2021, the Company awarded restricted stock units to employees and certain non-employee board members under the 2021 Plan. During the three and nine months ended September 30, 2024, the Company awarded restricted stock units covering an aggregate of 459,475 and 3,756,852 shares of common stock, respectively. The fair value of each restricted stock unit is estimated based on the fair value of the Company's common stock on the date of the grant. The restricted stock units vest over the requisite service period, which range between one and four years from the date of the grant, subject to the continued employment of the employees and service of the non-employee board members.

As of September 30, 2024, there was $135.8 million of total unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.93 years.

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

As of September 30, 2024, a total of 4,598,941 shares of the Company's common stock were available for future issuance under the ESPP.

The fair value of the ESPP offering during the three months ended September 30, 2024 was estimated at the start of the offering period using the Black-Scholes option-pricing model with the following assumptions: (i) expected term of 0.5 years, (ii) expected volatility of 49.80%, (iii) risk-free interest rate of 5.37% and (iv) expected dividend yield of 0%.

As of September 30, 2024, the total unrecognized compensation expense related to the ESPP was $0.3 million, which is expected to be amortized over the next 3 months.

Stock-Based Compensation Costs

The following table summarizes the stock-based compensation expense for (i) stock options and restricted stock units granted to employees and non-employee board members and (ii) ESPP shares that were purchased by employees that were recorded in the Company’s condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Technology and development	$3,146	$2,386	$8,569	$6,354
Selling and marketing	4,674	3,053	13,295	8,784
General and administrative	8,672	5,881	26,532	16,161
Total stock-based compensation expense	$16,492	$11,320	$48,396	$31,299

On November 6, 2023, the Company entered into a Transition Agreement with its previous Chief Financial Officer (Prior CFO). Pursuant to the terms of the Transition Agreement (including the receipt by the Company of a release from the Prior CFO), the Company agreed to modify its Prior CFO's outstanding stock options and restricted stock units to (i) accelerate vesting for nine months from the date of the termination of the Prior CFOs employment with the Company (the Separation Date), and (ii) extend the exercise period of his vested nonqualified stock options from ninety days to one year following the Separation Date. To receive these benefits, the Prior CFO had to remain employed through March 31, 2024. As a result of this modification, the Company recognized additional compensation expense of $0 and $1.3 million during the three and nine months ended September 30, 2024, respectively.

Note 13. Net Income (Loss) per Share

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding, including all potentially dilutive common shares, if the effect of such shares is dilutive. The dilutive effect of outstanding equity incentive awards is reflected in diluted net income (loss) per share by application of the treasury stock method.

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported net income attributable to common stockholders for the three and nine months ended September 30, 2024 and for the three months ended September 30, 2023. The Company reported a net loss attributable to common stockholders for the nine months ended September 30, 2023; accordingly, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders.

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

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$38,896	$10,643	$18,799	$(9,853)
Net income (loss) attributable to common stockholders – basic and diluted	$38,896	$10,643	$18,799	$(9,853)
Denominator:
Weighted average common shares outstanding – basic	124,887,591	116,492,191	124,204,873	112,495,539
Effect of potentially dilutive stock options	4,104,795	7,819,509	4,676,879	—
Effect of potentially dilutive restricted common stock	162,624	1,168,693	439,786	—
Weighted average common shares outstanding – diluted	129,155,010	125,480,393	129,321,537	112,495,539
Net income (loss) per share attributable to common stockholders – basic	$0.31	$0.09	$0.15	$(0.09)
Net income (loss) per share attributable to common stockholders – diluted	$0.30	$0.08	$0.15	$(0.09)

Outstanding potentially dilutive securities, which were excluded from the diluted net income (loss) per share calculations because they would have been antidilutive were as follows as of the dates presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unvested restricted stock units	5,751,165	28,757	4,853,583	4,484,511
Stock options to purchase common stock	879,642	676,344	849,262	9,791,643
Employee stock purchase plan shares	171,130	—	171,130	—
	6,801,937	705,101	5,873,975	14,276,154

Note 14. Income Taxes

The Company’s (benefit from) provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period. The Company recorded an income tax (benefit) provision of $(8.3) million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively. The income tax benefit for the three months ended September 30, 2024 was primarily attributable to a non-recurring benefit of $4.9 million relating to the release of a portion of the valuation allowance in the U.S. This release was due to taxable temporary differences recorded as part of the Invoiced acquisition which were a source of income to realize certain pre-existing federal and state deferred tax assets. The benefit is augmented by income tax benefit primarily attributable to activity in the Company's current U.S. federal taxes offset by income tax expense attributable to the Company’s foreign operations and U.S. state taxes. The income tax provision for the three months ended September 30, 2023 was primarily attributable to activity in the Company's foreign subsidiaries and U.S.

state taxes. The Company recorded an income tax (benefit) provision of $(2.0) million and $2.3 million for the nine months ended September 30, 2024 and 2023, respectively. The income tax benefit for the nine months ended September 30, 2024 was primarily attributable to a non-recurring benefit of $4.9 million relating to the release of a portion of the valuation allowance in the U.S. This release was due to taxable temporary differences recorded as part of the Invoiced acquisition which were a source of income to realize certain pre-existing federal and state deferred tax assets and was partially offset by income tax expense attributable to activity in the Company's foreign subsidiaries and current U.S. federal and state taxes. The income tax provision for the nine months ended September 30, 2023 was primarily attributable to activity in the Company's foreign subsidiaries and U.S. state taxes.

The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to the change in valuation allowance in the U.S. The Company is open to future tax examinations from 2019 to the present; however, carryforward attributes that were generated prior to 2018 may still be adjusted upon examination by federal, state or local tax authorities to the extent they will be used in a future period.

The Company’s management evaluates the realizability of the Company’s deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during the foreseeable future. As of September 30, 2024, the Company continues to maintain a full valuation allowance of the U.S. and United Kingdom net deferred tax assets.

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

As of September 30, 2024, the Company was not a party to any litigation the outcome of which, the Company believes, if determined adversely to it, would individually or in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows.

In the course of enhancing its sanctions compliance function, the Company initiated an internal review that identified issues related to the Company’s compliance with sanctions promulgated by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC), including payments that may have originated from sanctioned jurisdictions or sanctioned persons. Although Flywire continues to evaluate whether these or other transactions constitute potential violations of sanctions (including whether certain of these payments may have been authorized by general licenses or license exemptions under the relevant sanctions regulations), Flywire has made voluntary submissions to OFAC to report the apparent violations and provide supplemental information. Flywire is currently engaging with OFAC to resolve these matters. Based upon the results of the internal investigation completed to date, the Company does not believe that the amount of any loss incurred as a result of this matter would be material to its business, financial condition, results of operations or cash flows.

Indemnification

In the ordinary course of business, the Company agrees to indemnify certain partners and clients against third-party claims asserting infringement of certain intellectual property rights, data privacy breaches, damages caused to property or persons, or other liabilities relating to or arising from the Company’s payment platform or other contractual obligations. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any pending indemnification matters or claims, individually or in the aggregate, that are expected to have a material adverse effect on its financial position, results of operations, or cash flows and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements for the periods ended September 30, 2024 and December 31, 2023.

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

•
Rapid domestic and international payments volume growth. We have grown our total payment volume by approximately 24% period-over-period from $8.9 billion during the three months ended September 30, 2023 to $11.0 billion during the three months ended September 30, 2024. We have grown our total payment volume by approximately 23% period-over-period from $18.6 billion during the nine months ended September 30, 2023 to $22.8 billion during the nine months ended September 30, 2024.
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

As of September 30, 2024, we serve over 4,000 clients around the world, excluding clients acquired from the Invoiced acquisition. In education, we serve more than 2,960 institutions. In healthcare, we power more than 100 healthcare systems, including four of the top 10 healthcare systems in the United States ranked by hospital size as of December 31, 2023. In our newer payment verticals of travel and B2B payments, we have a growing portfolio of more than 1,200 clients as of September 30, 2024.

Our success in building our client base around the world and expanding utilization by our clients’ customers has allowed us to achieve significant scale. We enabled over $24.0 billion and approximately $22.8 billion in total payment volume during the year ended December 31, 2023 and nine months ended September 30, 2024, respectively. We generated revenue of $403.1 million and $289.4 million for the years ended December 31, 2023 and 2022, respectively, and incurred net losses of $8.6 million and $39.3 million, respectively, for the same years. We generated revenue of $374.6 million and $302.5 million for the nine months ended September 30, 2024 and 2023, respectively, and incurred net income (loss) of $18.8 million and $(9.9) million, respectively, for the same periods.

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

We had 1,314 full-time FlyMates as of September 30, 2024, compared to 1,123 full-time FlyMates as of September 30, 2023, an increase of 17.0%.

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

Recent Acquisition

In August 2024, we acquired all of the issued and outstanding shares of Invoiced for an estimated total aggregate purchase price of approximately $52.3 million, consisting of approximately $47.8 million in cash consideration, net of cash acquired and up to $7.5 million of contingent consideration, with an estimated fair value of $4.5 million on the date of acquisition. The contingent consideration represents additional payments that we may be required to make in the future dependent on the successful achievement of revenue, cross-selling, product and security and IT milestones. Invoiced is a U.S.-based SaaS B2B company that provides accounts receivable software that automates all aspects of billing, collections, payments, reporting and forecasting within a single online platform. The acquisition of Invoiced was intended to accelerate our global expansion in our B2B vertical. Invoiced contributed $0.9 million in platform revenue during the three and nine months ended September 30, 2024.

In November 2023, we acquired all of the issued and outstanding shares of StudyLink for an estimated total aggregate purchase price of approximately $35.5 million, consisting of approximately $32.8 million in cash consideration, net of cash acquired and up to $3.9 million of contingent consideration, with an estimated fair value of $2.7 million on the date of acquisition. The contingent consideration represents additional payments that we may be required to make in the future dependent on the successful achievement of revenue, volume, cross-selling and engineering implementation milestones, a portion of which can be paid in the form of cash or shares of common stock, at our option, and is subject to exchange rate fluctuation adjustment between the U.S. Dollar and Australian Dollar. Additional payments in the form of shares of common stock will be made based on the continuing employment of a key employee; accordingly, the fair value of $2.4 million, approximately 84,000 shares of common stock, have been excluded from the purchase consideration. During the three and nine months ended September 30, 2024, we expensed $0.3 million and $0.9 million, respectively, in stock based compensation associated with retention of the key employee. StudyLink is an Australian-based SaaS education company that provides platforms to education providers to support their student admissions systems and processes, including features such as eligibility assessment, offer generation, recruitment agent and commission management and acceptance processing. The acquisition of StudyLink was intended to accelerate our growth in the Australian higher education market and enhance our value proposition to payers, universities and agents in the higher education ecosystem. StudyLink contributed $1.8 million and $5.5 million in platform revenue during the three and nine months ended September 30, 2024, respectively.

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

Total payment volume is comprised of transaction payment volume and platform and other revenues payment volume. The following tables set forth the increase in our total payment volume, and the payment volume mix between transaction payment volume and platform and other revenues payment volume.

	Three Months Ended September 30,
(dollars in millions)	2024	2023	$ Change	% Change
Transaction payment volume	$8,776.1	$6,660.4	$2,115.7	32%
Platform and other revenues payment volume	2,234.7	2,206.1	28.6	1%
Total payment volume	$11,010.8	$8,866.5	$2,144.3	24%

	Nine Months Ended September 30,
(dollars in millions)	2024	2023	$ Change	% Change
Transaction payment volume	$17,688.6	$13,514.9	$4,173.7	31%
Platform and other revenues payment volume	5,139.6	5,119.3	20.3	0%
Total payment volume	$22,828.2	$18,634.2	$4,194.0	23%

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

Seasonality

Our operating results and operating metrics are subject to seasonality and volatility, which could result in fluctuations in our quarterly revenues and operating results or in perceptions of our business prospects. We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenue, which can vary by geographic corridor and vertical. For instance, our revenue has historically been largest in the third quarter driven by our education peak season. Some variability results from seasonal events including the timing of when our education clients’ customers make their tuition payments on our payment platform and the number of business days in a month or quarter. We also experience volatility in certain other metrics, such as transactions processed, total payment volume and payment mix.

Economic Conditions and Resulting Consumer Spending Trends

Changes in macro-level consumer spending for education, healthcare and travel trends, including as a result of inflation or fluctuations in foreign exchange rates could affect the amounts of volumes processed on our platform, thus resulting in fluctuations to our revenue streams.

Impacts Resulting From Government Changes to International Student Visa Policies

Revenue from our education clients, which primarily includes clients in the United States, Canada, U.K., Europe, and Asia Pacific/Australia, is affected by several factors, including policies enacted by government organizations around the world that cap the issuance of international student visas. The Canadian government previously announced it will set a cap on international student permit applications for the years 2024 and 2025. Australia has also recently delayed the processing of international student visas and is proposing a cap on international students in 2025. Other governments where our client institutions are located may be considering similar limitations on the issuance of international student visas. This has and is expected in the near term to continue to adversely impact the growth of our business in the applicable regions.

There is still a degree of uncertainty in terms of the impact the changes to international student visa policy will have on our Canadian and Australian education markets. We continue to see growth in new customers in both our Canada and Australia education markets, providing a lever to offset some of the expected decline in new incoming international student growth resulting from these government changes to international student visa policies. Our business continues to remain strong amid these visa-related policy shifts, benefiting from our increasingly global and diversified footprint across verticals, sub-sectors, countries, currencies and clients.

Impact of Inflation

Inflation did not have a material effect on our cash flows and results of operations during the three and nine months ended September 30, 2024.

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

Business Continuity

We have a history of operating losses and while we have experienced significant revenue growth in recent years and achieved profitability on a GAAP basis in prior quarters, we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to invest in headcount, expend significant funds to further develop our solutions, including introducing new functionality, and to expand our marketing programs and sales teams to drive new client adoption, expand strategic partner integrations, and support international and industry expansion. Our operating results are also impacted by the mix of our revenue generated from our different revenue sources, which include transaction revenue and platform and other fee revenue. Changes in our revenue mix from quarter to quarter, including those derived from cross-border or domestic currency transactions, will impact our margins, and we may not be able to grow our gross margin adequately to achieve or sustain profitability. In addition, the mix of payment methods utilized by our clients’ customers may have an impact on our margins given that our costs associated with certain payment methods, such as credit cards, are higher than other payment methods accepted by our solutions, such as bank transfers. We are addressing operating losses by making continued improvements designed to create operating efficiencies and a focus on cost discipline. We believe these improvements along with strong gross margins and cash flows from operations will help us achieve our goal of generating positive annual GAAP net income in the future.

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

On February 23, 2024, we entered into our 2024 Revolving Credit Facility for a total commitment of $125.0 million. The 2024 Revolving Credit Facility replaced the 2021 Revolving Credit Facility of $50.0 million, which were entered into in July 2021, under which $50.0 million was available to Flywire as of December 31, 2023. As of September 30, 2024 and 2023, there was no outstanding indebtedness under the 2024 Revolving Credit Facility or 2021 Revolving Credit Facility.

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

(Benefit from) Provision for Income Tax

(Benefit from) provision for income taxes consists primarily of foreign and state income taxes. We have historically generated net operating losses (NOL) carryforwards for U.S. Federal and state tax purposes as we expand the scale of our business activities. Changes in the U.S. and foreign tax law may impact our overall (benefit from) provision for income taxes in the future.

We have a valuation allowance on our net U.S. deferred tax assets, including federal and state NOLs and our net U.K. deferred tax assets, including NOL's. We expect to maintain these valuation allowances until it becomes more likely than not that the benefit of our deferred tax assets are realized through future taxable income generated in these jurisdictions.

Results of Operations

Comparison of results for the three months ended September 30, 2024 and 2023

All dollar amounts in the tables below are rounded and as a result, certain amounts may not recalculate using the rounded amounts provided.

The following table sets forth our consolidated results of operations for periods presented:

	Three Months Ended September 30,
(dollars in millions)	2024	2023	$ Change	% Change
Revenue	$156.8	$123.3	$33.5	27.2%
Payment processing services costs	54.6	42.9	11.7	27.3%
Technology and development	16.7	14.6	2.1	14.4%
Selling and marketing	34.2	27.1	7.1	26.2%
General and administrative	31.1	26.9	4.2	15.6%
Total costs and operating expense	136.5	111.4	25.1	22.5%
Income from operations	20.3	11.9	8.4	70.6%
Interest expense	(0.1)	(0.1)	0.0	—
Interest income	5.0	3.8	1.2	31.6%
Gain (loss) from remeasurement of foreign currency	5.5	(4.2)	9.7	(231.0)%
Total other income (expense), net	10.3	(0.5)	10.8	(2160.0)%
Income before (benefit from) provision for income taxes	30.6	11.4	19.2	168.4%
(Benefit from) provision for income taxes	(8.3)	0.8	(9.1)	(1137.5)%
Net income	38.9	10.6	28.3	267.0%
Foreign currency translation adjustment	4.9	(2.6)	7.5	(288.5)%
Unrealized gains on available-for-sale debt securities, net of taxes	0.7	—	0.7	100.0%
Comprehensive income	$44.5	$8.1	$36.4	449.4%

Revenue

Revenue was $156.8 million for the three months ended September 30, 2024, compared to $123.3 million for the three months ended September 30, 2023, an increase of $33.5 million or 27.2%. Revenue is comprised of transaction revenue and platform and other revenues as follows:

	Three Months Ended September 30,
(dollars in millions)	2024	2023	$ Change	% Change
Transaction revenue	$134.4	$104.6	$29.8	28.5%
Platform and other revenues	22.4	18.7	3.7	19.8%
Revenue	$156.8	$123.3	$33.5	27.2%

Transaction revenue was $134.4 million for the three months ended September 30, 2024, compared to $104.6 million for the three months ended September 30, 2023, an increase of $29.8 million or 28.5%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes for the three months ended September 30, 2024 from both our existing clients and new clients added during the three months ended September 30, 2024 compared to three months ended September 30, 2023. We experienced strong growth in transaction payment volume across most regions and verticals during the period, excluding Canada, which decreased primarily due to Canada’s international student permit applications cap introduced earlier in calendar year 2024. Transaction payment volume increased approximately 32% during the three months ended September 30, 2024 to $8.8 billion compared to $6.7 billion during the three months ended September 30, 2023.

Platform and other revenues were $22.4 million for the three months ended September 30, 2024, compared to $18.7 million for the three months ended September 30, 2023, an increase of $3.7 million or 19.8%. The increase in platform and other revenues was driven by the Invoiced and StudyLink acquisitions, an increase in healthcare platform products, revenue from interest earned on funds held for customers in interest-bearing accounts, offset by a decrease in revenue for printing and mailing and insurance products. Invoiced and StudyLink contributed $0.9 million and $1.8 million in platform and other revenues during the three months ended September 30, 2024, respectively.

Payment Processing Services Costs

Payment processing services costs were $54.6 million for the three months ended September 30, 2024, compared to $42.9 million for the three months ended September 30, 2023, an increase of $11.7 million or 27.3%. The increase in payment processing services costs is correlated with the increase in total payment volume of 24% over the same period.

Technology and Development

Technology and development expenses were $16.7 million for the three months ended September 30, 2024, compared to $14.6 million for the three months ended September 30, 2023, an increase of $2.1 million or 14.4%%. The increase in technology and development cost was primarily driven by an increase in personnel costs and stock-based compensation expense, offset by a decrease in amortization expense. Personnel costs were $10.6 million for the three months ended September 30, 2024 compared to $8.6 million for the three months ended September 30, 2023, an increase of $2.0 million or 23.3%. The increase in personnel costs was primarily driven by an increase in headcount within our technology and development teams. Stock-based compensation expense was $3.1 million for the three months ended September 30, 2024, compared to $2.4 million for the three months ended September 30, 2023, an increase of $0.7 million or 29.1%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates. Amortization of intangible assets was $1.4 million for the three months ended September 30, 2024, compared to $2.0 million for the three months ended September 30, 2023, a decrease of $0.6 million or 30.0%. The decrease in amortization expense was primarily due to a decrease in acquired technology related to a previous acquisition.

Selling and Marketing

Selling and marketing expenses were $34.2 million for the three months ended September 30, 2024, compared to $27.1 million for the three months ended September 30, 2023, an increase of $7.1 million or 26.2%. The increase in selling and marketing expenses was primarily driven by an increase in personnel costs, stock-based compensation expense, professional fees and amortization expense. Personnel costs were $16.1 million for the three months ended September 30, 2024, compared to $13.8 million for the three months ended September 30, 2023, an increase of $2.3 million or 16.7%. The increase in personnel costs was primarily driven by an increase in headcount within our selling and marketing teams. Stock-based compensation expense was $4.7 million for the three months ended September 30, 2024, compared to $3.1 million for the three months ended September 30, 2023, an increase of $1.6 million or 51.6%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates. Professional fees were $6.6 million for the three months ended September 30, 2024, compared to $5.5 million for the three months ended September 30, 2023, an increase of $1.1 million or 20.0%. The increase in professional fees was due to increases in third party commissions. Amortization of intangibles was $2.1 million for the three months ended September 30, 2024, compared to $1.2 million for the three months ended September 30, 2023, an increase of $0.9 million or 75.0%. The increase in amortization expense was due to acquired intangible assets related to the StudyLink and Invoiced acquisitions.

General and Administrative

General and administrative expenses were $31.1 million for the three months ended September 30, 2024, compared to $26.9 million for the three months ended September 30, 2023, an increase of $4.2 million or 15.6%. The increase in general and administrative expenses was primarily driven by an increase in stock-based compensation expense and personnel costs. Stock-based compensation expense was $8.7 million for the three months ended September 30, 2024, compared to $5.9 million for the three months ended September 30, 2023, an increase of $2.8 million or 47.5%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates. Personnel costs were $11.7 million for the three months ended September 30, 2024, compared to $10.1 million for the three months ended September 30, 2023, an increase of $1.6 million or 15.8%. The increase in personnel costs was primarily driven by an increase in headcount.

Interest Expense

Interest expense remained constant at $0.1 million during each of the three months ended September 30, 2024 and 2023. As of September 30, 2024 and 2023, there was no outstanding indebtedness under the 2024 Revolving Credit Facility or 2021 Revolving Credit Facility. Interest expense consists primarily of amortization of debt issuance costs and unused commitment fees related to our 2024 Revolving Credit Facility and 2021 Revolving Credit Facility.

Interest Income

Interest income was $5.0 million for the three months ended September 30, 2024, compared to $3.8 million for the three months ended September 30, 2023, an increase of $1.2 million or 31.6%. The increase in interest income is primarily attributable to the increase in our cash balance associated with our Public Offering we completed in August and September of 2023.

Gain (loss) from Remeasurement of Foreign Currency

Gain (loss) from remeasurement of foreign currency was $5.5 million for the three months ended September 30, 2024, compared to $(4.2) million for the three months ended September 30, 2023, an increase of $9.7 million or 231.0%. The increase was primarily the result of the remeasurement of foreign currency transactions into the British pound sterling and impact of fluctuations in exchange rates during respective remeasurement periods.

(Benefit from) Provision for Income Taxes

(Benefit from) provision for income taxes was $(8.3) million during the three months ended September 30, 2024, compared to $0.8 million during the three months ended September 30, 2023, a decrease of $9.1 million or 1,137.5%.The income benefit for the three months ended September 30, 2024 was primarily attributable to a non-recurring benefit of $4.9 million relating to the release of a portion of our valuation allowance in the U.S. This release was due to taxable temporary differences recorded as part of the Invoiced acquisition which were a source of income to realize certain pre-existing federal and state deferred tax assets. The benefit is augmented by income tax benefit primarily attributable to activity in our current U.S. federal taxes offset by income tax expense attributable to our foreign operations and U.S. state taxes. The income tax provision for the three months ended September 30, 2023 was primarily attributable to activity in our foreign subsidiaries and current U.S. state taxes. Our effective tax rate was (27.3)% for the three months ended September 30, 2024 compared to 5.8% for the three months ended September 30, 2023.

Comparison of results for the nine months ended September 30, 2024 and 2023

All dollar amounts in the tables below are rounded and as a result, certain amounts may not recalculate using the rounded amounts provided.

The following table sets forth our consolidated results of operations for periods presented:

	Nine Months Ended September 30,
(dollars in millions)	2024	2023	$ Change	% Change
Revenue	$374.6	$302.5	$72.1	23.8%
Payment processing services costs	136.1	110.6	25.5	23.1%
Technology and development	49.3	45.1	4.2	9.3%
Selling and marketing	96.1	78.8	17.3	22.0%
General and administrative	94.6	79.6	15.0	18.8%
Total costs and operating expense	376.1	314.0	62.1	19.8%
Loss from operations	(1.5)	(11.5)	10.0	(87.0)%
Interest expense	(0.4)	(0.3)	(0.1)	33.3%
Interest income	16.6	7.7	8.9	115.6%
Gain (loss) from remeasurement of foreign currency	2.1	(3.5)	5.6	(160.0)%
Total other income (expense), net	18.2	3.9	14.3	366.7%
Income (loss) before (benefit from) provision for income taxes	16.8	(7.6)	24.4	(321.1)%
(Benefit from) provision for income taxes	(2.0)	2.3	(4.3)	(187.0)%
Net income (loss)	18.8	(9.9)	28.7	(289.9)%
Foreign currency translation adjustment	3.7	(0.5)	4.2	(840.0)%
Unrealized gains on available-for-sale debt securities, net of taxes	0.6	—	0.6	100.0%
Comprehensive income (loss)	$23.2	$(10.4)	$33.6	(323.1)%

Revenue

Revenue was $374.6 million for the nine months ended September 30, 2024, compared to $302.5 million for the nine months ended September 30, 2023, an increase of $72.1 million or 23.8%. Revenue is comprised of transaction revenue and platform and other revenues as follows:

	Nine Months Ended September 30,
(dollars in millions)	2024	2023	$ Change	% Change
Transaction revenue	$314.9	$247.7	$67.2	27.1%
Platform and other revenues	59.6	54.8	4.8	8.8%
Revenue	$374.6	$302.5	$72.1	23.8%

Transaction revenue was $314.9 million for the nine months ended September 30, 2024, compared to $247.7 million for the nine months ended September 30, 2023, an increase of $67.2 million or 27.1%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes for the nine months ended September 30, 2024 from both our existing clients and new clients added during the nine months ended September 30, 2024 compared to nine months ended September 30, 2023. We experienced strong growth in transaction payment volume across most regions and verticals during the period, excluding Canada, which decreased primarily due to Canada’s international student permit applications cap introduced earlier in calendar year 2024. Transaction payment volume increased approximately 31% during the nine months ended September 30, 2024 to $17.7 billion compared to $13.5 billion during the nine months ended September 30, 2023.

Platform and other revenues were $59.6 million for the nine months ended September 30, 2024, compared to $54.8 million for the nine months ended September 30, 2023, an increase of $4.8 million or 8.8%. The increase in platform and other revenues was driven by the Invoiced and StudyLink acquisitions and revenue from interest earned on funds held for customers in interest-bearing accounts, offset by a decrease in revenue for printing and mailing and insurance products. Invoiced and StudyLink contributed $0.9 million and $5.5 million in platform and other revenues during the nine months ended September 30, 2024, respectively.

Payment Processing Services Costs

Payment processing services costs were $136.1 million for the nine months ended September 30, 2024, compared to $110.6 million for the nine months ended September 30, 2023, an increase of $25.5 million or 23.1%. The increase in payment processing services costs is correlated with the increase in total payment volume of 23% over the same period.

Technology and Development

Technology and development expenses were $49.3 million for the nine months ended September 30, 2024, compared to $45.1 million for the nine months ended September 30, 2023, an increase of $4.2 million or 9.3%. The increase in technology and development cost was primarily driven by an increase in personnel costs, stock-based compensation expense and software and hosting expenses, partially offset by a decrease in amortization expense. Personnel costs were $30.9 million for the nine months ended September 30, 2024 compared to $27.9 million for the nine months ended September 30, 2023, an increase of $3.0 million or 10.8%. The increase in personnel costs was primarily driven by an increase in headcount within our technology and development teams. Stock-based compensation expense was $8.6 million for the nine months ended September 30, 2024, compared to $6.4 million for the nine months ended September 30, 2023, an increase of $2.2 million or 34.4%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates. Software and hosting expenses were $4.3 million for the nine months ended September 30, 2024, compared to $3.7 million for the nine months ended September 30, 2023, an increase of $0.6 million or 16.2%. The increase in software and hosting expenses was primarily due to additional software needs based on headcount growth. Amortization of intangible assets was $4.5 million for the nine months ended September 30, 2024, compared to $5.8 million for the nine months ended September 30, 2023, a decrease of $1.3 million or 22.4%. The decrease in amortization expense was primarily due to a decrease in acquired technology related to a previous acquisition.

Selling and Marketing

Selling and marketing expenses were $96.1 million for the nine months ended September 30, 2024, compared to $78.8 million for the nine months ended September 30, 2023, an increase of $17.3 million or 22.0%. The increase in selling and marketing expenses was primarily driven by an increase in personnel costs, stock-based compensation expense, amortization expense and professional fees. Personnel costs were $48.8 million for the nine months ended September 30, 2024, compared to $41.5 million for the nine months ended September 30, 2023, an increase of $7.3 million or 17.6%. The increase in personnel costs was primarily driven by an increase in headcount within our selling and marketing teams and commissions earned on sales during the period. Stock-based compensation expense was $13.3 million for the nine months ended September 30, 2024, compared to $8.8 million for the nine months ended September 30, 2023, an increase of $4.5 million or 51.1%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates. Amortization of intangibles was $5.9 million for the nine months ended September 30, 2024, compared to $3.8 million for the nine months ended September 30, 2023, an increase of $2.1 million or 55.3%. The increase in amortization expense was due to acquired intangible assets related to the StudyLink and Invoiced acquisitions. Professional fees were $15.4 million for the nine months ended September 30, 2024, compared to $14.1 million for the nine months ended September 30, 2023, an increase of $1.3 million or 9.2%. The increase in professional fees was due to increases in third party commissions.

General and Administrative

General and administrative expenses were $94.6 million for the nine months ended September 30, 2024, compared to $79.6 million for the nine months ended September 30, 2023, an increase of $15.0 million or 18.8%. The increase in general and administrative expenses was primarily driven by an increase in stock-based compensation expense and personnel costs, partially offset by a decrease in other costs. Stock-based compensation was $26.5 million for the nine months ended September 30, 2024, compared to $16.2 million for the nine months ended September 30, 2023, an increase of $10.3 million or 63.6%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates. Personnel costs were $36.8 million for the nine months ended September 30, 2024, compared to $30.8 million for the nine months ended September 30, 2023, an increase of $6.0 million or 19.5%. The increase in personnel costs was primarily driven by an increase in headcount. Other costs were $3.7 million for the nine months ended September 30, 2024, compared to $5.7 million for the nine months ended September 30, 2023, a decrease of $2.0 million or 35.1%. The decrease in other costs was primary due to hedging losses recorded during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2024.

Interest Expense

Interest expense was $0.4 million for the nine months ended September 30, 2024, compared to $0.3 million for the nine months ended September 30, 2023, an increase of $0.1 million or 33.3%. As of September 30, 2024 and 2023, there was no outstanding indebtedness under the 2024 Revolving Credit Facility or 2021 Revolving Credit Facility. Interest expense consists primarily of amortization of debt issuance costs and unused commitment fees related to our 2024 Revolving Credit Facility and 2021 Revolving Credit Facility.

Interest Income

Interest income was $16.6 million for the nine months ended September 30, 2024, compared to $7.7 million for the nine months ended September 30, 2023, an increase of $8.9 million or 115.6%. The increase in interest income is attributable to the increase in our cash balance associated with our Public Offering we completed in August and September 2023.

Gain (loss) from Remeasurement of Foreign Currency

Gain (loss) from remeasurement of foreign currency was $2.1 million for the nine months ended September 30, 2024, compared to $(3.5) million for the nine months ended September 30, 2023, an increase of $5.6 million or 160.0%. The increase was primarily the result of the remeasurement of foreign currency transactions into the British pound sterling and impact of fluctuations in exchange rates during respective remeasurement periods.

(Benefit from) Provision for Income Taxes

(Benefit from) provision for income taxes was $(2.0) million during the nine months ended September 30, 2024, compared to $2.3 million during the nine months ended September 30, 2023, a decrease of $4.3 million or 187.0%. The income tax benefit for the nine months ended September 30, 2024 was primarily attributable to a non-recurring benefit of $4.9 million relating to the release of a portion of our valuation allowance in the U.S. This release was due to taxable temporary differences recorded as part of the Invoiced acquisition which were a source of income to realize certain pre-existing federal and state deferred tax assets and was partially offset by income tax expense attributable to activity in our foreign subsidiaries and current U.S. federal and state taxes. The income tax provision for the nine months ended September 30, 2023 was primarily attributable to activity in our foreign subsidiaries and U.S. state taxes. Our effective tax rate was (12.3)% for the nine months ended September 30, 2024, compared to (28.6)% for the nine months ended September 30, 2023.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Total Payment Volume	$11,010.8	$8,866.5	$22,828.2	$18,634.2
Revenue	$156.8	$123.3	$374.6	$302.5
Revenue Less Ancillary Services	$151.4	$116.8	$361.5	$285.3
Gross Profit	$100.3	$78.4	$232.7	$185.4
Adjusted Gross Profit	$101.9	$80.1	$237.3	$190.4
Gross Margin	64.0%	63.6%	62.1%	61.3%
Adjusted Gross Margin	67.3%	68.6%	65.6%	66.7%
Net Income (Loss)	$38.9	$10.6	$18.8	$(9.9)
Adjusted EBITDA	$42.2	$27.5	$61.2	$34.3

For the three months ended September 30, 2024, transaction revenue and platform and other revenues represented 85.7% and 14.3% of our revenue, respectively. For the three months ended September 30, 2024, transaction revenue and platform and other revenues represented 88.0% and 12.0% of our total revenue less ancillary services, respectively. For the three months ended September 30, 2023, transaction revenue and platform and other revenues represented 84.8% and 15.2% of our revenue, respectively. For the three months ended September 30, 2023, transaction revenue and platform and other revenues represented 88.4% and 11.6% of our total revenue less ancillary services, respectively.

For the nine months ended September 30, 2024, transaction revenue and platform and other revenues represented 84.1% and 15.9% of our revenue, respectively. For the nine months ended September 30, 2024, transaction revenue and platform and other revenues represented 86.7% and 13.3% of our total revenue less ancillary services, respectively. For the nine months ended September 30, 2023, transaction revenue and platform and other revenues represented 81.9% and 18.1% of our revenue, respectively. For the nine months ended September 30, 2023, transaction revenue and platform and other revenues represented 86.2% and 13.8% of our total revenue less ancillary services, respectively.

For the three months ended September 30, 2024, our total payment volume was approximately $11.0 billion, consisting of $8.8 billion of total payment volume from transactions included in transaction revenue, and $2.2 billion of total payment volume from transactions included in platform and other revenues. For the three months ended September 30, 2023, our total payment volume was approximately $8.9 billion, consisting of $6.7 billion of total payment volume from transactions included in transaction revenue, and $2.2 billion of total payment volume from transactions included in platform and other revenues.

For the nine months ended September 30, 2024, our total payment volume was approximately $22.8 billion, consisting of $17.7 billion of total payment volume from transactions included in transaction revenue, and $5.1 billion of total payment volume from transactions included in platform and other revenues. For the nine months ended September 30, 2023, our total payment volume was approximately $18.6 billion, consisting of $13.5 billion of total payment volume from transactions included in transaction revenue, and $5.1 billion of total payment volume from transactions included in platform and other revenues.

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
•
EBITDA - EBITDA represents our consolidated net income (loss) in accordance with GAAP adjusted to include (i) interest expense, (ii) interest income, (iii) (benefit from) provision for income taxes and (iv) depreciation and amortization.

•
Adjusted EBITDA - Adjusted EBITDA represents EBITDA further adjusted by excluding (i) stock-based compensation expense and related payroll taxes, (ii) the impact from the change in fair value measurement for contingent consideration associated with acquisitions, (iii) gain (loss) from the remeasurement of foreign currency, (iv) indirect taxes related to intercompany activity, (v) acquisition related transaction costs and (vi) employee retention costs, such as incentive compensation associated with acquisition activities. Management believes that the exclusion of these amounts to calculate Adjusted EBITDA provides useful measures for period-to-period comparisons of our business.
•
Non-GAAP Operating Expenses - Non-GAAP Operating Expenses represents GAAP Operating Expenses adjusted by excluding (i) stock-based compensation expense and related payroll taxes, (ii) depreciation and amortization, (iii) acquisition related transaction costs, (iv) employee retention costs, such as incentive compensation associated with acquisition activities and (v) the impact from the change in fair value measurement for contingent consideration associated with acquisitions.

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

Revenue Less Ancillary Services, Adjusted Gross Profit and Adjusted Gross Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Revenue	$156.8	$123.3	$374.6	$302.5
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	(4.2)	(5.2)	(11.4)	(15.4)
Marketing fees	(1.2)	(1.3)	(1.7)	(1.8)
Revenue Less Ancillary Services	$151.4	$116.8	$361.5	$285.3
Payment processing services costs	54.6	42.9	136.1	110.6
Hosting and amortization costs within technology and development expenses	1.9	2.0	5.8	6.5
Cost of Revenue	$56.5	$44.9	$141.9	$117.1
Adjusted to:
Exclude printing and mailing costs	(4.2)	(5.2)	(11.4)	(15.4)
Offset marketing fees against related costs	(1.2)	(1.3)	(1.7)	(1.8)
Exclude depreciation and amortization	(1.6)	(1.7)	(4.6)	(5.0)
Adjusted Cost of Revenue	$49.5	$36.7	$124.2	$94.9
Gross Profit	$100.3	$78.4	$232.7	$185.4
Gross Margin	64.0%	63.6%	62.1%	61.3%
Adjusted Gross Profit	$101.9	$80.1	$237.3	$190.4
Adjusted Gross Margin	67.3%	68.6%	65.6%	66.7%

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(dollars in millions)	Transaction	Platform and other revenues	Revenue	Transaction	Platform and other revenues	Revenue
Revenue	$134.4	$22.4	$156.8	$104.6	$18.7	$123.3
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(4.2)	(4.2)	—	(5.2)	(5.2)
Marketing fees	(1.2)	—	(1.2)	(1.3)	—	(1.3)
Revenue Less Ancillary Services	$133.2	$18.2	$151.4	$103.3	$13.5	$116.8
Percentage of Revenue	85.7%	14.3%	100.0%	84.8%	15.2%	100.0%
Percentage of Revenue Less Ancillary Services	88.0%	12.0%	100.0%	88.4%	11.6%	100.0%

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
(dollars in millions)	Transaction	Platform and other revenues	Revenue	Transaction	Platform and other revenues	Revenue
Revenue	$314.9	$59.6	$374.6	$247.7	$54.8	$302.5
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(11.4)	(11.4)	—	(15.4)	(15.4)
Marketing fees	(1.7)	—	(1.7)	(1.8)	—	(1.8)
Revenue Less Ancillary Services	$313.2	$48.2	$361.5	$245.9	$39.4	$285.3
Percentage of Revenue	84.1%	15.9%	100.0%	81.9%	18.1%	100.0%
Percentage of Revenue Less Ancillary Services	86.7%	13.3%	100.0%	86.2%	13.8%	100.0%

Revenue Less Ancillary Services at Constant Currency:

	Three Months Ended September 30,		Growth
(dollars in millions)	2024	2023	Rate
Revenue	$156.8	$123.3	27%
Ancillary services	(5.4)	(6.5)
Revenue Less Ancillary Services	151.4	116.8	30%
Effects of foreign currency rate fluctuations	$(1.9)	—
Revenue Less Ancillary Services at Constant Currency	$149.5	$116.8	28%

	Nine Months Ended September 30,		Growth
(dollars in millions)	2024	2023	Rate
Revenue	$374.6	$302.5	24%
Ancillary services	(13.1)	(17.2)
Revenue Less Ancillary Services	361.5	285.3	27%
Effects of foreign currency rate fluctuations	$(1.2)	—
Revenue Less Ancillary Services at Constant Currency	$360.3	$285.3	26%

EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net income (loss)	$38.9	$10.6	$18.8	$(9.9)
Interest expense	0.1	0.1	0.4	0.3
Interest income	(5.0)	(3.8)	(16.6)	(7.7)
(Benefit from) provision for income taxes	(8.3)	0.8	(2.0)	2.3
Depreciation and amortization	4.6	4.0	13.5	12.1
EBITDA	30.3	11.7	14.1	(2.9)
Stock-based compensation expense and related taxes	16.4	11.6	49.0	32.3
Change in fair value of contingent consideration	(0.1)	—	(1.0)	0.4
(Gain) loss from remeasurement of foreign currency	(5.5)	4.2	(2.1)	3.5
Indirect taxes related to intercompany activity	0.1	0.1	0.2	0.2
Acquisition related transaction costs (1)	0.5	—	0.5	—
Acquisition related employee retention costs (2)	0.5	(0.1)	0.5	0.8
Adjusted EBITDA	$42.2	$27.5	$61.2	$34.3

(1)
Acquisition related transaction costs consisted of legal and advisory fees incurred in connection with the Invoiced acquisition.
(2)
Acquisition related employee retention costs consisted of costs incurred to retain and compensate Invoiced and WPM Group Ltd. (WPM) employees in connection with integration of the business. WPM was acquired on December 14, 2021.

Reconciliation of GAAP Operating Expenses to Non-GAAP Operating Expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
GAAP Technology and development	$16.7	$14.6	$49.3	$45.1
(-) Stock-based compensation expense and related taxes	(3.1)	(2.4)	(8.6)	(6.7)
(-) Depreciation and amortization	(1.7)	(2.1)	(5.3)	(6.1)
(-) Acquisition related employee retention costs	—	(0.1)	—	(0.8)
Non-GAAP Technology and development	$11.9	$10.0	$35.4	$31.5

GAAP Selling and marketing	$34.2	$27.1	$96.1	$78.8
(-) Stock-based compensation expense and related taxes	(4.6)	(3.1)	(13.6)	(9.2)
(-) Depreciation and amortization	(2.1)	(1.3)	(6.0)	(3.9)
(-) Acquisition related employee retention costs	(0.5)	—	(0.5)	(0.2)
Non-GAAP Selling and marketing	$27.0	$22.7	$76.0	$65.5

GAAP General and administrative	$31.1	$26.9	$94.6	$79.6
(-) Stock-based compensation expense and related taxes	(8.7)	(6.1)	(26.8)	(16.4)
(-) Depreciation and amortization	(0.7)	(0.6)	(2.2)	(2.1)
(-) Acquisition related transaction costs	(0.5)	—	(0.5)	—
(-) Change in fair value of contingent consideration	0.1	—	1.0	(0.4)
Non-GAAP General and administrative	$21.3	$20.2	$66.1	$60.7

Liquidity and Capital Resources

As of September 30, 2024, our principal source of liquidity is cash and cash equivalents of $565.0 million, short-term available-for-sale debt securities of $116.1 million and the available undrawn balance under our 2024 Revolving Credit Facility of $125.0 million. Cash equivalents is comprised primarily of money market funds and bank deposits. Our short-term available-for-sale debt securities are comprised of corporate bonds, U.S. Government obligations and asset backed securities.

On August 6, 2024, the Company announced a share repurchase program of up to $150 million of outstanding voting and non-voting common stock for an indefinite period as part of the Company’s Repurchase Program. For additional information on our Repurchase Program, see Note 11 - Stockholders’ Equity in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. During the three and nine months ended September 30, 2024, the Company repurchased 1,291,252 shares of its common stock for an aggregate amount, including commissions and accrued excise tax, of $23.1 million under the Repurchase Program. The repurchased shares are currently being held as treasury stock. As of September 30, 2024, approximately $127.1 million of the originally authorized amount under the Repurchase Program remained available for future repurchases.

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

We believe that our existing cash will be sufficient to support our expected working capital needs and material cash requirements for at least the next 12 months from the issuance of these condensed consolidated financial statements. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from clients, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the price at which we are able to purchase public cloud capacity, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. In addition, we have, and may in the future, repurchase shares of our voting and non-voting common stock from time to time under our Repurchase Program. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

Cash Flows

The following table sets forth a summary of our cash flow information for the periods presented:

	Nine Months Ended September 30,
(in millions)	2024	2023
Net cash provided by operating activities	$132.9	$20.9
Net cash used in investing activities	(205.6)	(5.1)
Net cash (used in) provided by financing activities	(16.6)	270.7
Effect of exchange rate changes on cash and cash equivalents	(0.3)	0.6
Net (decrease) increase in cash, cash equivalents	$(89.6)	$287.0

Operating Activities

Net cash provided by operating activities consists of net income (loss) adjusted for certain non-cash items and changes in other assets and liabilities.

During the nine months ended September 30, 2024, net cash provided by operating activities of $132.9 million was primarily the result of net income of $18.8 million, adjusted for non-cash expenses of $53.4 million, which primarily included stock-based compensation expenses of $48.4 million and depreciation and amortization of $12.7 million, offset by $60.8 million related to changes in our operating assets and liabilities, net of acquisitions.

During the nine months ended September 30, 2023, net cash provided by operating activities of $20.9 million was primarily the result of net loss of $9.9 million, adjusted for non-cash expenses of $43.7 million, which primarily included stock-based compensation expenses of $31.3 million, depreciation and amortization of $11.8 million and provision for uncollectible accounts of $0.5 million, offset by a deferred tax benefit of $0.9 million and $13.0 million related to changes in our operating assets and liabilities, net of acquisitions.

Net cash provided by operating activities was $132.9 million during the nine months ended September 30, 2024, compared to $20.9 million during the nine months ended September 30, 2023. The increase of $112.1 million in our net cash provided by operating activities was primarily related to a net increase in our operating assets and liabilities, net of acquisitions of $60.8 million during the nine months ended September 30, 2024, compared to a net decrease of $13.0 million during the nine months ended September 30, 2023. This increase was driven by an increase in funds payable to clients of $79.2 million compared to the prior year period primarily as a result of the timing of payments to our clients in the applicable period. The timing of payments to our clients will vary from period to period based on when our client’s customer payment for a particular transaction is made and when we are contractually required to remit such payment to our client. This net increase in cash provided by operating activities was also impacted by our operating cash flows from our net income (after adjustments for an increase in non-cash expenses of $9.7 million) which increased by $38.3 million for the nine months ended September 30, 2024, compared to the prior period, reflective of the growth in transaction payment volumes, from both our existing clients and new clients and an increase in interest income as a result of our higher cash balances, offset by increases in our costs and operating expenses, the largest of which was our payment processing services costs.

Investing Activities

During the nine months ended September 30, 2024, cash used in investing activities of $205.6 million was the result of purchase of short-term and long-term investments for $160.6 million, our acquisition of Invoiced for cash purchase consideration of $45.4 million, net of cash acquired, capitalization of internally developed software costs of $4.6 million, and purchase of property and equipment of $0.8 million, offset by the proceeds from the maturity and sale of short and long-term investments of $5.9 million.

During the nine months ended September 30, 2023, cash used in investing activities of $5.1 million was the result of capitalization of internally developed software costs of $4.1 million and purchase of property and equipment of $0.9 million.

Financing Activities

During the nine months ended September 30, 2024, cash used in financing activities of $16.6 million was the result of common stock repurchase of $22.9 million and payments of debt issuance costs of $0.8 million, offset by proceeds from exercise of stock options of approximately $4.0 million and proceeds from issuance of stock under the ESPP of $3.1 million.

During the nine months ended September 30, 2023, cash provided by financing activities of $270.7 million was the result of proceeds from issuance of common stock under public offering of $261.1 million, proceeds from exercise of stock options of $8.5 million and proceeds from issuance of stock under the ESPP of $2.7 million, offset by payments for contingent consideration of $1.2 million related to our acquisition of Cohort Solutions Pty Ltd. in 2022 and payments of costs related to public offering of $0.4 million.

As of September 30, 2024 and 2023, there was no outstanding indebtedness under the 2024 Revolving Credit Facility and the 2021 Revolving Credit Facility.

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

Interest Rate Risk

We are exposed to interest rate risk relating to our cash and cash equivalents and available-for-sale debt securities. We hold cash in both non-interest and interest-bearing bank accounts. Our corporate investment portfolio consists primarily of money market funds, which are AAA-rated and comprised of liquid, high quality debt securities issued by the U.S. government, and investments in available-for-sale corporate bonds, U.S. government obligations and asset-backed debt securities. An immediate 10% increase or decrease in interest rates would not have a material effect on our financial position, resulting of operations or cash flows.

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

As of September 30, 2024 and December 31, 2023, there was no outstanding indebtedness under the 2024 Revolving Credit Facility and 2021 Revolving Credit Facility. An immediate 10% increase or decrease in interest rates would not have a material effect on our financial position, results of operations or cash flows.

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

Our cash flows and operating results may also be impacted by fluctuations in foreign currency exchange rates between the U.S. Dollar and various currencies, in particular the British Pound. The value of our revenue and profits in local currencies may be worth more or less in U.S. Dollars due to a strengthening or weakening, respectively, of those currencies against the U.S. Dollar. For example, as the U.S. Dollar weakened against several currencies, including the British Pound, relative to the same quarter in the prior year, these foreign exchange impacts increased our reported revenue in U.S. Dollars by approximately $1.9 million compared to the quarter ended September 30, 2023 on a constant currency basis.

Fluctuations in foreign currency exchange rates may also impact the value of assets and liabilities denominated in currencies other than the functional currencies of our entities. Our reporting currency and the functional currency of our subsidiaries, with the exception of our U.K. and Australian subsidiaries, is the U.S. Dollar. The functional currency for our U.K. and Australian subsidiaries is the local currency, or British Pound and Australian Dollar, respectively. Financial statements of our foreign subsidiaries are translated from local currency into U.S. Dollars using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates in effect during the period for revenue and expenses. Resulting translation adjustments are included as a component of accumulated other comprehensive income in our condensed consolidated balance sheets. Gains and losses from the remeasurement of foreign currencies into functional currencies are recognized in the condensed consolidated statements of operations and comprehensive income (loss). A potential change in foreign exchange rates of 10% from such remeasurement would have impacted income (loss) before income taxes by approximately $28.0 million and $19.9 million at September 30, 2024 and December 31, 2023, respectively.

Inflation Risk

Inflation did not have a material effect on our cash flows and results of operations during the three or nine months ended September 30, 2024. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increase in prices of our product offerings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial and Accounting Officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a 15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a- 15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In the course of enhancing our sanctions compliance function, we initiated an internal review that identified issues related to our compliance with sanctions, including payments that may have originated from sanctioned jurisdictions or sanctioned persons. Although Flywire continues to evaluate whether these or other transactions constitute potential violations of OFAC sanctions (including whether certain of these payments may have been authorized by general licenses or license exemptions under the relevant sanctions regulations), Flywire has made voluntary submissions to OFAC to report apparent violations and provide supplemental information. Flywire is currently engaging with OFAC to resolve these matters. Based upon the results of the internal investigation completed to date, we do not believe that the amount of any loss incurred as a result of this matter would be material to our business, financial condition, results of operations or cash flows.

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

We were incorporated in 2009 and although we have generated net income in prior periods, we incurred a net loss in the year ended December 31, 2023, have incurred net losses in the past, and may continue to incur net losses in the future. We generated net losses of $8.6 million and $39.3 million for the years ended December 31, 2023 and 2022, respectively, and net income of $18.8 million during the nine months ended September 30, 2024. In addition, as of September 30, 2024, we had an accumulated deficit of $155.0 million. We have experienced significant revenue growth in recent periods and we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to invest in headcount, to expend significant funds to further develop our solutions, including introducing new functionality, and to expand our marketing programs and sales teams to drive new client adoption, expand strategic partner integrations, and support international and product expansion. Our operating results are also impacted by the mix of our revenue generated from our different revenue sources, which include transaction revenue and platform and other fee revenue. Changes in our revenue mix from quarter to quarter, including those derived from cross-border or domestic currency transactions, will impact our margins, and we may not be able to grow our gross margin adequately to achieve or sustain profitability. In addition, the mix of payment methods utilized by our clients’ customers may have an impact on our margins given that our costs associated with certain payment methods, such as credit cards, are higher than other payment methods accepted by our solutions, such as bank transfers. Due to the cross-border nature of much of our business, fluctuations in foreign currency exchange rates, slowdowns in international mobility and other regional considerations may affect our operating results. We will also face increased compliance and security costs associated with growth, the expansion of our client base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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

A majority of the total payment volume we have historically processed is cross-border payments denominated in many foreign currencies, which subjects us to foreign currency risk. The strengthening or weakening of the U.S. dollar versus these foreign currencies impacts the translation of our net revenues generated in these foreign currencies into the U.S. dollar. For example, as the U.S. Dollar weakened against several currencies, including the British Pound, relative to the same quarter in the prior year, these foreign exchange impacts increased our reported revenue in U.S. Dollars by approximately $1.9 million compared to the quarter ended September 30, 2023 on a constant currency basis. In connection with providing our solutions in multiple currencies, we may face financial exposure if we are unable to implement appropriate hedging strategies, negotiate beneficial foreign exchange rates, or as a result of fluctuations in foreign exchange rates between the times that we set them. We also have foreign exchange risk on our assets and liabilities denominated in currencies other than the functional currency of our subsidiaries. We also incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of our expenses being higher which may not be offset by additional revenue earned in the local currency. This could have a negative impact on our reported results of operations.

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
•
Declines in international student enrollment. Global conflict and restrictions on immigration or increased limitation on the award of student visas (such as those recently announced in Canada and Australia) has and may continue to negatively impact the cross-border education industry and schools that rely on foreign student populations.
•
General economic conditions. Any contraction in the economy could be expected to reduce enrollment in higher education, whether by reducing funding, reducing corporate allowances for continuing education, general reductions in employment or savings or other factors.

International cross-border transaction revenue represents a significant part of our revenue; international regulations and restrictions that inhibit cross-border travel and relocation of international students, as well as ongoing political friction between China and the U.S. that have slowed the growth of Chinese students studying in the U.S. and may have resulted in changes in Chinese student education destinations, have had and may continue to have an impact on our revenue growth. More recently, the Canadian government announced it will set a cap on international student permit applications for the years 2024 and 2025, motivated in part by housing shortages. Australia has also recently delayed the processing of international student visas. Other governments where our client institutions are located may be considering similar limitations on the issuance of international student visas. This has and could continue to adversely impact our business, operating results, and financial condition.

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

For example, on February 24, 2022, Russian military forces invaded Ukraine, and continued conflict and disruption in the region is likely, and on October 7, 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. On October 8, 2023, Israel formally declared war on Hamas, and thereafter commenced military operations against Hamas and the armed conflict is ongoing as of the date of this filing, with Israel and Iran recently exchanging missile attacks, and the conflict intensifying in Lebanon. Although the length, impact and outcome of the ongoing conflicts in Ukraine and Israel are highly unpredictable, these conflicts could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as an increase in cyberattacks and espionage.

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

Inflation and interest rate increases have and may in the future result in decreased demand for our solutions, increases in our operating costs including our labor costs, constrained credit and liquidity, and volatility in financial markets and the banking ecosystem. During 2023, the United States Federal Reserve raised, and may in the future raise, interest rates in response to concerns over inflation risk. Although the Federal Reserve lowered interest rates by 50 basis points on September 18, 2024, interest rates remain elevated and there continues to be uncertainty in the changing market and economic conditions, including the possibility of additional measures that could be taken by the Federal Reserve and other government agencies, related to concerns over inflation risk. A sharp rise in interest rates could have an adverse impact on the fair market value of securities we may invest in as part of our portfolio investments, which could adversely affect our financial results. In addition, 2024 is a presidential election year in the U.S., and political conditions may contribute to economic uncertainty or volatility, irrespective of electoral outcomes, which could adversely affect our business, results of operations and financial condition.

We have an office in Tel Aviv, Israel. Conditions in Israel, including attacks by Hamas and other terrorist organizations from the Gaza Strip as well as Iran, and Israel’s war against them, may affect our operations.

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

For the year ended December 31, 2023, we processed over $24.0 billion in payments on our solutions, compared to approximately $18.1 billion for the year ended December 31, 2022. For the nine months ended September 30, 2024, we processed approximately $22.8 billion in payments on our solutions. We have grown rapidly and seek to continue to grow, and our business is subject to the risk of financial losses as a result of chargebacks for client-related losses, credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors in our solutions. As a provider of accounts receivable and other payment solutions, we enable the transfer of funds to our clients from their customers. Software errors in our solutions, including as a result of ordinary course updates to our software and systems, and operational errors by our FlyMates and business partners may also expose us to losses. In our business model, subject to certain exceptions, we function as a merchant of record in connection with the receipt of payments by our clients’ customers, which subjects us to chargeback risk in the event a client’s customer cancels or otherwise does not receive the services for which such customer paid. Although our client contracts allow us to pass such chargeback risk to our client, if a client has gone out of business, we are unable to collect on the chargeback and will bear the economic loss, which can negatively impact our business.

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

We use public cloud hosting with Amazon Web Services (AWS) and depend on AWS’ ability to protect their data centers against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. Our operations depend on protecting the cloud infrastructure hosted by AWS by maintaining the configuration, architecture, and interconnection specifications, as well as the information stored in these virtual data centers and transmitted by third-party internet service providers. In limited occasions, we have experienced service disruptions in the past, and may experience interruptions or delays in our solutions in the future. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data storage services we use. Although we have disaster recovery plans that utilize various data storage locations, any incident affecting our data storage or internet service providers’ infrastructure that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, war or other military conflict, including an escalation of the conflict between Russia and Ukraine, terrorist attacks, negligence, and other similar events beyond our control could negatively affect our solutions. Additionally, in July 2024, a software update by CrowdStrike Holdings, Inc., a cybersecurity technology company, caused widespread crashes of Windows systems into which it was integrated, including certain Windows systems used by our vendors and customers. As of the date of this Quarterly Report on Form 10-Q, we have not experienced any significant impacts as a result of the CrowdStrike software update, but we could in the future experience similar software-induced interruptions to our operations. Any prolonged service disruption affecting our solutions could damage our reputation with current and potential clients, expose us to liability, cause us to lose clients, or otherwise harm our business. In the event of damage or interruption to our solutions, our insurance policies may not adequately compensate us for any losses that we may incur.

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

We are currently required to comply with U.S. economic and trade sanctions administered OFAC and we have processes in place to comply with the OFAC regulations as well as similar requirements in the foreign jurisdictions in which we already operate. As part of our compliance efforts, we scan our clients and their customers against watch lists promulgated by OFAC and certain other international agencies. Our application can be accessed from nearly anywhere in the world, and if our service is accessed from a sanctioned country or otherwise accessed or used in violation of applicable trade and economic sanctions, we could be subject to fines or other enforcement actions. In the course of enhancing our sanctions compliance function, we initiated an internal review that identified issues related to our compliance with sanctions, including payments that may have originated from sanctioned jurisdictions or sanctioned persons. We have made voluntary submissions to OFAC to report the apparent violations and to provide supplemental information. Flywire is currently engaging with OFAC to resolve these matters. Although the internal investigation completed to date suggests that any loss incurred as a result of this matter would not be material to our business, if OFAC ultimately concludes any violation has occurred in connection with these or other transactions, it could result in penalties, fines, costs, and restrictions on our ability to do business, which could also harm our operating results.

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

Our business operations in other parts of the world such as the U.K., Lithuania, Canada, Australia, Hong Kong, New Zealand, Indonesia and Singapore are subject to similar laws and requirements. Regulators in the United States and globally continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program, including the procedures we use to verify the identity of our clients and to monitor transactions on our system, including payments to persons outside of the United States. Regulators regularly re-examine the transaction volume thresholds at which we must obtain and keep applicable records or verify identities of clients, and any change in such thresholds could result in greater costs for compliance. Similarly, as a condition to doing business with us, our banking and other strategic partners also impose ongoing obligations on us related to AML and CFT and sanctions screening. Any failure on our part to maintain the necessary processes and policies to comply with these regulations and requirements, or to adapt our processes and policies to changes in laws, would subject us to penalties, fines, or loss of key relationships which would have a material adverse effect on our business and results of operations. Furthermore, government sanctions imposed with respect to Russia's invasion of Ukraine in early 2022 are impacting our ability to offer our services in the region, and additional sanctions could be imposed in the future. Further instability or tension in Russia, Ukraine, and the surrounding region could also cause us to adjust our operating model, which would increase our costs of operations.

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

As of September 30, 2024, we had U.S. federal NOL carryforwards of approximately $50.7 million and state NOL carryforwards of approximately $78.2 million. The federal and material state NOL carryforwards will begin to expire in 2030 and 2024, respectively. In general, under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations.

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

Concerns over economic recession, high interest rate and inflation, supply chain delays and disruptions, policy priorities of the U.S. presidential administration and Congress, trade wars, unemployment, or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries. The U.S. government and other governments in jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the SWIFT system, and have threatened additional sanctions and controls. The full impact of these measures, as well as potential responses to them by Russia, is unknown.

Our business and operations could be negatively affected by any pending or future securities litigation or stockholder activism.

From time to time, we may be subject to securities class actions, derivative suits or other securities-related legal actions.

In the past, securities class action litigation have often been brought against a company following a decline in the market price of its securities. In addition, stockholder activism, which could take many forms and arise in a variety of situations, has been increasing recently, and new universal proxy rules could significantly lower the cost and further increase the ease and likelihood of stockholder activism. This risk is especially relevant for us because technology companies have experienced significant stock price volatility in recent years. Volatility in our stock price or other reasons may in the future cause us to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs, including significant legal fees and other expenses, and divert our management and board of directors’ attention and resources from our business. Additionally, securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with customers and business partners, adversely affect our reputation, and make it more difficult to attract and retain qualified personnel. Our stock price could also be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

Any claims or litigation, even if fully indemnified or insured, could adversely affect our relationships with customers and business partners, damage our reputation, decrease customer demand for our services and make it more difficult to attract and retain qualified personnel, making it more difficult for us to compete effectively. In addition, lawsuits or legal claims involving us may increase our insurance premiums, deductibles or co-insurance requirements or otherwise make it more difficult for us to maintain or obtain adequate insurance coverage on acceptable terms, if at all. Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions, as well as caps on amounts recoverable. Even if we believe that a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery. Our exposure under these matters may also include our indemnification obligations, to the extent that we have any, to current and former officers and directors against losses incurred in connection with these matters, including reimbursement of legal fees and other expenses.

As a result, pending or future lawsuits involving us, or our officers or directors, could have a material adverse effect on our business, reputation, financial condition, results of operations, liquidity and the trading price of our common stock.

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

We cannot guarantee that our repurchase program will be fully implemented or that it will enhance stockholder value, and share repurchases could affect the price of our common stock.

In August 2024, we announced that our Board of Directors authorized a share repurchase program, or the Repurchase Program, pursuant to which we may, from time to time, purchase shares of our Voting and Non-voting common stock for an aggregate purchase price not to exceed $150 million. Repurchases under the Repurchase Program may be made through a variety of methods and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors. The timing, pricing, and size of share repurchases will depend on a number of factors, including price, corporate and regulatory requirements, and general market and economic conditions. The Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares, and may be suspended or discontinued by our Board of Directors at any time, which may result in a decrease in the price of our common stock.

Repurchases under the Repurchase Program will decrease the number of outstanding shares of our common stock and therefore could affect the price of our common stock and increase its volatility. The existence of the Repurchase Program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could reduce the market liquidity for our common stock. Repurchases under the Repurchase Program will diminish our cash reserves, which could impact our ability to further develop our business and service our indebtedness. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our common stock price. Although the Repurchase Program is intended to enhance long-term stockholder value, short-term price fluctuations could reduce the program’s effectiveness.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We had a total of 122,575,857 shares of our voting common stock and 1,873,320 shares of our non-voting common stock outstanding as of September 30, 2024. Other than shares held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements, these shares of common stock generally are freely tradable without restrictions or further registration under the Securities Act.

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

As of September 30, 2024, our current executive officers, directors and the holders of more than 5% of our outstanding voting and non-voting common stock, in the aggregate, beneficially owned a significant percentage of our outstanding voting and non-voting common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

The following table summarizes the repurchases of voting common stock during the three months ended September 30, 2024 (in thousands, except shares and per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	—	$—	—	$—
August 1, 2024 - August 31, 2024	896,555	$17.78	896,555	$134,055
September 1, 2024 - September 30, 2024	394,697	$17.58	394,697	$127,117
Total	1,291,252		1,291,252

(1) All shares were repurchased in open market transactions pursuant to a share repurchase program to repurchase up to $150 million of our outstanding voting and non-voting common stock for an indefinite period (the Repurchase Program). The Repurchase Program was authorized by our board of directors and publicly announced on August 6, 2024. Repurchases under the Repurchase Program may be made from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions, including Rule 10b-18. For additional information on our Repurchase Program, see Note 11 - Stockholders’ Equity in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(2) Average price paid per share includes related commissions, but excludes the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the period covered by this Quarterly Report on Form 10-Q, other than as set forth below, no director or officer of the Company “adopted” or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

On September 11, 2024, Peter Butterfield, our General Counsel and Chief Compliance Officer, adopted a trading arrangement for the sale of shares of our common stock (a "Rule 10b-5 Trading Plan") that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Butterfield's Rule 10b-5 Trading Plan provides for the sale of up to 104,956 shares of common stock pursuant to the terms of the plan. The plan is effective through January 12, 2026 unless earlier terminated in accordance with the terms of the plan.

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

FLYWIRE CORPORATION

Date: November 7, 2024	By:	/s/ Michael Massaro
Michael Massaro
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Cosmin Pitigoi
Cosmin Pitigoi
Chief Financial Officer
(Principal Financial and Accounting Officer)