Form 10-K
period 2024-12-31
Flywire Corp
filed 2025-02-26
CIK 1580560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the last business day of the registrant’s mostly recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1,976,147,414 based upon the closing sale price of our voting common stock of $16.39 per share on that date. Shares of voting common stock held by each executive officer, director and stockholders known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates.

As of February 20, 2025, the registrant had 121,719,438 shares of voting common stock, $0.0001 par value per share, outstanding and 1,873,320 shares of non-voting common stock $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2025 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference in Part III of this Form 10-K.

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
•
political, economic, foreign currency exchange rate, inflation, tariffs, banking, legal, immigration, social and health risks and public health measures that may affect cross-border commerce, education and travel, our business or the global economy;
•
our beliefs and objectives for future operations;
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
•
recent and future acquisitions or investments in complementary companies, products, services, or technologies, including the expected benefits and synergies of the acquisition of Sertifi LLC (Sertifi), the benefits of Sertifi’s platform, financial results and margins;
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

The Flywire Advantage

Next-Gen
Payments
Platform
Select your payment method
Vertical
Specific
Software
EDUCATION
B2B
TRAVEL
HEALTHCARE
DEEP INDUSTRY EXPERTISE
Proprietary
Global Payment
Network

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
•
Vertical-Specific Software Backed by Deep Industry Expertise. We go beyond payments by offering seamless integration of our software within our clients’ existing operating workflows and IT infrastructure. Our team, with decades of industry and domain expertise, designed our cloud-based software to be highly scalable across the types of clients we serve, aiming to solve unique payments and accounts receivable challenges of education, healthcare, travel, and B2B. For example, we have launched over 10,000 client payment portals, each built on our shared payments platform and global payment network but tailored to our clients’ brands and needs. In addition, our software solutions include interactive dashboards to manage payments, reporting tools to streamline reconciliation and customer communication tools to personalize and digitize engagement. This enables us to be a hub of omni-channel connectivity, augmenting the relationship between our clients and their customers.

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

Powerful Flywheel

Deep industry integrations
Vertical software
New products
Clients
Network effects
Banks
Fintech partners
Geo expansion
Payers
Client's customers

The benefits of our flywheel are visible in the significant scale we have achieved to date. As of December 31, 2024, we serve approximately 4,500 clients around the world, excluding clients acquired from the acquisition of Invoiced Inc. (Invoiced). In education, we serve more than 3,100 institutions. In healthcare, we serve more than 100 healthcare systems, including four of the top 10 healthcare systems in the United States ranked by hospital size. In our travel and B2B verticals, we have a growing portfolio of approximately 1,300 clients.

Our business model is designed to encourage rapid, widespread utilization of our solutions. We enable our clients to scale the use of Flywire to an unlimited number of customers with favorable unit economics. For the years ended December 31, 2024 and 2023, we enabled over $29.7 billion and over $24.0 billion, respectively, of total payment volume across more than 140 currencies.

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

We also reach clients through our direct channel. Our domain-experienced sales and relationship management teams bring vertical expertise and regional and local reach that drives high dollar-based net retention. For the year ended

December 31, 2024, our annual net dollar-based retention rate was approximately 114%. For the year ended December 31, 2023, our annual net dollar-based retention rate was approximately 125%. For the year ended December 31, 2022, our annual net dollar-based retention rate was approximately 124%. In addition, our client and customer service combines high-tech and high-touch functions backed by 24x7 multilingual customer support, resulting in high client and customer satisfaction.

We have grown rapidly since our founding. We generated revenue of $492.1 million, $403.1 million and $289.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, and incurred net income of $2.9 million for the year ended December 31, 2024 and net losses of $8.6 million and $39.3 million for the years ended December 31, 2023 and 2022, respectively. In February 2025, we acquired Sertifi, a vertical software and payments platform digitizing hospitality-specific workflows and associated payments. In August 2024, we acquired Invoiced, a U.S.-based software as a service (SaaS) B2B company that provides accounts receivable software that automates all aspects of billing, collections, payments, reporting and forecasting within a single online platform. In November 2023, we acquired Learning Information Systems Pty Ltd. (StudyLink), an Australian-based SaaS education company that provides platforms to education providers to support their student admissions systems and processes, including features such as eligibility assessment, offer generation, recruitment agent and commission management and acceptance processing. In July 2022, we acquired Cohort Solutions Pty Ltd. (Cohort Go), an Australian-based education payments provider that simplifies the student recruitment process by bringing together students, agents and essential student services such as health insurance into one platform.

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

For the years ended December 31, 2024 and 2023, we enabled over $29.7 billion and over $24.0 billion, respectively, in total payment volume across multiple payment types, including local bank transfer, credit, debit and other alternative payment methods such as Alipay, Boleto, PayPal / Venmo, and Trustly. The majority of our payment volume is not card related and is completed over our global payment network. This reflects the myriad of payment options enabled by our global payment network that are critical for the larger, more complex payments that we handle.

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

In addition to international expansion, we are accelerating the growth of our in-country domestic accounts receivable business with the goal of both selling new solutions to existing clients and gaining new clients. Many of our clients who successfully use our payments platform to process cross-border payments require a similar solution for in-country domestic payments, which have similar challenges: they are reliant on home-grown or legacy solutions with limited or inflexible capabilities and often require time consuming manual updates. With our payments platform, clients are able to streamline payment processes and offer their customers flexible payment options, without the expense of building their own systems—for both in-country domestic and cross-border transactions.

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

We believe our receive-side network sets us apart. Flywire clients, no matter the vertical or market they are in, can receive a single daily payment in their preferred currency that aggregates and reconciles all their customer payments made via Flywire from around the globe—across approximately 5,000 geographic corridors for 2024 representing transaction flows between payers and payees.

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
•
Ecosystem of alternative payment methods. We offer a myriad of alternative payment methods, such as Alipay, Boleto, PayPal / Venmo, and Trustly, to allow our clients’ customers to choose how they pay. We believe this helps promote greater adoption of our payments platform, higher levels of engagement and satisfaction, and increased value across our ecosystem.
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

We offer deep integration within our clients’ existing apps and workflows for seamless payment acceptance and reconciliation. Our integrations, supported by our application programming interfaces (APIs), include some of the largest and most recognized accounting and enterprise resource planning (ERP) systems, such as Ellucian Company, L.P. and Tribal in education, Epic Systems Corporation in healthcare, Rezdy Pty Ltd in travel, and Oracle Corporation in B2B payments. Through these integrations, our clients are able to reduce the number of banks and technology and payment providers on which they rely, while achieving faster settlements and lower wire and transaction fees.

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

Legacy payment and accounts receivable management infrastructure has significant limitations and is ripe for innovation

Even in some of the largest industries in the world, such as education, healthcare, and travel, legacy payment and accounts receivable infrastructure has not evolved to streamline complexities nor enhance efficiency as demanded by organizations or their customers. This legacy infrastructure has the following limitations:

•
Paper-based. The accounts receivable process, from creation of an invoice to delivery to the customer, is most often still dependent on paper. This paper-based workflow not only results in payment flows that are slow, error-prone, and less secure, but is also costly for businesses. According to studies that we commissioned, 55% of businesses surveyed lost 4-5% of revenue each month due to payment inefficiencies and 89% experience lost opportunity cost due to time spent dealing with accounts receivable challenges. We digitize and automate the accounts receivable process from start to finish, allowing clients to rely on our solutions and save on their accounts receivable transaction and processing costs.
•
Manual. Legacy workflows require manual input of employees at every stage of the accounts receivable process: from opening an envelope, logging the receipt, getting approvals, cashing the check, to proper accounting and compliance. This repetitive employee engagement significantly slows down payment flows, increases likelihood of error, and is more expensive for businesses. Organizations that automatically generate the vast majority of their invoices reported processing almost twice as many invoices per invoicing full-time equivalent (FTE) compared to those that do not, according to survey data from the American Productivity and Quality Center (APQC). Our clients can easily leverage our solutions for traditional back-office tasks, with less manual labor involved from start to finish.
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

Our Growth Strategy

We believe we have a significant opportunity to build on our success and momentum to date. The key elements of our growth strategy include:

Expand Our Client Reach

•
Grow with existing clients. We intend to continue to become a more integral part of our clients’ businesses as the number of our clients’ customers who utilize our solutions increases. Our track record of organic growth with our clients is demonstrated by our three-year average annual net dollar-based retention rate, which averaged approximately 121% for the years ended December 31, 2022 through December 31, 2024. As our clients transform and digitize their operational workflows, we plan to encourage them to add additional solutions, such as tailored invoicing, payment plans, and eStore marketplace.
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

Pursue Strategic and Value-Enhancing Acquisitions

We intend to continue to complement and accelerate our organic growth strategies through acquisitions. We have a successful record of identifying, executing, and integrating acquisitions, and we intend to continue to pursue acquisitions through a highly disciplined approach. We also have the scale to be an attractive and reputable consolidator in the payments markets as evidenced by our ability to retain to date nearly all of the clients and employees from our Cohort Go, StudyLink and Invoiced acquisitions. We believe our approach and breadth of experience in integrating culturally-aligned businesses position us to maximize the value we derive from future acquisitions.

Our Business Model

We derive revenue from transactions and platform and other revenues. Each new student tuition bill, patient visit, travel journey and business invoice is an opportunity for us to generate fees.

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

International Payment Example: In the first example below, a Chinese student paying their tuition to a Canadian university experiences a seamless process from start to finish—choosing their preferred payment method and currency. For our client, the accounts receivable process is automated and streamlined from invoice to receipt and to reconciliation and real-time ERP updates. For our cross-border payments, we have short term foreign exchange exposure, typically between one and four days; we leverage our in-house currency hedging algorithms, and enter into non-deliverable forward foreign currency contracts, to mitigate the volatility related to fluctuations in the foreign exchange rates. For additional discussion about our foreign exchange rate exposure, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk”.

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

We also reach clients indirectly through our channel partnerships, integrations with workflow software, and other technology providers. Our channel partners include financial institutions, such as Bank of America Corporation, as well as a number of referral partners such as Tribal Group PLC and Oracle Heath, Inc. Additionally, Flywire has integrations with leading accounting and ERP systems, such as Oracle Corporation, Ellucian Company, L.P., Epic Systems Corporation and Rezdy Pty Ltd.

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

Software-as-a-Service

Our vertical-specific software leverages our payments platform to provide industry specific solutions and deliver “last mile” connectivity to our clients’ operating systems and their customers. Our applications address complex billing and domestic and cross-border payment processes, while delivering a near seamless payment experience. Additionally, our personalization engine is delivered as a software solution and leverages our AI and ML and deep analytics systems.

Public Application Programming Interface (API)

We have a direct public API that sits on top of our payments platform. For organizations of all sizes, from smaller businesses to larger enterprises who want to control the customer experience, we can expose our API for easy integration, significantly reducing the time to realize advantages from the use of our solution. This public API capability significantly enhances our ability to scale and to execute on our growth strategies.

Our technology is designed for speed, resilience and reliability. We believe we demonstrated our ability to scale when we entered the broader B2B market and were able to leverage engineering solutions and APIs in our other verticals, including a native module integrated into NetSuite. Our technology enables us to process transactions in real-time, regardless of origin, destination or amount. For example, in education, our deep, customized integrations within our clients’ systems can lead to the difference between on-time enrollment or missed registrations—a difference that cannot be delivered through batch processes that are not posted instantaneously. We leverage Amazon Web Services (AWS) for our cloud redundancy, and tools such Pingdom, Cloudflare, and PagerDuty for an uninterrupted experience for our clients and their customers.

Our Compliance and Risk Management Foundation

We have a dedicated compliance and risk management function. We have implemented the practices to help us protect our business and assure our clients and payment partners that our processes are compliant and meet or exceed their exacting standards, including advanced and agile practices for risk governance and a monitoring program that leverages key data inputs and software. We have robust AML, suspicious activity reports (SARs) and client KYC procedures. We also devote considerable resources to our data and cyber security. In addition, we possess key certifications across the verticals we serve, which we believe is an important aspect of why our clients choose to work with us. These audit-tested certifications and risk program features, which in many cases apply with specificity to the verticals we serve, include: third party certifications for Service Organization Control 2 (both SOC 1, Type II and SOC 2, Type II), Payment Card Industry Data Security Standard (PCI DSS), and Americans with Disabilities Act (ADA) compliance, HITRUST Common Security Framework certification (Particularly relevant to our healthcare vertical), as well as systems and processes designed to ensure compliance with the General Data Protection Regulation (GDPR) in Europe, the Data Security Law (DSL) and Personal Information Protection Law (PIPL) in China, the California Consumer Protection Act (CCPA), the Personal Information Protection and Electronic Documents Act in Canada, Family Educational Rights and Privacy Act (FERPA), and Health Insurance Portability and Accountability Act (HIPAA), among others.

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

•
Currency controls and exemptions. We have developed robust controls designed to comply with the requirements of handling cross-border payments. For example, in certain jurisdictions where it is required, we are able to help track and prove purpose-driven payments through digital document collection and verification integrated with our clients’ systems.
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
o
risk mitigation through outreach, awareness, internal training, assessment, policy development and adoption of best practices;
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

To support these areas of focus, our risk and security team has developed a foundation resting on an appropriate governance and policy structure, robust and scalable security architecture and solutions, frequent internal training of FlyMates and an expansive and continuous cyber security and incident response framework. In addition, we have FlyMates in the compliance and risk management function located around the world where we have operations to address the needs of the business in real-time.

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

We actively pursue registration of our trademarks, logos, service marks, trade dress, and domain names in the United States and in other jurisdictions. As of December 31, 2024, we had 122 registered trademarks and trademark applications, and were the registered holder of a variety of U.S. and international domain names.

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

If our compliance programs are found to be deficient, we could lose key relationships with banks, merchant acquirers, and other payment partners on which we rely to carry out our business. Fines, penalties or sanctions for the violation of AML and CFT laws and regulations may be severe and our efforts to remediate issues may be costly, may result in diversion of management and staff time and effort, and may still not guarantee compliance. In the course of enhancing our sanctions compliance function, we initiated an internal review that identified issues related to our compliance with sanctions, including payments that may have originated from sanctioned jurisdictions or sanctioned persons. Although Flywire continues to evaluate whether these or other transactions constitute potential violations of OFAC sanctions (including whether certain of these payments may have been authorized by general licenses or license exemptions under the relevant sanctions regulations), Flywire has made voluntary submissions to OFAC to report apparent violations and provide supplemental information. Flywire is currently engaging with OFAC to resolve these matters. Based upon the results of the internal investigation completed to date, we do not believe that the amount of any loss incurred as a result of this matter would be material to our business, financial condition, results of operations or cashflows.

Most states in the United States require a license to offer money transmission services. We are in the process of procuring money transmitter licenses (or the statutory equivalent) in those U.S. jurisdictions that require them in order to be able to offer additional business lines in the future. We have procured and maintain money transmitter licenses in 45 U.S. jurisdictions, and actively work to comply with new license requirements as they arise. We have taken the position that Flywire’s business to date is exempt from licensure under various state money transmission laws, either expressly as a payment processor or agent of the payee, or pursuant to common law as an agent of the payee. We actively work to evaluate, and if applicable, comply with new license or regulatory requirements as they arise. Although we believe we have defensible arguments in support of our positions under the state money transmission statutes, we have not expressly obtained confirmation of such positions from all of the state banking departments who administer the state money transmission statutes. It is possible that certain state banking departments may determine that our activities are not exempt from licensure. In the past, certain competitors have been found to violate laws and regulations related to money transmission, and they have been subject to fines and other penalties by regulatory authorities. Regulators and third-party auditors have also identified gaps in how similar businesses have implemented AML and CFT programs. The adoption of new money transmitter or MSB statutes, or changes in regulators’ interpretation of existing state and federal money transmitter or MSB statutes or regulations, could subject Flywire to new registration, licensing or other requirements. Any determination that Flywire is in fact required to be licensed under such state money transmission or MSB statutes may require substantial expenditures of time and money and could lead to liability in the nature of penalties or fines, as well as cause us to be required to cease operations in some of the U.S. jurisdictions we serve.

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

Similar regulatory requirements exist in other markets where we do business. For example, local Flywire entities are licensed as Authorised Payments Institutions in each of the United Kingdom (U.K.) (regulated by the Financial Conduct Authority (FCA)) and Lithuania (regulated by the Bank of Lithuania (BOL)), and Australia (regulated by the Australian Securities & Investments Commission (ASIC)). In addition, we have secured approval for a Major Payment Institution license from the Monetary Authority of Singapore (MAS), and in Canada we are registered as an MSB with the Financial Transactions and Reports Analysis Centre of Canada. We are also registered as a foreign Electronic System Organizer in Indonesia, and licensed in Hong Kong as a Money Services Operator. When serving clients in these regulated markets, we are generally required to implement governance structures, AML and CFT programs and KYC standards that are different from those in the U.S., and which incorporate local or European Economic Area (EEA) requirements. The FCA in particular has been an active regulator, and as a result of Brexit, we were able to both obtain a license from the BOL and continue to serve our EEA clients through the “passporting” principle without any interruption of service. In other non-U.S. markets, we are able to serve clients in locations that either do not require Flywire to obtain a license or pursuant to a specific exemption issued by the applicable regulator.

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

In addition to numerous privacy and data protection laws already in place, U.S. states are increasingly adopting laws modeled on the GDPR that impose comprehensive privacy and data protection obligations. For example, the CCPA, which became effective on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used, and it imposes other requirements as well. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. Several other states have joined California in enacting privacy and data protection legislation that impose additional obligations on businesses related to the collection, storage and utilization of third party information, as well as the reporting of data breaches. All 50 states, Puerto Rico, and the U.S. Virgin Islands (similar to many of the other countries where we do business), have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected individuals, consumer reporting agencies, or governmental agencies. In addition, we are subject to laws in the U.S. and abroad restricting or placing conditions on our ability to collect and utilize certain specific types of information, such as Social Security and driver’s license numbers.

Many of the foreign jurisdictions where we or our clients do business, including the European Union (E.U.), have laws and regulations dealing with the processing of personal information, which in some cases are more restrictive than those in the United States. In addition to regulating the processing of personal information within the relevant jurisdictions, these legal requirements often also apply to the processing of personal information outside these jurisdictions, where there is some specified link to the relevant jurisdiction. For example, Flywire has multiple offices in Europe and serves clients and their customers throughout the E.U., where GDPR went into effect in 2018. The GDPR, which also is the law in Iceland, Norway, Liechtenstein, and—to a large degree—the U.K., has an extensive global reach and imposes robust obligations relating to the processing of personal information, including documentation requirements, greater control for data subjects (e.g., the “right to be forgotten” and data portability), security requirements, notice requirements, restrictions on sharing personal information, data governance obligations, data breach notification requirements, and restrictions on the export of personal information to most other countries. Fines of up to 20 million Euros or up to 4% of the annual global revenue of a noncompliant corporate family, whichever is greater, could be imposed for violations of certain of the GDPR’s requirements, and private claims also are possible.

Recent legal developments have created compliance uncertainty regarding some transfers of personal information from the U.K. and EEA to locations where we or our clients operate or conduct business, including the United States and potentially Singapore. Under the GDPR, such transfers can take place only if certain conditions apply or if certain data transfer mechanisms are in place. In July 2020, the Court of Justice of the E.U. ruled in its “Schrems II” decision (C-311/18), that the Privacy Shield, a transfer mechanism used by thousands of companies to transfer data between those jurisdictions and the United States (and also used by Flywire), was invalid and could no longer be used due to the strength of United States surveillance laws. In September 2020, the Federal Data Protection and Information Commissioner of Switzerland (where the law has a similar restriction on the export of personal information) issued an opinion concluding that the Swiss-U.S. Privacy Shield Framework does not provide an adequate level of protection for data transfers from Switzerland to the United States pursuant to Switzerland’s Federal Act on Data Protection. We and our clients continue to use alternative transfer strategies including the European Commission’s Standard Contractual Clauses (SCCs) while the authorities interpret the Schrems II decision and the validity of alternative data transfer mechanisms. The SCCs, though previously approved by the European Commission, have faced challenges in European courts (including being called into question in the Schrems II decision), and may be further challenged, suspended or invalidated for transfers to some or all countries. For example, guidance regarding Schrems II issued by the European

Data Protection Board (which is comprised of representatives from every E.U. member state’s top data protection authority) have cast serious doubt on the validity of SCCs for most transfers of personal information to the United States. The Schrems II decision and related enforcement actions or other legal developments in this area could subject us to negative financial consequences, such as fines, penalties, loss of customers, and the need to engage in costly restructuring of our business and IT operations and restructuring of our relationships with service providers and other partners.

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

Human Capital and Employees

As an organization, our culture is founded on our shared experiences, unique and diverse backgrounds, and belief in our mission to deliver on the most important and complex payments. As of December 31, 2024, a collective team of approximately 1,250 full-time employees and contractors, who we call FlyMates, strive for excellence as one team, guided by our core values.

Our leadership team defines our culture and strategy and collectively has decades of experience leading companies through rapid growth at scale. As of December 31, 2024, 35% of our FlyMates are located in the Americas, 40% in Europe and the Middle East and 25% in Asia-Pacific. Representing over 50 nationalities and over 40 spoken languages, our diverse team of FlyMates deliver critical domain expertise and regionally tailored skill sets to our clients 24x7.

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
•
Authenticity. We value and never compromise on integrity, honesty, and kindness. We believe in staying true to oneself, being courageous enough to share your voice and humble enough to admit when you are wrong. Above all, we strive for sincerity and encourage both giving and receiving feedback.
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
•
Execution. We accomplish our goals through collective support and accountability. We aim to take calculated, sensible risks and make smart decisions quickly to accomplish our objectives. We are helpful and supportive of each other, yet we hold each other accountable to delivering with a sense of urgency in all that we do.
•
Ambitious Innovation. We continuously look for ways to deliver more and new value to our clients and their customers, partners and people. We are leaders not followers, curious and open-minded, and we recognize there is always room for improvement and strive for excellence and welcome new ideas.
•
Evolved Learning. We believe in new challenges and constant growth. The importance of actively listening, questioning, challenging, and accepting is not lost on us. We are a learning organization, eager to expand as individuals, as teams and as a company. We live by the knowledge that there is no endpoint to learning, that there is always room for growth.

We define our values by the virtues and behaviors that shape them, as these values guide us in all that we do: in hiring, performance, and day-to-day interactions with both FlyMates and our clients and their customers.

Environmental, Social and Governance (ESG)

Flywire continues to integrate social impact initiatives into our business and our ESG strategy is underpinned by many pillars, from improving access to education, to supporting local communities in times of crisis, and much more. Our ESG disclosures are based on global best practices, and aligns with metrics set forth by the Sustainability Accounting Standards Boards (SASB) standards as well as the Global Reporting Initiative (GRI) standards.

Our latest ESG report details our investments across the following ESG disciplines, including:

•
Affordability and accessibility: Flywire’s payments technology and software enables payers to set up payment plans, helping to make high-value transactions like medical bills and education expenses more accessible and affordable.

•
Diversity, equity and inclusion: Flywire employees represent over 50 nationalities and over 40 spoken languages. Multiple Flywire Employee Resource Groups (ERGs) – open to all FlyMates – are devoted to promoting FlyMate inclusivity and belonging.
•
Career development and training: In 2024, FlyMates spent more than 6,500 hours on company-sponsored career development and training programs. These initiatives are available to all FlyMates, including part-time and contract employees.
•
Social impact and community engagement: A cornerstone of Flywire's social impact and community engagement efforts is responding to local community needs during times of crisis and offering volunteering and other resources to communities where FlyMates live and work.
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
•
Environmental sustainability: Flywire conducts an annual greenhouse gas emissions audit, over our own operations and our most significant value-chain emissions with a vision to reduce our carbon-intensive activities and improve overall energy efficiencies. Our baseline inventory includes Scope 2 and Scope 3 emissions from purchased electricity, purchased goods and services (cloud services only), business travel and employee commuting and telework.

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
•
Supporting and growing our Flywire ERGs to better serve our diverse, global community of FlyMates where they live and work, and to deliver inclusive and compelling experiences that engage and care for FlyMates.
•
Enhancing our career development and skills training policies by offering new programs focused on enriching FlyMates’ careers and growing them both personally and professionally.
•
Maximizing our social impact initiatives through purposeful philanthropy to non-profit organizations around the world from the Flywire Foundation, and by launching our first-ever corporate matching program to help FlyMates amplify the support they provide to non-profits of their choice.

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
•
Our operational and business portfolio reviews may not result in improvements to our financial performance, strategy, or operations.
•
We may be unable to expand our direct and channel sales capabilities, grow our marketing reach and increase sales productivity.
•
We expect our revenue mix to vary over time, which could affect our gross profit, gross margin and results of operations.
•
Our business could be adversely affected if our clients and their customers are not satisfied with the timing or quality of implementation services provided by us or our partners, or our ability to meet service levels to allow for timely payment processing due to system downtime or other factors.
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
•
Our education business may be adversely affected by decreases in enrollment or tuition, limitations or other restrictions on student visas to international students or increased operating expenses for our clients.

•
The healthcare industry is rapidly evolving.
•
Our travel business may be sensitive to events affecting the travel industry in general.
•
We may be unable to enter or expand into new verticals or sub-verticals, including our B2B vertical.
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

Risks Related to Being a Public Company

•
We may fail to continue to maintain proper effective internal control over financial reporting.
•
Estimates relating to our critical accounting policies may prove to be incorrect.
•
We will continue to incur increased costs as a public company.

Risks Related to Ownership of Our Common Stock

•
Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our intellectual property on unfavorable terms.
•
Our repurchase program may not achieve our goals or meet expectations.

Risks Related to Our Business and Industry

We have a history of operating losses and may not achieve or sustain profitability in the future.

We were incorporated in 2009 and although we have generated net income for the year ended December 31, 2024, we have incurred net losses in the past, and may continue to incur net losses in the future. We generated net income of $2.9 million for the year ended December 31, 2024, and net losses of $8.6 million and $39.3 million for the years ended December 31, 2023 and 2022, respectively. In addition, as of December 31, 2024, we had an accumulated deficit of $170.9 million. We have experienced significant revenue growth in recent periods and we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to strategically invest in headcount, to further develop our solutions, including introducing new functionality, and to expand our marketing programs and sales teams to drive new client adoption, expand strategic partner integrations, and support international and product expansion. Our operating results are also impacted by the mix of our revenue generated from our different revenue sources, which include transaction revenue and platform and other fee revenue. Changes in our revenue mix from quarter to quarter, including those derived from cross-border or domestic currency transactions, will impact our margins, and we may not be able to grow our gross margin adequately to achieve or sustain profitability. In addition, the mix of payment methods utilized by our clients’ customers may have an impact on our margins given that our costs associated with certain payment methods, such as credit cards, are higher than other payment methods accepted by our solutions, such as bank transfers. Due to the cross-border nature of much of our business, fluctuations in foreign currency exchange rates, slowdowns in international mobility and other regional considerations may affect our operating results. We will also face increased compliance and security costs associated with growth, the expansion of our client base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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
•
retaining existing clients, attracting new clients and increasing the number of our clients’ customers that use our solutions;
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

Our future success will depend in large part upon our ability to, among other things:

•
cost-effectively acquire new clients, retain existing clients, increase the number of our clients’ customers that use our solutions and sell additional functionality to our clients;
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
•
compete effectively;
•
avoid interruptions in our business from information technology (IT) downtime, an inability to manage emerging technology risks (including those posed by generative AI or other tools), cybersecurity breaches, or labor stoppages;
•
effectively manage our growth;
•
effectively identify and manage risks, including foreign currency exchange risk;
•
hire, integrate, and retain talented people at all levels of our organization;
•
maintain the quality of our technology infrastructure;
•
compliance with multiple, conflicting and changing governmental laws and regulations, including with respect to employment, tax, competition, workplace and sustainability and other social matters;
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

•
timing of tuition payments;
•
government restrictions or related limitations on the issuances of visas, such as recently enacted policies in Canada and Australia;
•
market acceptance of our current and future solutions;
•
our revenue mix in a particular quarter;
•
the mix of payment methods and currencies utilized by our clients’ customers in a particular quarter;
•
a slowdown or delay in spending on IT and software by our current and/or prospective clients;
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
•
the seasonality and cyclical nature of our business;
•
failure to successfully manage or integrate any acquisitions, including our most recent acquisitions of Sertifi, Cohort Go, StudyLink and Invoiced;
•
the outcome or publicity surrounding any pending or threatened lawsuits or government investigations;
•
general economic and political conditions in our domestic and international markets, including heightened interest rates, imposition of tariffs, inflation and fluctuations in supply chains, and restrictions on cross-border travel or commerce;
•
changes in the level of scrutiny applied by regulators and investors on our ESG program;
•
unexpected events, including those resulting from climate change, international or civil conflicts and wars, or other geopolitical events;
•
expected or actual extended U.S. federal government shutdowns, priorities of the U.S. presidential administration and related changes in laws, regulations or policies, which among other things could result in increased limitations on visa issuances, geopolitical uncertainty and impact educational financial aid payments; and
•
global pandemics, such as COVID-19, or other public health emergencies and the responses thereto.

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

Our restructuring plan may not yield its intended efficiencies and could strain resources, negatively impact workforce morale, and slow down execution of our strategic plans.

In February 2025, we announced a restructuring plan that is designed to improve operational efficiencies, reduce operating costs and better align the our workforce with current business needs, top strategic priorities and key growth opportunities (Restructuring Plan). As part of the Restructuring Plan we have reduced our workforce by approximately 10%. This reduction in force, and any other future reductions, and the attrition that may occur following them, result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across our company, all of which could adversely affect our operations. These actions and other additional measures we might take to reduce costs may potentially result in a strain our workforce, divert management attention, yield attrition beyond our intended reduction in force, negatively impact employee morale and productivity, cause us to delay, limit, reduce or eliminate certain strategic plans or otherwise interfere with our ability to operate and grow our business effectively, each of which could have an adverse impact on our business, operating results and financial condition. Additionally, as we are operating our business with a different level and mix of employees, we face additional risk that we might not be able to execute on our strategic plans and product roadmap, which may have an adverse effect on our business, financial condition, and operating results. Moreover, the workforce reduction we are implementing, though currently planned to be temporary, may negatively impact our ability to attract, integrate, retain and motivate highly qualified employees, make it difficult for us to pursue new opportunities and initiatives, and may harm our reputation with current or prospective employees.

Our operational and business portfolio reviews may not result in improvements to our financial performance, strategy, or operations, and we face a number of risks related to such reviews.

We are currently undertaking a comprehensive operational and business portfolio review that is expected to encompass geographies, products, verticals, and cost structure, and explore various options and an operational cost-saving review to identify efficiencies and synergies across all of our business areas, including opportunities to combine and optimize systems and processes. Implementation of a go forward plan and any other cost-saving initiatives, including possible future restructuring efforts, may be costly and disruptive to our business, the expected costs and charges may be greater than forecasted, and the estimated cost savings may be lower than forecasted. We may not achieve the desired strategic, operational, and financial benefits of any actions taken as a result of our operational and business portfolio reviews. Further, we may not be able to successfully execute the desired changes. During the pendency of these reviews or any transaction that may occur as a result of these reviews, we may be subject to risks related to a decline in the business or employee morale and turnover, as well as distraction of management from our business and clients, and investors may not react favorably to our decisions, which could adversely affect our business, results of operations and the market price of our common stock. If we are unable to successfully complete our operational and business portfolio reviews or we are unable to complete the proposed outcomes of these reviews or they do not meet our strategic objectives, our business, results of operations and financial condition could be adversely affected.

Our operational and business portfolio reviews are ongoing, and we are continuing to carefully consider the full range of options for maximizing value to our shareholders, including potential transactions with third parties and other strategic and financial alternatives. There can be no assurance that the operational and business portfolio reviews will result in any particular action or that a transaction will be consummated, nor can there be any assurance regarding the timing of any action or transaction. We have not set a deadline or definitive timetable for the completion of our reviews, and we can provide no assurance that any actions taken or any transaction or other strategic alternative we may pursue will achieve the anticipated cost savings, operating efficiencies or have a positive impact on our results of operations or financial condition.

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

We believe that our future growth will depend on the continued development of our direct sales force and its ability to obtain new clients and to manage our existing client base. Our ability to increase our client base and achieve broader market acceptance of our solutions will depend to a significant extent on our ability to expand our sales and marketing organizations, and to deploy our sales and marketing resources efficiently. We intend to continue to strategically increase our number of direct sales professionals and to expand our relationships with new strategic channel partners. These efforts will require us to invest significant financial and other resources. New hires require training and take time to achieve full productivity. Similarly, new channel partnerships often take time to develop and may never yield results, as they require new partners to understand the services and solutions we offer, and how to position our value within the market. We cannot be certain that recent and future new hires or partner relationships will become as productive as necessary or that we will be able to hire enough qualified individuals or build effective channel sales in the future. If we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel are unable to achieve desired productivity levels, or if our sales, channel strategy and marketing programs and advertising are not effective, we may not be able to expand our business and grow our revenue, which may harm our business, operating results and financial condition.

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

A majority of the total payment volume we have historically processed is cross-border payments denominated in many foreign currencies, which subjects us to foreign currency risk. The strengthening or weakening of the U.S. dollar versus these foreign currencies impacts the translation of our net revenues generated in these foreign currencies into the U.S. dollar. For example, for the year ended December 31, 2024, as the U.S. Dollar weakened against several currencies, including the British Pound, relative to the prior year, these foreign exchange impacts increased our reported revenue in U.S. Dollars by approximately $2.3 million compared to the year ended December 31, 2023 on a constant currency basis.

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

We track certain key performance indicators, including metrics such as total payment volume, revenue less ancillary services, FX Neutral Revenue Less Ancillary Services, adjusted gross profit, adjusted gross margin, adjusted EBITDA, and adjusted EBITDA margin, with internal systems and tools and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our key performance indicators, including the metrics we publicly disclose, or our estimates. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring these metrics across our growing client base. If our key performance indicators are not accurate representations of our business, or if investors, clients or other stakeholders do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our operating and financial results could be adversely affected.

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

Our clients in the education sector may be adversely affected by decreases in enrollment, limitations or other restrictions on student visas, pressure on tuition costs, or increased operating expenses, which may reduce demand for our solutions.

We are reliant on our education clients, including colleges, universities and other education-related organizations that include language schools, boarding schools, summer programs, and others, to drive enrollment at their schools and maintain tuition costs. Factors outside of our control will affect enrollments and tuition costs, including the following:

•
Declines in international student enrollment. Global conflict, geopolitical tensions and restrictions on immigration or increased limitation on the award of student visas (such as those recently announced in Canada and Australia) has and is expected to continue to negatively impact the cross-border education industry and schools that rely on foreign student populations.
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

International cross-border transaction revenue represents a significant part of our revenue; international regulations and restrictions that inhibit cross-border travel and relocation of international students, as well as ongoing political friction between China and the U.S., as well as between Canada and India, that has from time to time slowed the growth of Chinese students studying in the U.S. and Indian students studying in Canada, and may have resulted in changes in Chinese and Indian student education destinations, have had and may continue to have an impact on our revenue growth. These geopolitical tensions and perceptions regarding potential hostility of host country study destinations may further suppress interest in international study (even at levels below the caps described below set by the governments of Canada and Australia), which would have an adverse effect on our business, operating results and financial condition.

In January 2024, the Canadian government announced what at the time appeared to be a temporary intake cap on international student permit applications to stabilize new growth for a period of two years. This cap – intended to address Canada’s housing shortage, overburdened health systems, and rising costs of living – has reportedly reduced the number of international students coming to Canada by about 40% since implementation. Building on these changes, the Immigration, Refugees, and Citizenship Canada (IRCC) announced in January 2025 that new study permits for international students will be reduced by 10% from the 2024 target of 485,000 to 437,000 in 2025 and 2026. When first instituted by the IRCC, the cap initially excluded students enrolled in master’s and PhD programs, but recent reports indicate that the 2025 and 2026 study permit intake cap will include master’s and doctoral students. Additionally, in November 2024, Canada ended its Student Direct Stream (SDS) program for expedited international student visa processing, and international students applying to study in Canada no longer need to prepay tuition to apply for a study permit. These limitations have resulted in a corresponding reduction in payment flows, which had an adverse effect on our business in the fourth quarter of 2024 and which we anticipate will continue to impact our Canada revenues in 2025.

Similarly, since late 2023, the Australian government has taken actions to tighten international student visa rules, including an increase in the amount of minimum savings that international students would need to have in order to obtain a visa, raising the standards of the English language proficiency requirements for student and graduate visas, a 125% increase in the visa fee for international students, and the imposition of a ban for holders of visitor visas and students holding temporary graduate visas from applying for a student visa while in Australia. In August 2024, the Australian government announced the setting of a national planning level to apply from January 1, 2025 and which is intended to limit the number of new overseas student places available in Australia – including a ceiling of 270,000 international students for calendar year 2025. However, in December 2024, the government announced a change of course, instead implementing a system to introduce two categories of student visa processing: “high priority” and “standard priority”, with all international education providers to receive high priority processing up to 80% of their indicative international student cap. After reaching 80%, the providers will receive standard priority processing. These new Australian government policies, including university quotas, slower visa processing, higher fees, and stricter financial and language requirements, has had an adverse impact on our business in the fourth quarter of 2024 and we anticipate will continue to impact our Australian revenues in 2025.

Other governments where our client institutions are located, including in the U.S., may introduce measures from time to time to manage the growth of the international student population in their respective countries, which may have adverse effects on our business. Our U.S. market saw slower growth in the fourth quarter of 2024 due to shifting visa trends. In addition, there are reports that the new executive administration in the U.S. is likely to closely scrutinize applications for international student visas, adding to uncertainty around the number of students coming to the U.S. to study in the near future. Delays in issuances of visas or visa denials may discourage prospective international students from choosing U.S. institutions as places for study. The existing rules and any introduction of new rules further limiting the attractiveness of international study by the governments of countries where our client institutions are located has and is expected in the near term to continue to adversely impact the growth of our business in the applicable regions. In addition to caps on international students, government changes to other visa or student insurance requirements (for example, no longer requiring a one year tuition deposit as a condition to issuance of a student visa, or eliminating a need to procure insurance) may negatively impact payment volume. The existing rules and any introduction of new rules further limiting potential payment flows or the attractiveness of international study by the governments of countries where our client institutions are located has and could continue to adversely impact our business, operating results, and financial condition.

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

Events like regional or larger scale conflicts, war or other military conflict, including the conflicts between Russia and Ukraine, and Israel and Hamas, terrorist attacks, mass shooting incidents, natural disasters, such as hurricanes, earthquakes, fires, droughts, floods and volcanic activity, including events resulting from climate change, and travel-related health events, such as the COVID-19 pandemic, have had a negative impact on the travel industry and affect travelers’ behavior by limiting their ability or willingness to visit certain locations. In addition, the travel industry can be negatively impacted by adverse economic conditions in the United States and globally, including economic slowdown, heightened interest rates and inflation. We are not in a position to evaluate the net effect of these circumstances on our business as these events are largely unpredictable; however, we believe there has been and may continue to be negative impact to our business due to such events. Furthermore, in the longer term, our business might be negatively affected by regulatory changes, financial pressures on or changes to the travel industry. For example, certain jurisdictions, particularly in Europe, have implemented or are considering implementing regulations intended to address the issue of “overtourism” including by restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas, such as by restricting construction of new hotels or the renting of homes or apartments. Such regulations could adversely affect travel and the volume of travel related payments that we process for our clients. In addition, any hostility towards tourists may depress international travel. The United States has implemented or proposed, or is considering, various changes in laws, regulations or policies that could affect U.S. trade policy or practices, relations with other countries and travel permits, which could also adversely affect travel to or from the United States. If such events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business. The payment volume from our travel vertical represented less than 10% of our total payment volume during the year ended December 31, 2024. Because we seek to grow the payment volume and the revenue from this vertical in the future through various initiatives, including the recently announced Sertifi acquisition, failure to grow our payment volume and resulting revenue from this industry, may have an adverse effect on our business, operating results and financial condition.

If we are unable to enter or expand new client verticals or sub-verticals, including our relatively new B2B payment vertical, or if our solutions for any new vertical fail to achieve market acceptance, our operating results could be adversely affected and we may be required to reconsider our growth strategy.

Our growth strategy is influenced, in part, on our ability to expand into new client verticals and sub-verticals, including our relatively new B2B payment vertical. The B2B payment vertical represents a relatively new market for us, and we have limited prior experience with the key ERP platforms that are critical to the B2B payment vertical. Accordingly, our lack of experience in the B2B payment vertical and with the key ERP platforms may result in operational difficulties, which could cause a delay or failure to integrate and realize the benefits of entering into this vertical. In addition, B2B payments carry a higher risk profile than education or healthcare receivables, and we will be required to devote more resources to manage the increased risk inherent in these payments. Banking and other payment services partners may be more reluctant to support B2B payment flows, and countries with currency controls are less likely to permit payments of a B2B nature. The payment volume and resulting revenue from our B2B payment vertical during the year ended December 31, 2024 represented, and is expected for the foreseeable future to represent, less than 10% of our total payment volume and revenue. We expect both the payment volume and the revenue from this vertical to grow over time. As such, failure to grow our payment volume and resulting revenue from our B2B payment vertical may have an adverse effect on our business, operating results and financial condition.

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

As we seek to continue to operate and expand our business, our overall performance will depend in part on worldwide economic and geopolitical conditions. Economies domestically and internationally have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, heightened interest rates, reduced corporate profitability, employment pressures in services sectors, volatility in the banking ecosystem or credit, equity and foreign exchange markets, bankruptcies, as well as war, terrorist activity, political or social unrest, civil strife and other geopolitical uncertainty, including the effects of ongoing diplomatic and trade friction between Canada and India and the U.S. and countries such as Canada, Mexico and China, and the resulting impact on business continuity and travel, supply chain disruptions, inflation, security issues, and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. To the extent that inflationary pressures and other global factors lead to an economic recession, demand for our solutions, our business and financial condition could be negatively impacted. In addition, from time to time we have reduced expenses and needed to restructure or reorganize certain portions of our operations, including our restructuring announced in February 2025, in order to align our business with market conditions and our strategies, any of which can result in near term expense and harm to our growth prospects.

For example, on February 24, 2022, Russian military forces invaded Ukraine, and continued conflict and disruption in the region is likely, and on October 7, 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. On October 8, 2023, Israel formally declared war on Hamas, and thereafter commenced military operations against Hamas. Although recent cease-fires have in some instances reduced hostilities, armed conflict is continuing and could intensify if cease-fires are not sustained, and conflict could spread between Israel and Iran, and also further affect Lebanon.

The Israel Defense Force (IDF), the national military of Israel, is a conscripted military service, subject to certain exceptions. Since the outbreak of hostilities, the IDF has called up more than 350,000 of its reserve forces to serve. It is possible that there will be further military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, for example, may have unintended negative effects and adversely impact our business, financial condition and results of operations.

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

We are actively monitoring the situations in Ukraine and Israel and assessing any potential impact on our business, but to date have not experienced any material impact. We have no way to predict the progress or outcome of the conflicts in Ukraine and Israel as the conflicts, and any resulting government reactions, continue to develop beyond our control and can quickly change. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time. As the adverse effects of these conflicts continue to develop and potentially spread, both in Europe, the Middle East and through the rest of the world, our clients, and customer behavior, may be negatively impacted, which could negatively affect sales and sales cycles and overall demand for our solutions. Further or prolonged impacts on the global economy could also cause businesses to curtail business expenses, which could hinder our ability to attract new clients or result in a decrease in payment volume. It is not possible to predict the ultimate broader consequences of these conflicts and any of the abovementioned factors could have a material adverse effect on our business, financial condition and results of operations, particularly to the extent the conflict escalates to involve additional countries, further economic sanctions and wider military conflicts. Any such disruptions could also magnify the impact of other risks described in this Annual Report on Form 10-K.

In addition, political tensions between the U.S. and countries, such as Canada, Mexico and China, have recently escalated due to, among other things, priorities and executive orders from the new U.S. presidential administration, and could have an adverse effect on our operations. Rising political tensions could reduce levels of trade, investments, technological and educational exchanges, travel and other economic activities between the U.S. and such other countries, which would have a material adverse effect on global economic conditions and the stability of global financial markets. For example, the Trump administration recently confirmed its intent to impose heavy tariffs on imports from several nations, including Canada, Mexico, and China. On February 3, 2025, President Trump announced a deal to delay the imposition of tariffs on imports from Canada and Mexico by a month. However, any such tariffs, if and when enacted, and any further legislation or actions taken by the U.S. federal government (and responsive actions adopted by other countries as well) that restrict trade, such as additional tariffs, trade barriers, and other protectionist or retaliatory measures could harm our business, results of operations and financial condition. Any of these factors could have a material adverse effect on our business, prospects, financial condition and results of operations. We cannot assure you that, if the political tension between the U.S. and other countries intensifies and further regulations affecting our business are passed, our business will not be materially and adversely affected.

Inflation and heightened interest rates have and may in the future result in decreased demand for our solutions, increases in our operating costs including our labor costs, constrained credit and liquidity, and volatility in financial markets and the banking ecosystem. Although the Federal Reserve lowered interest rates by 50 basis points on September 18, 2024, interest rates remain elevated and there continues to be uncertainty in the changing market and economic conditions, including the effects of additional measures that have and could be taken by the Trump administration, the Federal Reserve and other government agencies, related to concerns over inflation risk. A sharp rise in interest rates could have an adverse impact on the fair market value of securities we may invest in as part of our portfolio investments, which could adversely affect our financial results.

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

Any failure of or delay in these efforts could result in interruptions to our solutions, impaired system performance, and reduced client satisfaction, resulting in decreased sales to clients, lower renewal rates by existing clients, the issuance of service credits, or requested refunds, all of which could hurt our revenue growth. If sustained or repeated, these performance issues could reduce the attractiveness of our solutions to clients and their customers and could result in lost client opportunities and lower renewal rates, any of which could hurt our revenue growth, client loyalty, and our reputation. Even if we are successful in these efforts to scale our business, they will be expensive and complex, and require the dedication of significant management time and attention. We could also face inefficiencies or service disruptions as a result of our efforts to scale or improve our internal infrastructure. We cannot be sure that the expansion and improvements to our internal infrastructure will be effectively implemented on a timely basis, if at all, and such failures could adversely affect our business, operating results, and financial condition.

We enable the transfer of large sums of funds to our clients daily, and are subject to the risk of errors, which could result in financial losses, damage to our reputation, or loss of trust in our brand, which would harm our business and financial results.

For the year ended December 31, 2024, we processed over $29.7 billion in payments on our solutions, compared to over $24.0 billion for the year ended December 31, 2023, and approximately $18.1 billion for the year ended December 31, 2022. We have grown rapidly and seek to continue to grow, and our business is subject to the risk of financial losses as a result of chargebacks for client-related losses, credit losses, operational errors, software defects, service disruption, employee or partner misconduct, security breaches, or other similar actions or errors in our solutions. As a provider of accounts receivable and other payment solutions, we enable the transfer of funds to our clients from their customers. Software errors in our solutions, including as a result of ordinary course updates to our software and systems, and operational errors by our FlyMates and business partners may also expose us to losses. In our business model, subject to certain exceptions, we function as a merchant of record in connection with the receipt of payments by our clients’ customers, which subjects us to chargeback risk in the event a client’s customer cancels or otherwise does not receive the services for which such customer paid. Although our client contracts allow us to pass such chargeback risk to our client, if a client has gone out of business or we are otherwise unable to collect on the chargeback, we will bear the economic loss, which can negatively impact our business.

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

As to certain verticals that we may choose to serve, as well as in selected geographical locations, our network of banking and other financial institution partners may be limited. As a result, although we seek to distribute financial and credit risk among multiple financial institutions, from time to time there may be a concentration of operating funds or client fund flows among a more limited number of financial institution partners. These partners are generally heavily regulated by national and local governments, and in some locations may be involved in a multitude of related businesses or part of larger, higher-profile financial conglomerates. These partners and suppliers are often subject to strict regulatory requirements and enforcement actions or may experience failures to satisfy capital adequacy conditions that result in a suspension of operations, seizure of assets or closure, which could materially impact the safeguarding of our operating funds or client funds. If we are not able to access, or are delayed in accessing, our own funds or if client funds were in any way impacted, we could be adversely impacted, including by experiencing reputational damage and claims for restitution, potentially interfering with our existing client relationships or making us less attractive to potential new clients.

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

We are responsible for data security for ourselves and for third parties with whom we partner and under the rules and regulations established by the payment networks, such as Visa, Mastercard and American Express, and debit card networks and by industry regulations and standards that may be promulgated by organizations such as NACHA, which manages the governance of the ACH network in the United States. These third parties include our distribution partners and other third-party service providers and agents. We and other third parties collect, process, store and/or transmit personal and sensitive data, such as names, addresses, social security numbers, credit or debit card numbers and expiration dates, driver’s license numbers and bank account numbers. We have ultimate liability to the payment networks and to our clients for our failure or the failure of third parties with whom we contract to protect this data in accordance with PCI DSS and network requirements. The loss, destruction or unauthorized modification or disclosure of merchant or cardholder data by us or our contracted third parties could result in significant fines, sanctions, claims, litigation and proceedings or actions against us by the payment networks, governmental entities, clients, client customers or others and damage our reputation.

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

Additionally, it is also possible that unauthorized access to sensitive customer and business data may be obtained through inadequate use of security controls by our clients, suppliers or other vendors.

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

Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Providers of payment and accounts receivable software have frequently been targeted by such attacks and due to the wars in the Ukraine and Gaza and continued political uncertainty involving Russia and Ukraine, and Israel and Hamas, respectively, and potentially other regions of Europe and the Middle East, there is an increased likelihood that escalation of tensions could result in cyberattacks that could either directly or indirectly impact our operations. In addition, the development and implementation of AI technologies may further increase our exposure to or exacerbate the risks of cyberattacks or other security incidents, particularly where such technologies are exploited by third parties to breach our or other parties’ systems, including when such technologies are used to target our employees or impersonate members of senior management in order to gain unauthorized access to our systems. Because of this, we face additional cybersecurity challenges, including threats to our own IT infrastructure or those of our clients, our clients’ customers, and/or third-party providers, that may take a variety of forms ranging from stolen bank accounts, business email compromise, client employee fraud, account takeover, or check fraud, to “mega breaches” targeted against payment and accounts receivable software, which could be initiated by individual or groups of hackers or sophisticated cyber criminals using any of the methods described above. A cybersecurity incident or breach could result in disclosure of confidential information and intellectual property, or cause production downtimes and compromised data. We have in the past experienced cybersecurity incidents of limited scale, and we may in the future experience other data security incidents or breaches affecting personally identifiable information or other confidential business information. We may be unable to anticipate or prevent techniques used in the future to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. As we increase our client base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our clients’ (or our clients’ customers’) data.

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

Our risk management efforts may not be effective to prevent fraudulent activities by our clients, FlyMates or other third parties, which could expose us to material financial losses and liability and otherwise harm our business.

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

We use artificial intelligence in our solutions and services which may result in operational challenges, legal liability, reputational harm, competitive risks and regulatory concerns that could adversely affect our business and results of operations.

We incorporate AI, including generative AI, into our solutions and services. These technologies are complex and rapidly evolving and building them requires significant investment in infrastructure and personnel with no assurance that we will realize the desired or anticipated benefits. Our competitors may more successfully incorporate AI into their products and achieve higher market acceptance of their AI solutions, which could impair our ability to compete effectively and adversely affect our results of operations may also encounter new risks, challenges, and unintended consequences as a result of our use of AI. For example, the issue of intellectual property ownership and license rights surrounding AI technologies has not been fully addressed by U.S. courts or federal or state laws and regulations, and the incorporation of AI technologies into our solutions and services could expose us to intellectual property claims or mandatory compliance with open source software or other license terms. Our use of AI may also lead to novel cybersecurity or privacy risks which may adversely affect our operations and reputation. The European Union’s Artificial Intelligence Act, which would apply beyond the European Union's borders, came into force in August 2024, and various other governments have proposed or adopted policy and regulatory responses to oversee the use of AI. Compliance with regulations as well as social and ethical standards relating to AI may require significant research and development costs as well as management and employee attention. Any actual or perceived failure to comply with these laws, regulations or ethical standards could include severe penalties, reputational harm, and slow adoption of AI in our solutions and services. In addition, our business may be disrupted if any of the third-party AI services we use become unavailable due to extended outages or commercially unreasonable terms of service.

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

We believe that further developing, maintaining, protecting and enhancing our brand domestically and on a global basis is important to support the marketing and sale of our existing and future solutions to existing and new clients and to attracting additional and strategic partners. Successfully further developing, maintaining and enhancing our brand will depend largely on the effectiveness of our marketing and demand generation efforts, our ability to provide reliable and seamless solutions that continue to meet the needs of our clients and their customers at competitive prices, our ability to maintain our clients’ trust, our ability to continue to develop new functionality, solutions, and our ability to successfully differentiate our solutions from competitive solutions. Our brand promotion activities may not generate client awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in maintaining and building our brand. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business could suffer.

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

Harm to our brand can arise from many sources, including failure by us or our partners and service providers to satisfy expectations of service and quality; inadequate protection or misuse of sensitive information; fraud committed by third parties using our solutions; compliance failures and claims; litigation, regulatory and other claims; errors caused by us or our partners; and misconduct by our partners, service providers, or other counterparties. In addition, negative statements about us can cause and have caused a decline in the market price of our common stock, divert our management’s attention and resources, and could cause other adverse impacts to our business. Partners with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our clients and their customers in a manner that reflects poorly on our brand and such behavior or communications may adversely affect us. Further, negative publicity or commentary regarding the partners who are, or are perceived to be, affiliated with us may also damage our reputation, even if the negative publicity or commentary is not directly related to us. Any negative publicity about the industries we operate in or our company, the quality and reliability of our solutions, our risk management processes, changes to our products and services, our ability to effectively manage and resolve customer complaints, our privacy, data protection, and information security practices, litigation, regulatory activity, policy positions, and the experience of our clients and their customers with us, our products or services could adversely affect our reputation and the confidence in and use of our solutions. If we do not successfully maintain, protect or enhance our brands, our business could be materially and adversely affected.

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

To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executive officers, software developers, compliance and risk management personnel and other key employees in our industry and locations is intense and increasing, especially in the U.S., where wage inflation has been increasing. We compete with many other companies for software developers with high levels of experience in designing, developing, and managing payment systems, as well as for skilled legal and compliance and risk operations professionals. Many of the companies with which we compete for experienced personnel have greater resources than we do and can frequently offer such personnel substantially greater compensation than we can offer. In addition, immigration policy and regulatory changes may also affect our ability to hire, mobilize, or retain some of our global talent. If we fail to identify, attract, develop and integrate new personnel, or fail to retain and motivate our current personnel, our growth prospects would be adversely affected.

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

Our sales cycles may be long and vary.

We devote significant resources to establish relationships with new clients and deepen relationships with existing clients. The sales cycles of our solutions tend to vary depending on the client industry sector which makes forecasting more complex and uncertain.

In addition, sales and sale cycles may be based in part or entirely on factors, or perceived factors, not directly related to the features of our solutions, including, among others, a client or prospective client’s projection of business growth, uncertainty about economic conditions (including as a result of heightened inflationary conditions, regulatory concerns, recession concerns, priorities of the U.S. presidential administration and related changes in laws, regulations or policies, and the escalation of hostilities between Russia and Ukraine, and Israel and Hamas), capital budgets, anticipated cost savings from the implementation of our solution, potential preference for internally-developed software solutions, perceptions about our business and solutions, more favorable terms offered by potential competitors, and previous technology investments. Mid-market and large enterprises tend to have more complex operating environments than smaller businesses, making it often more difficult and time-consuming for us to demonstrate the value of our solutions to prospective clients. The decision to use our solutions may also be an enterprise-wide decision, and require us to provide greater levels of education regarding the use and benefits of our solutions, which may result in additional time, effort, and money spent on our sales cycle without any assurance that our efforts will be successful in generating any sales. Often, major hospital systems and national or state higher education systems will solicit service offers by issuing RFPs, which are generally a time- and resource-intensive process, with no assurances of being selected as a vendor after the RFP process is completed. Additionally, large enterprises typically have longer implementation cycles, especially hospital and education systems, require greater product functionality and scalability and a broader range of services, demand that vendors take on a larger share of risks, sometimes require longer testing periods that delay general availability of our solutions, and expect greater payment flexibility from vendors. All of these factors can add further risk to business conducted with these clients. If we fail to realize an expected sale from a large end-client in a particular quarter or at all, our business, operating results, and financial condition could be materially and adversely affected.

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

We have funded our operations since inception primarily through equity and debt financings, sales of our solutions, and fees. We cannot be certain if our operations will continue to generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, operating results, and financial condition. If we incur additional debt, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

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

Any acquisitions we undertake or have recently completed, including the acquisitions of Sertifi in February 2025, Invoiced in August 2024, StudyLink in November 2023 and Cohort Go in July 2022, will likely be accompanied by business risks which may include, among other things:

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

Systems failures and resulting interruptions in the availability of our solutions and core payment platform could harm our business.

Our systems and payment platform and those of our service providers and partners have experienced from time to time, and may experience in the future, service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, insider threats, human error, earthquakes, hurricanes, floods, fires, and other natural disasters, including events resulting from climate change, war or other military conflict, including an escalation of the conflicts between Russia and Ukraine, and Israel and Hamas, respectively, power losses, disruptions in telecommunications services, fraud, computer viruses or other malware, or other events. Some of our systems are not fully redundant, and our disaster recovery planning may not be sufficient for all possible outcomes or events. In addition, as a provider of payments solutions targeted to highly regulated clients in industries such as education and healthcare, we are subject to heightened scrutiny by regulators that may require specific business continuity, resiliency and disaster recovery plans, and more rigorous testing of such plans, which are costly and time-consuming to implement, and may divert our resources from other business priorities.

A prolonged interruption in the availability, speed, or functionality of our solutions, payment platform or payment methods could materially harm our business. Frequent or persistent interruptions in our solutions could cause current or potential clients and their customers to believe that our systems are unreliable, leading them to switch to our competitors or to avoid or reduce the use of our solutions, and could permanently harm our reputation and brand. Moreover, if any system or platform failure or similar event results in damages to our clients or their customers and business partners, these clients, customers or partners could seek significant compensation or contractual penalties from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address.

We have undertaken and continue to make certain technology and network upgrades and redundancies which are designed to improve the reliability of our solutions and payment platform. These efforts are costly and time-consuming, involve significant technical risk and may divert our resources from new features and solutions, and there can be no guarantee that these efforts will succeed. Because we are a regulated payments institution in certain jurisdictions, frequent or persistent interruptions could lead to regulatory scrutiny, significant fines and penalties, and mandatory and costly changes to our business practices, and ultimately could cause us to lose existing licenses that we need to operate or prevent or delay us from obtaining additional licenses that may be required for our business.

We use public cloud hosting with AWS and depend on AWS’ ability to protect their data centers against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. Our operations depend on protecting the cloud infrastructure hosted by AWS by maintaining the configuration, architecture, and interconnection specifications, as well as the information stored in these virtual data centers and transmitted by third-party internet service providers. In limited occasions, we have experienced service disruptions in the past, and may experience interruptions or delays in our solutions in the future. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data storage services we use. Although we have disaster recovery plans that utilize various data storage locations, any incident affecting our data storage or internet service providers’ infrastructure that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, war or other military conflict, including an escalation of the conflict between Russia and Ukraine, terrorist attacks, negligence, and other similar events beyond our control could negatively affect our solutions. Additionally, in July 2024, a software update by CrowdStrike Holdings, Inc., a cybersecurity technology company, caused widespread crashes of Windows systems into which it was integrated, including certain Windows systems used by our vendors and customers. As of the date of this Annual Report on Form 10-K, we have not experienced any significant impacts as a result of the CrowdStrike software update, but we could in the future experience similar software-induced interruptions to our operations. Any prolonged service disruption affecting our solutions could damage our reputation with current and potential clients, expose us to liability, cause us to lose clients, or otherwise harm our business. In the event of damage or interruption to our solutions, our insurance policies may not adequately compensate us for any losses that we may incur.

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

Our solutions and payment platform are accessed by many of our clients and their customers, often at the same time. As we continue to expand the number of clients that we serve and solutions that we are able to offer to our clients and their customers, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of data centers, internet service providers, or other third-party service providers to meet our capacity requirements could result in interruptions or delays in access to our solutions or platform or impede our ability to grow our business and scale our operations. If our third-party infrastructure service agreements are terminated, or there is a lapse of service, interruption of internet service provider connectivity, or damage to data centers, we could experience interruptions in access to our solutions as well as delays and additional expense in arranging new facilities and services.

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

Risks Related to Our Legal, Regulatory and Compliance Landscape

We handle cross-border and domestic payments and plan to expand our solutions to new clients, to accept and settle payments in new countries and in new currencies, and to increase our global network to allow us to offer local and alternative payment methods, creating a variety of operational challenges; additionally, our domestic and international operations subject us to increased risks, which could harm our business.

Our business is subject to risks inherent in conducting business globally, including cross-border payments and domestic payments in the United States and certain other markets. Our handling of domestic and cross-border payments to our clients generates a significant portion of our revenues, with a substantial portion of such revenues coming from payments processed from Asia (including India, China and Korea). We expect that international revenues will continue to account for a significant percentage of total net revenues for the foreseeable future, and that in particular, the proportion of our revenue from Asia will continue to increase. Current events, including the potential implementation of tariffs, the possibility of renegotiated trade deals and international tax law treaties, priorities of the U.S. presidential administration and related changes in laws, regulations or policies, United States-China and Canada-India diplomatic and trade friction, heightened tensions between China and Taiwan and the escalation of the conflicts between Russia and Ukraine, and Israel and Hamas, respectively, create a level of uncertainty, and potentially increased complexity, for multinational companies. These uncertainties could have a material adverse effect on our business and our results of operations and financial condition. In addition, international operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:

•
foreign currency exchange rate volatility;
•
adverse economic conditions in the United States and globally, including economic slowdown, heightened interest rates, inflation, recession concerns and the disruption, volatility and tightening of credit and capital markets;
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
•
retaliatory tariffs and restrictions limiting free movement of currency and an unfavorable trade environment, including as a result of political conditions and changes in the laws, regulations or policies in the United States and elsewhere and as described in more detail below;
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
•
expected or actual extended federal government shutdowns or the priorities of the U.S. presidential administration and related changes in laws, regulations or policies;
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

Certain of our subsidiaries are registered with FinCEN. Our subsidiary Flywire Global Corp. has obtained licenses to operate as a money transmitter (or the statutory equivalent) in 45 U.S. jurisdictions, and is in the process of applying for a license in, to the best of our knowledge, all U.S. states and territories where such licensure or registration is required in order to be able to offer additional business lines in the future. As a licensed money transmitter, we are (and in the states where we are awaiting licensure, will be) subject to obligations and restrictions with respect to the investment of client funds, reporting requirements, bonding requirements, minimum capital requirements, and inspection by state regulatory agencies concerning various aspects of our business. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our solutions are considered money transmission, are matters of regulatory interpretation and could change over time. In addition, there are substantial costs involved in maintaining and renewing our licenses, certifications, and approvals, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, AML, CFT, capitalization, corporate governance, or other requirements of such licenses.

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

We are currently required to comply with U.S. economic and trade sanctions administered by OFAC and we have processes in place designed to comply with the OFAC regulations as well as similar requirements in the foreign jurisdictions in which we already operate. As part of our compliance efforts, we scan our clients and their customers against watch lists promulgated by OFAC and certain other international agencies. Our application can be accessed from nearly anywhere in the world, and if our service is accessed from a sanctioned country or otherwise accessed or used in violation of applicable trade and economic sanctions, we could be subject to fines or other enforcement actions. In the course of enhancing our sanctions compliance function, we initiated an internal review that identified issues related to our compliance with sanctions, including payments that may have originated from sanctioned jurisdictions or sanctioned persons. We have made voluntary submissions to OFAC to report the apparent violations and to provide supplemental information. Flywire is currently engaging with OFAC to resolve these matters. Although the internal investigation completed to date suggests that any loss incurred as a result of this matter would not be material to our business, if OFAC ultimately concludes any violation has occurred in connection with these or other transactions, it could result in penalties, fines, costs, and restrictions on our ability to do business, which could also harm our operating results.

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

We are subject to the FCPA, the U.K. Bribery Act, U.S. domestic bribery laws, and other anti-corruption laws. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, and their third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public sector. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. We maintain operations and serve clients around the world. Although we do not target government entities as clients, some of our clients may receive funding or other support from local, state, provincial or national governments. As we maintain and seek to increase our international cross-border business and expand operations abroad, we may engage with business partners and third-party intermediaries to market our solutions and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our FlyMates, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

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

We use open source software in our solutions and expect to continue to use open source software in the future. There are uncertainties regarding the proper interpretation of and compliance with open source licenses, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to use such open source software, and consequently to provide or distribute our solutions. Although use of open source software has historically been free, several open source providers have begun to charge license fees for use of their software. If our current open source providers were to begin to charge for these licenses or increase their license fees significantly, this would increase our research and development costs and have a negative impact on our results of operations and financial condition.

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

Our ability to use our net operating losses (NOLs) to offset future taxable income may be subject to certain limitations.

As of December 31, 2024, we had U.S. federal NOL carryforwards of approximately $57.9 million and state NOL carryforwards of approximately $88.3 million. The federal and material state NOL carryforwards will begin to expire in 2030 and 2029, respectively. In general, under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations.

During 2022, the Company completed a Section 382 study and as a result of the ownership changes identified, $1.6 million of Flywire’s NOLs and $0.2 million of Simplee’s NOLs will expire unutilized, assuming sufficient taxable income is generated in the future. In 2024, the Company completed its refresh of the Section 382 study through the 2023 tax year and there are no additional limitations in using federal and state NOL carryforwards.

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

Risks Related to Being a Public Company

As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting, and if we fail to continue to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank), the listing requirements of The Nasdaq Global Select Market (Nasdaq), and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming, or costly, and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. It may requires significant resources and management oversight to maintain and, if necessary, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. To comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which would increase our costs and expenses.

As a "large accelerated" filer, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act (Section 404), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to maintain our internal controls, implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting and our independent registered public accounting firm is required to issue an opinion on the effectiveness of our internal control over financial reporting. We expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404. Furthermore, we will also have to file a more expansive proxy statement and are subject to shorter filing deadlines, which will require additional time and expense as well.

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

We are actively engaged in the ongoing costly process of maintaining compliance with Section 404. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

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

Investor advocacy groups, certain institutional investors, investment funds, other market participants, stockholders, and consumer groups have focused increasingly on ESG or “sustainability” practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. We have convened a cross-functional working group to further enhance our commitment to sustainability and ESG, and recognize the importance of communicating our progress on ESG to our stakeholders. As part of its responsibilities, our ESG working group is assessing opportunities for communicating progress on our priority initiatives. However, if our ESG practices do not meet (or are viewed as not meeting) investor or other industry stakeholder expectations and standards, which continue to evolve, our brand, reputation and employee retention may be negatively impacted, including based on an assessment of our ESG practices. Any sustainability report that we publish or sustainability disclosure we make may include our policies and practices on a variety of social and ethical matters, including corporate governance, community involvement, environmental compliance, employee health and safety practices, cybersecurity and privacy, human capital management, and workforce management. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. Also, our failure, or perceived failure, to meet the standards included in any sustainability disclosure could negatively impact our reputation, employee retention, and the willingness of our partners, clients or our clients’ customers to do business with us.

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
•
regulatory or legal developments in the United States and other countries, including the priorities of the U.S. presidential administration and related changes in laws, regulations or policies;
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

Concerns over economic recession, heightened interest rates and inflation, supply chain delays and disruptions, priorities of the U.S. presidential administration and Congress and related changes in laws, regulations or policies, trade wars, unemployment, or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries. The U.S. government and other governments in jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the SWIFT system, and have threatened additional sanctions and controls. The full impact of these measures, as well as potential responses to them by Russia, is unknown.

Our business and operations could be negatively affected by securities litigation or stockholder activism.

From time to time, we may be subject to securities class actions, derivative suits or other securities-related legal actions.

In the past, securities class action litigation have often been brought against a company following a decline in the market price of its securities. In addition, stockholder activism, which could take many forms and arise in a variety of situations, has been increasing recently, and new universal proxy rules could significantly lower the cost and further increase the ease and likelihood of stockholder activism. This risk is especially relevant for us because technology companies have experienced significant stock price volatility in recent years. Volatility in our stock price or other reasons may in the future cause us to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs, including significant legal fees and other expenses, and divert our management and board of directors’ attention and resources from our business. Additionally, securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with clients and business partners, adversely affect our reputation, and make it more difficult to attract and retain qualified personnel. Our stock price could also be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

Any claims or litigation, even if fully indemnified or insured, could adversely affect our relationships with clients and business partners, damage our reputation, decrease client or their customers’ demand for our solutions and make it more difficult to attract and retain qualified personnel, making it more difficult for us to compete effectively. In addition, lawsuits or legal claims involving us may increase our insurance premiums, deductibles or co-insurance requirements or otherwise make it more difficult for us to maintain or obtain adequate insurance coverage on acceptable terms, if at all. Furthermore, while we maintain insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions, as well as caps on amounts recoverable. Even if we believe that a claim is covered by insurance, insurers may dispute our entitlement to recovery for a variety of potential reasons, which may affect the timing and, if the insurers prevail, the amount of our recovery. Our exposure under these matters may also include our indemnification obligations, to the extent that we have any, to current and former officers and directors against losses incurred in connection with these matters, including reimbursement of legal fees and other expenses.

As a result, lawsuits involving us, or our officers or directors, could have a material adverse effect on our business, reputation, financial condition, results of operations, liquidity and the trading price of our common stock.

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

In August 2024, we announced that our Board of Directors authorized a share repurchase program, or the Repurchase Program, pursuant to which we may, from time to time, purchase shares of our Voting and Non-voting common stock for an aggregate purchase price not to exceed $150 million. As of December 31, 2024, approximately $104.9 million remained available for repurchases under the Repurchase Program. Repurchases under the Repurchase Program may be made through a variety of methods and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors. The timing, pricing, and size of share repurchases will depend on a number of factors, including price, corporate and regulatory requirements, and general market and economic conditions. The Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares, and may be suspended or discontinued by our Board of Directors at any time, which may result in a decrease in the price of our common stock.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We had a total of 122,182,878 shares of our voting common stock and 1,873,320 shares of our non-voting common stock outstanding as of December 31, 2024. Other than shares held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements, these shares of common stock generally are freely tradable without restrictions or further registration under the Securities Act.

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

As of December 31, 2024, our current executive officers, directors and the holders of more than 5% of our outstanding voting and non-voting common stock, in the aggregate, beneficially owned a significant percentage of our outstanding voting and non-voting common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

We do not intend to pay dividends on our common stock, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividend on our common stock and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain all available funds and any future earnings for reinvestment to fund the development, operation, expansion and growth of our business and to fund our Repurchase Program and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our senior secured revolving credit syndication loan currently prohibits us from paying dividends on our equity securities, and any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Flywire recognizes the critical importance of developing, implementing and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our and our client’s data.

Risk Management and Strategy

Managing Material Risks and Integrated Overall Risk Management

Flywire has strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration is designed to ensure that cybersecurity considerations are an integral part of our decision-making processes at every level. Our security and risk management team works closely with our IT department to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Engage Third-parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, Flywire engages with a range of external experts, including cybersecurity assessors, consultants and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights to help ensure our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third-parties includes regular audits, threat assessments and consultation on security enhancements.

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

Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the CISO. With over 30 years of experience in the field of cybersecurity, the CISO brings a wealth of expertise to her role. Her background includes extensive experience as an enterprise CISO and she is well-recognized within the industry. Her in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our CISO oversees our governance programs, tests our compliance with standards, remediates known risks, and leads our employee training program.

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

Reporting to Management and Board of Directors

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

Item 2. Properties

Our corporate headquarters are located in Boston, Massachusetts, where we occupy facilities totaling 10,946 square feet under a lease that expires in June 2027. We use these facilities for administration, finance, legal, compliance, human resources, global payments, IT, sales and marketing, engineering, and customer success.

We maintain other leased locations in the United States and throughout the world. We intend to procure additional space as we strategically add FlyMates and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

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

Holders of Record

As of February 21, 2025, there were approximately 25 holders of record of our voting common stock. This number does not include beneficial owners whose shares are held by nominees in street name. As of February 21, 2025, there was 1 holder of record of our non-voting common stock.

Dividend Policy

We have never declared nor paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for reinvestment to fund the development, operation, expansion and growth of our business and to fund our Repurchase Program, and do not expect to pay any dividends on our capital stock in the foreseeable future. Any future determination relating to our dividend policy will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors considers relevant. In addition, the terms of our revolving credit syndication loan restrict our ability to pay dividends.

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

The following graph depicts the total cumulative stockholder return on our common stock from May 26, 2021, the first day of trading of our common stock on the Nasdaq Global Select Market, through December 31, 2024, relative to the performance of the S&P 500 Index and S&P 500 IT Index. The graph assumes an initial investment of $100.00 at the close of trading on May 26, 2021 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Recent Sales of Unregistered Equity Securities

During the quarter ended December 31, 2024, we issued an aggregate of 41,998 shares of common stock (the Shares) as a stock-based compensation associated with the retention of a key employee of StudyLink. The key employee was not a “U.S. person”, as defined in Rule 902 of Regulation S under the Securities Act, and the issuance was exempt from the registration requirements of the Securities Act under Regulation S. The certificates evidencing the Shares are endorsed with a restrictive Securities Act legend.

Issuer Purchases of Equity Securities

The following table summarizes the repurchases of voting common stock during the three months ended December 31, 2024 (in thousands, except shares and per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 - October 31, 2024	69,798	$15.83	69,798	$126,012
November 1, 2024 - November 30, 2024	160,912	$21.77	160,912	$122,509
December 1, 2024 - December 31, 2024	864,894	$20.38	864,894	$104,887
Total	1,095,604		1,095,604

(1) All shares were repurchased in open market transactions pursuant to a share repurchase program to repurchase up to $150 million of our outstanding voting and non-voting common stock for an indefinite period (the Repurchase Program). The Repurchase Program was authorized by our board of directors and publicly announced on August 6, 2024. Repurchases under the Repurchase Program may be made from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions, including Rule 10b-18. For additional information on our Repurchase Program, see Note 12 - Stockholders’ Equity in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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
Inaugural Social Impact Report
Acquisition
StudyLink
Follow-on Offering
Acquisition
Invoiced
4.5K
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
CLIENTS OVER TIME
Client count as of year end

The combination of our differentiated solution and efficient go-to-market strategy has resulted in strong and consistent client growth.

•
Rapid domestic and international payments volume growth. We have grown our total payment volume by approximately 24% period-over-period from $24.0 billion during the year ended December 31, 2023 to $29.7 billion during the year ended December 31, 2024. We have grown our total payment volume by approximately 33% period-over-period from $18.1 billion during the year ended December 31, 2022 to $24.0 billion during the year ended December 31, 2023.
•
Expanded global payments network. We have continued to add to the capabilities of our payment network by means of new local bank accounts and payment partners, and have expanded our global reach to over 240 countries and territories and more than 140 currencies.
•
Strong dollar-based net retention. For the year ended December 31, 2024, our annual net dollar-based retention rate was approximately 114%. For the year ended December 31, 2023, our annual net dollar-based retention rate was approximately 125%. For the year ended December 31, 2022, our annual net dollar-based retention rate was approximately 124%. We calculate the annual net dollar-based retention rate for a given year based on the weighted average of the quarterly net dollar-based retention rates for each quarter in that year. We calculate the quarterly net dollar-based retention rate for a given quarter by dividing the revenue we earned in that quarter by the revenue we earned from the same clients in the corresponding quarter of the previous year. Our calculation of quarterly net dollar-based revenue rate for a given quarter only includes revenue from clients that were clients at the beginning of the corresponding quarter of the previous year.

As of December 31, 2024, we serve approximately 4,500 clients around the world, excluding clients acquired from the Invoiced acquisition. In education, we serve more than 3,100 institutions. In healthcare, we power more than 100 healthcare systems, including four of the top 10 healthcare systems in the United States ranked by hospital size as of December 31, 2024. In our travel and B2B verticals, we have a growing portfolio of approximately 1,300 clients as of December 31, 2024.

Our success in building our client base around the world and expanding utilization by our clients’ customers has allowed us to achieve significant scale. We enabled over $29.7 billion and over $24.0 billion in total payment volume during the years ended December 31, 2024 and 2023, respectively. We generated revenue of $492.1 million, $403.1 million and $289.4 million for the years ended December 31, 2024, 2023 and 2022, respectively, and incurred net income of $2.9 million for the year ended December 31, 2024 and net losses of $8.6 million and $39.3 million for the years ended December 31, 2023 and 2022.

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

We had approximately 1,250 full-time FlyMates as of December 31, 2024, compared to approximately 1,200 full-time FlyMates as of December 31, 2023.

2023 Follow-On Public Offering

On August 9, 2023, we entered into an underwriting agreement (Underwriting Agreement) with Goldman Sachs & Co. LLC, as representative of the several underwriters (Underwriters), in connection with the offer and sale of 8,000,000 shares of voting common stock, at a price to the public of $32.00 per share (the Primary Offering). In addition, pursuant to the terms of the Underwriting Agreement, we granted the Underwriters an option to purchase up to 1,200,000 additional shares of common stock (the Option).

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

Recent Acquisition

In August 2024, we acquired all of the issued and outstanding shares of Invoiced for an estimated total aggregate purchase price of approximately $51.7 million, consisting of approximately $47.2 million in cash consideration, net of cash acquired and up to $7.5 million of contingent consideration, with an estimated fair value of $4.5 million on the date of acquisition. The contingent consideration represents additional payments that we may be required to make in the future dependent on the successful achievement of revenue, cross-selling, product and security and IT milestones. During the year ended December 31, 2024, we made a payment of contingent consideration of $1.1 million based on Invoiced's successful and timely achievement of the contracted milestones. Invoiced is a U.S.-based SaaS B2B company that provides accounts receivable software that automates all aspects of billing, collections, payments, reporting and forecasting within a single online platform. The acquisition of Invoiced was intended to accelerate our global expansion in our B2B vertical. Invoiced contributed $2.4 million in platform revenue during the year ended December 31, 2024.

In November 2023, we acquired all of the issued and outstanding shares of StudyLink for an estimated total aggregate purchase price of approximately $35.5 million, consisting of approximately $32.8 million in cash consideration, net of cash acquired and up to $3.9 million of contingent consideration, with an estimated fair value of $2.7 million on the date of acquisition. The contingent consideration represents additional payments that we may be required to make in the future dependent on the successful achievement of revenue, volume, cross-selling and engineering implementation milestones, a portion of which can be paid in the form of cash or shares of common stock, at our option, and is subject to exchange rate fluctuation adjustment between the U.S. Dollar and Australian Dollar. Additional payments in the form of shares of common stock will be made based on the continuing employment of a key employee; accordingly, the fair value of $2.4 million, approximately 84,000 shares of common stock, have been excluded from the purchase consideration. During the years ended December 31, 2024 and 2023, we expensed $1.2 million and $0.2 million, respectively, in stock based compensation associated with retention of the key employee. StudyLink is an Australian-based SaaS education company that provides platforms to education providers to support their student admissions systems and processes, including features such as eligibility assessment, offer generation, recruitment agent and commission management and acceptance processing. The acquisition of StudyLink was intended to accelerate our growth in the Australian higher education market and enhance our value proposition to payers, universities and agents in the higher education ecosystem. StudyLink contributed $7.6 million and $1.4 million in platform revenue during the years ended December 31, 2024 and 2023, respectively.

In July 2022, we acquired all of the issued and outstanding shares of Cohort Go for an estimated aggregate purchase price of $23.1 million, which consisted of $17.1 million in cash consideration, net of cash acquired, $4.3 million in shares of common stock and up to $2.2 million of contingent consideration, with an estimated fair value of $1.7 million on the acquisition date. Subsequent to the acquisition date, at each reporting date, the contingent consideration was remeasured and changes in the fair value resulting from a change in the underlying inputs were recognized in general and administrative expense in the consolidated statements of operations and comprehensive loss. Contingent consideration represented additional payments that Flywire was required to make which was dependent upon Cohort Go's achievement of specific post-acquisition milestones and was subject to exchange rate fluctuation adjustment between the U.S. Dollar and Australian Dollar. During the year ended December 31, 2023 and 2022, we paid $1.7 million and $0.5 million, respectively, in contingent consideration based on Cohort Go's successful and timely achievement of contracted milestones. No additional contingent consideration is due or payable with respect to the Cohort Go acquisition. Cohort Go is an Australian-based education payments provider that simplifies the student recruitment process by bringing together students, agents and essential student services such as health insurance into one platform. The acquisition of Cohort Go accelerated the growth of Flywire's agent related revenue and contributed to our global expansion. Cohort Go contributed $14.5 million in transaction revenue and $9.3 million in platform revenue during the year ended December 31, 2024, $16.6 million in transaction revenue and $10.4 million in platform revenue during the year ended December 31, 2023 and $6.4 million in transaction revenue and $3.3 million in platform revenue during the year ended December 31, 2022.

Our Revenue Model

We generate revenue from transactions and from platform and other fees as described below.

Transaction revenue includes fees earned from payment processing services provided to our clients, which is comprised of processing domestic and cross-border transactions. The fee is generally earned on each transaction through a rate applied to the total payment value of the transaction, which can vary based on the payment method, currency pairs being converted and the geographic region in which our clients and their customers reside. Payment processing services also include fixed fees per transaction, which generally relate to domestic payments processed. It also includes marketing fees from credit card service providers for marketing arrangements in which we perform certain marketing activities to increase the awareness of the credit card provider and promote certain methods of payments, which we consider to be ancillary to the payment processing solutions we provide to our clients.

Platform and other revenues primarily include (i) fees earned for the utilization of our platforms to optimize cash collections and student application processing, which include revenue earned from software subscription fees and usage based fees, (ii) fees for the establishment of payment plans on our payment platform, (iii) fees related to printing, mailing, and other services which we consider to be ancillary to the solutions we provide to our clients, (iv) commissions from insurance providers when an end-user purchases an insurance policy, and (v) revenue from interest earned on funds held for customers in interest-bearing accounts. Platform and other revenues has been referred to as platform and usage based fee revenue in prior filings.

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

	Year Ended December 31,
(dollars in millions)	2024	2023	$ Change	% Change
Transaction payment volume	$23,207.6	$17,670.3	$5,537.3	31%
Platform and other revenues payment volume	6,507.7	6,362.5	145.2	2%
Total payment volume	$29,715.3	$24,032.8	$5,682.5	24%

	Year Ended December 31,
(dollars in millions)	2023	2022	$ Change	% Change
Transaction payment volume	$17,670.3	$12,242.6	$5,427.7	44%
Platform and other revenues payment volume	6,362.5	5,835.9	526.6	9%
Total payment volume	$24,032.8	$18,078.5	$5,954.3	33%

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

Impacts Resulting From Government Changes to International Student Visa Policies

Revenue from our education clients, which primarily includes clients in the United States, Canada, U.K., Europe, and Asia Pacific/Australia, is affected by several factors, including policies enacted by government organizations around the world that cap the issuance of international student visas. In January 2024, the Canadian government announced what at the time appeared to be a temporary intake cap on international student permit applications to stabilize new growth for a period of two years. This cap – intended to address Canada’s housing shortage, overburdened health systems, and rising costs of living – has reportedly reduced the number of international students coming to Canada by about 40% since implementation. Building on these changes, the Immigration, Refugees, and Citizenship Canada (IRCC) announced in January 2025 that new study permits for international students will be reduced by 10% from the 2024 target of 485,000 to 437,000 in 2025 and 2026. When first instituted by the IRCC, the cap initially excluded students enrolled in master’s and PhD programs, but recent reports indicate that the 2025 and 2026 study permit intake cap will include master’s and doctoral students. Additionally, in November 2024, Canada ended its Student Direct Stream (SDS) program for expedited international student visa processing, and international students applying to study in Canada no longer need to prepay tuition to apply for a study permit. These limitations have resulted in a corresponding reduction in payment flows, which had an adverse effect on our business in the fourth quarter of 2024 and which we anticipate will continue to impact our Canada revenues in 2025.

Similarly, since late 2023, the Australian government has taken similar actions to tighten international student visa rules, including an increase in the amount of minimum savings that international students would need to have in order to obtain a visa, raising the standards of the English language proficiency requirements for student and graduate visas, a 125% increase in the visa fee for international students, and the imposition of a ban for holders of visitor visas and students holding temporary graduate visas from applying for a student visa while in Australia. In August 2024, the Australian government announced the setting of a national planning level to apply from January 1, 2025 and which is intended to limit the number of new overseas student places available in Australia – including a ceiling of 270,000 international students for calendar year 2025. However, in December 2024, the government announced a change of course, instead implementing a system to introduce two categories of student visa processing: “high priority” and “standard priority”, with all international education providers to receive high priority processing up to 80% of their indicative international student cap. After reaching 80%, the providers will receive standard priority processing. These new Australian government policies, including university quotas, slower visa processing, higher fees, and stricter financial and language requirements, has had an adverse impact on our business in the fourth quarter of 2024 and we anticipate will continue to impact our Australian revenues in 2025.

Other governments where our client institutions are located, including in the U.S., may introduce measures from time to time to manage the growth of the international student population in their respective countries, which may have adverse effects on our business. Our U.S. market saw slower growth in the fourth quarter of 2024 due to shifting visa trends. In addition, there are reports that the new executive administration in the U.S. is likely to closely scrutinize applications for international student visas, adding to uncertainty around the number of students coming to the U.S. to study in the near future. Delays in issuances of visas or visa denials may discourage prospective international students from choosing U.S. institutions as places for study. The existing rules and any introduction of new rules further limiting the attractiveness of international study by the governments of countries where our client institutions are located has and is expected in the near term to continue to adversely impact the growth of our business in the applicable regions.

There is still a degree of uncertainty in terms of the impact the changes to international student visa policy will have on our U.S., Canadian and Australian education markets. We continue to see growth in new customers in our U.S., Canada and Australia education markets, providing a lever to offset some of the expected decline in new incoming international student growth resulting from these government changes to international student visa policies. Our business continues to remain strong amid these visa-related policy shifts, benefiting from our increasingly global and diversified footprint across verticals, sub-sectors, countries, currencies and clients.

Impact of Inflation

Inflation did not have a material effect on our cash flows and results of operations during the year ended December 31, 2024.

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

Business Continuity

We have a history of operating losses and while we have experienced significant revenue growth in recent years and achieved profitability on a GAAP basis in prior quarters, we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to strategically invest in headcount, to further develop our solutions, including introducing new functionality, and to expand our marketing programs and sales teams to drive new client adoption, expand strategic partner integrations, and support international and industry expansion. Our operating results are also impacted by the mix of our revenue generated from our different revenue sources, which include transaction revenue and platform and other fee revenue. Changes in our revenue mix from quarter to quarter, including those derived from cross-border or domestic currency transactions, will impact our margins, and we may not be able to grow our gross margin adequately to achieve or sustain profitability. In addition, the mix of payment methods utilized by our clients’ customers may have an impact on our margins given that our costs associated with certain payment methods, such as credit cards, are higher than other payment methods accepted by our solutions, such as bank transfers. We are addressing operating losses by making continued improvements designed to create operating efficiencies and a focus on cost discipline. We believe these improvements along with strong gross margins and cash flows from operations will help us achieve our goal of generating positive annual GAAP net income in the future.

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

Interest Expense

Interest expense consists of interest, amortization of debt issuance costs and unused commitment fees on our five-year senior secured revolving credit syndication loan (2024 Revolving Credit Facility) and three-year senior secured revolving credit syndication loan (2021 Revolving Credit Facility).

On February 23, 2024, we entered into our 2024 Revolving Credit Facility for a total commitment of $125.0 million. The 2024 Revolving Credit Facility replaced the 2021 Revolving Credit Facility of $50.0 million, which were entered into in July 2021, under which $50.0 million was available to Flywire as of December 31, 2023. As of December 31, 2024 and 2023, there was no outstanding indebtedness under the 2024 Revolving Credit Facility or 2021 Revolving Credit Facility.

Interest Income

Interest income consists of interest on cash held in interest bearing operating accounts, including money market funds, and investments in available-for-sale debt securities.

(Loss) Gain from Remeasurement of Foreign Currency

(Loss) gain from remeasurement of foreign currency consists of gains and losses from the remeasurement of foreign currency transactions into its functional currency.

(Benefit from) Provision for Income Tax

(Benefit from) provision for income taxes in 2023 and 2024 is primarily driven by foreign and state income taxes and the release of U.S. and foreign valuation allowances, respectively. We have historically generated NOL carryforwards for U.S. Federal and state tax purposes as we expand the scale of our business activities. Changes in the U.S. and foreign tax law may impact our overall (benefit from) provision for income taxes in the future.

We have a valuation allowance on our net U.S. deferred tax assets, including federal and state NOLs. We expect to maintain these valuation allowances until it becomes more likely than not that the benefit of our deferred tax assets are realized through future taxable income generated in these jurisdictions. The Company released its valuation allowance on its net deferred tax assets in the U.K. as of December 31, 2024.

Results of Operations
Comparison of results for the years ended December 31, 2024 and 2023

All dollar amounts in the tables below are rounded and as a result, certain amounts may not recalculate using the rounded amounts provided.

The following table sets forth our consolidated results of operations for periods presented:

	Year Ended December 31,
(dollars in millions)	2024	2023	$ Change	% Change
Revenue	$492.1	$403.1	$89.0	22.1%
Payment processing services costs	177.5	147.3	30.2	20.5%
Technology and development	66.6	62.0	4.6	7.4%
Selling and marketing	129.4	107.6	21.8	20.3%
General and administrative	125.8	107.6	18.2	16.9%
Total costs and operating expense	499.4	424.6	74.8	17.6%
Loss from operations	(7.3)	(21.5)	14.2	(66.0)%
Interest expense	(0.5)	(0.4)	(0.1)	25.0%
Interest income	21.4	13.3	8.1	60.9%
(Loss) gain from remeasurement of foreign currency	(11.8)	4.2	(16.0)	(381.0)%
Total other income (expense), net	9.1	17.2	(8.1)	(47.1)%
Income (loss) before (benefit from) provision for income taxes	1.9	(4.4)	6.3	(143.2)%
(Benefit from) provision for income taxes	(1.0)	4.2	(5.2)	(123.8)%
Net income (loss)	2.9	(8.6)	11.5	(133.7)%
Foreign currency translation adjustment	(3.6)	3.2	(6.8)	(212.5)%
Unrealized gains on available-for-sale debt securities, net of taxes	0.2	—	0.2	—
Comprehensive loss	$(0.5)	$(5.3)	$4.8	(90.6)%

Revenue

Revenue was $492.1 million for the year ended December 31, 2024, compared to $403.1 million for the year ended December 31, 2023, an increase of $89.0 million or 22.1%. Revenue is comprised of transaction revenue and platform and other revenues as follows:

	Year Ended December 31,
(dollars in millions)	2024	2023	$ Change	% Change
Transaction revenue	$410.2	$329.7	$80.5	24.4%
Platform and other revenues	81.9	73.4	8.5	11.6%
Revenue	$492.1	$403.1	$89.0	22.1%

Transaction revenue was $410.2 million for the year ended December 31, 2024, compared to $329.7 million for the year ended December 31, 2023, an increase of $80.5 million or 24.4%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes for the year ended December 31, 2024 from both our existing clients and new clients added during the year ended December 31, 2024, compared to the year ended December 31, 2023. We experienced strong growth in transaction payment volume across most regions and verticals during the period, excluding Canada, which decreased primarily due to Canada’s international student permit applications cap introduced earlier in calendar year 2024. Transaction payment volume increased approximately 31% during the year ended December 31, 2024 to $23.2 billion compared to $17.7 billion during the year ended December 31, 2023.

Platform and other revenues was $81.9 million for the year ended December 31, 2024, compared to $73.4 million for the year ended December 31, 2023, an increase of $8.5 million or 11.6%. The increase in platform and other revenues was primarily driven by the Invoiced and StudyLink acquisitions and revenue from interest earned on funds held for customers in interest-bearing accounts, offset by a decrease in revenue for printing and mailing and insurance products. Invoiced and StudyLink contributed $2.4 million and $7.6 million in platform and other revenues during the year ended December 31, 2024, respectively.

Payment Processing Services Costs

Payment processing services costs were $177.5 million for the year ended December 31, 2024, compared to $147.3 million for the year ended December 31, 2023, an increase of $30.2 million or 20.5%. The increase in payment processing services costs is correlated with the increase in total payment volume of approximately 24% over the same period.

Technology and Development

Technology and development expenses were $66.6 million for the year ended December 31, 2024, compared to $62.0 million for the year ended December 31, 2023, an increase of $4.6 million or 7.4%. The increase in technology and development cost was primarily driven by an increase in personnel costs and stock-based compensation expense, offset by a decrease in amortization expense. Personnel costs were $42.1 million for the year ended December 31, 2024, compared to $38.5 million for the year ended December 31, 2023, an increase of $3.6 million or 9.4%. The increase in personnel costs was primarily driven by an increase in headcount within our technology and development teams. Stock-based compensation expense was $11.7 million for the year ended December 31, 2024, compared to $9.3 million for the year ended December 31, 2023, an increase of $2.4 million or 25.8%. The increase in stock-based compensation is attributable to an increase in equity grants awarded to existing and new FlyMates. Amortization of intangible assets were $6.2 million during the year ended December 31, 2024, compared to $7.8 million for the year ended December 31, 2023, a decrease of $1.6 million or 20.5%. The decrease in amortization expense was primarily due to an increase in acquired technology's useful lives.

Selling and Marketing

Selling and marketing expenses were $129.4 million for the year ended December 31, 2024, compared to $107.6 million for the year ended December 31, 2023, an increase of $21.8 million or 20.3%. The increase in selling and marketing expenses was primarily driven by an increase in personnel costs, stock-based compensation, amortization expense, professional fees and marketing costs. Personnel costs were $66.3 million for the year ended December 31, 2024, compared to $57.0 million for the year ended December 31, 2023, an increase of $9.3 million or 16.3%. The increase in personnel costs was primarily driven by an increase in headcount within our selling and marketing teams and commissions earned on sales during the period. Stock-based compensation was $18.0 million for the year ended December 31, 2024, compared to $12.0 million for the year ended December 31, 2023, an increase of $6.0 million or 50.0%. The increase in stock-based compensation is attributable to an increase in equity grants awarded to existing and new FlyMates. Amortization of intangible assets were $8.1 million during the year ended December 31, 2024, compared to $5.1 million for the year ended December 31, 2023, an increase of $3.0 million or 58.8%. The increase in amortization expense was due to a full year of amortization expense related to the acquired intangible assets of StudyLink and amortization expense related to the acquired intangible assets of Invoiced. Professional fees were $21.2 million for the year ended December 31, 2024, compared to $18.5 million for the year ended December 31, 2023, an increase of $2.7 million or 14.6%. The increase in professional fees was primarily due to increases in third party commissions. Marketing costs were $8.2 million for the year ended December 31, 2024, compared to $7.1 million for the year ended December 31, 2023, an increase of $1.1 million or 15.5%. The increase in marketing costs was due to increased marketing initiatives and hosted events.

General and Administrative

General and administrative expenses were $125.8 million for the year ended December 31, 2024, compared to $107.6 million for the year ended December 31, 2023, an increase of $18.2 million or 16.9%. The increase in general and administrative expenses was primarily driven by an increase in stock-based compensation, personnel costs and other costs. Stock-based compensation was $35.3 million for the year ended December 31, 2024, compared to $22.5 million for the year ended December 31, 2023, an increase of $12.8 million or 56.9%. The increase in stock-based compensation is attributable to an increase in equity grants awarded to existing and new FlyMates. Personnel costs were $47.9 million for the year ended December 31, 2024, compared to $42.4 million for the year ended December 31, 2023, an increase of $5.5 million or 13.0%. The increase in personnel costs was primarily driven by an increase in headcount. Other costs were $7.0 million for the year ended December 31, 2024, compared to $5.1 million for the year ended December 31, 2023, an increase of $1.9 million or 37.3%. The increase in other costs is primarily due to indirect taxes recorded during the period.

Interest Expense

Interest expense was $0.5 million for the year ended December 31, 2024, compared to $0.4 million for the year ended December 31, 2023, an increase of 0.1 million or 25.0%. As of December 31, 2024 and 2023, there was no outstanding indebtedness under the 2024 Revolving Credit Facility or 2021 Revolving Credit Facility. Interest expense consists primarily of amortization of debt issuance costs and unused commitment fees related to our 2024 Revolving Credit Facility and 2021 Revolving Credit Facility

Interest Income

Interest income was $21.4 million for the year ended December 31, 2024, compared to $13.3 million for the year ended December 31, 2023, an increase of $8.1 million or 60.9%. The increase in interest income is attributable to the increase in our cash balance primarily associated with our Public Offering we completed in August and September 2023.

(Loss) Gain from Remeasurement of Foreign Currency

Loss from remeasurement of foreign currency was $11.8 million for the year ended December 31, 2024, compared to a gain of $4.2 million for the year ended December 31, 2023, an increase of $16.0 million or 381.0%. The increase was primarily the result of the remeasurement of foreign currency intercompany loans and impact of fluctuations in exchange rates during respective remeasurement periods.

(Benefit from) Provision for Income Taxes

Benefit from income taxes was $1.0 million during the year ended December 31, 2024, compared to a provision for income taxes of $4.2 million during the year ended December 31, 2023, a decrease of $5.2 million or 123.8%. The income tax benefit for the year ended December 31, 2024 was primarily attributable to a non-recurring benefit of $4.9 million relating to the release of a portion of our valuation allowance in the U.S. This release was due to taxable temporary differences recorded as part of the Invoiced acquisition which were a source of income to realize certain pre-existing federal and state deferred tax assets. The benefit is offset by income tax expense attributable to our foreign operations and U.S. state taxes. The income tax expense for the year ended December 31, 2023 was primarily attributable to income taxes related to our profitable foreign subsidiaries and U.S. state taxes. Our effective tax rate was (55.9)% for the year ended December 31, 2024, compared to (96.8)% for the year ended December 31, 2023.

Comparison of results for the years ended December 31, 2023 and 2022

All dollar amounts in the tables below are rounded and as a result, certain amounts may not recalculate using the rounded amounts provided.

The following table sets forth our consolidated results of operations for periods presented:

	Year Ended December 31,
(dollars in millions)	2023	2022	$ Change	% Change
Revenue	$403.1	$289.4	$113.7	39.3%
Payment processing services costs	147.3	107.9	39.4	36.5%
Technology and development	62.0	50.3	11.7	23.3%
Selling and marketing	107.6	78.5	29.1	37.1%
General and administrative	107.6	82.9	24.7	29.8%
Total costs and operating expense	424.6	319.6	105.0	32.9%
Loss from operations	(21.5)	(30.2)	8.7	(28.8)%
Interest expense	(0.4)	(1.2)	0.8	(66.7)%
Interest income	13.3	3.2	10.1	315.6%
Gain (loss) gain from remeasurement of foreign currency	4.2	(9.2)	13.4	(145.7)%
Total other income (expense), net	17.2	(7.1)	24.3	(342.3)%
Loss before provision for income taxes	(4.4)	(37.4)	33.0	(88.2)%
Provision for income taxes	4.2	2.0	2.2	110.0%
Net loss	(8.6)	(39.3)	30.7	(78.1)%
Foreign currency translation adjustment	3.2	(1.5)	4.7	(313.3)%
Comprehensive loss	$(5.3)	$(40.9)	$35.6	(87.0)%

Revenue

Revenue was $403.1 million for the year ended December 31, 2023, compared to $289.4 million for the year ended December 31, 2022, an increase of $113.7 million or 39.3%. Revenue is comprised of transaction revenue and platform and other revenues as follows:

	Year Ended December 31,
(dollars in millions)	2023	2022	$ Change	% Change
Transaction revenue	$329.7	$224.2	$105.5	47.1%
Platform and other revenues	73.4	65.2	8.2	12.6%
Revenue	$403.1	$289.4	$113.7	39.3%

Transaction revenue was $329.7 million for the year ended December 31, 2023, compared to $224.2 million for the year ended December 31, 2022, an increase of $105.5 million or 47.1%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes for the year ended December 31, 2023 from both our existing clients and new clients added during the year ended December 31, 2023 compared to the year ended December 31, 2022. We experienced strong growth in transaction payment volume across all regions and verticals during the period. Transaction payment volume increased approximately 44% during the year ended December 31, 2023 to $17.7 billion compared to $12.2 billion during the year ended December 31, 2022. Our marketing services revenue increased as a result of our payments partners using more of our marketing services during the year ended December 31, 2023, compared to the year ended December 31, 2022.

Platform and other revenues was $73.4 million for the year ended December 31, 2023, compared to $65.2 million for the year ended December 31, 2022, an increase of $8.2 million or 12.6%. The increase in platform and other revenues was attributable to increased usage by our clients and new clients signed during the year ended December 31, 2023, compared to the year ended December 31, 2022.

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

Interest Expense

Interest expense was $0.4 million for the year ended December 31, 2023, compared to $1.2 million for the year ended December 31, 2022, a decrease of 0.8 million or 66.7%. During July 2021, we entered into a Revolving Credit Facility with three banks for a total commitment of $50.0 million. We drew $25.9 million on the Revolving Credit Facility and used the proceeds to early prepay the existing Loan and Security Agreement (LSA) of $25.0 million. During the year ended December 31, 2022, we repaid the $25.9 million outstanding under the Revolving Credit Facility, which resulted in no interest expense on debt for the year ended December 31, 2023. Interest expense for the year ended December 31, 2023 consists primarily of amortization of debt issuance cost and debt discount from our previous LSA.

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

Gain (Loss) from Remeasurement of Foreign Currency

Gain (loss) from remeasurement of foreign currency was $4.2 million for the year ended December 31, 2023, compared to $(9.2) million for the year ended December 31, 2022, an increase of $13.4 million or 145.7%. The increase was primarily the result of the remeasurement of foreign currency intercompany loans and impact of fluctuations in exchange rates during respective remeasurement periods.

Provision for Income Taxes

Provision for income taxes was $4.2 million during the year ended December 31, 2023, compared to $2.0 million during the year ended December 31, 2022, an increase of $2.2 million or 110.0%. During the year ended December 31, 2023 and 2022, we recorded an income tax expense of $4.2 million and $2.0 million, respectively, which was primarily attributable to income taxes related to our profitable foreign subsidiaries and U.S. state taxes. Our effective tax rate was(96.8)% for the year ended December 31, 2023, compared to (5.4)% for the year ended December 31, 2022.

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

	For the Year Ended December 31,
(dollars in millions)	2024	2023	2022
Total Payment Volume	$29,715.3	$24,032.8	$18,078.5
Revenue	$492.1	$403.1	$289.4
Revenue Less Ancillary Services	$474.2	$381.5	$267.1
FX Neutral Revenue Less Ancillary Services	$471.9	$381.5	$267.1
Gross Profit	$306.9	$247.4	$174.9
Adjusted Gross Profit	$312.8	$254.1	$181.9
Gross Margin	62.4%	61.4%	60.4%
Adjusted Gross Margin	66.0%	66.6%	68.1%
Net Income (Loss)	$2.9	$(8.6)	$(39.3)
Adjusted EBITDA	$77.9	$42.0	$14.9
Adjusted EBITDA Margin	16.4%	11.0%	5.6%

For the year ended December 31, 2024, transaction revenue and platform and other revenues represented 83.4% and 16.6% of our revenue, respectively. For the year ended December 31, 2024, transaction revenue and platform and other revenues represented 86.1% and 13.9% of our total revenue less ancillary services, respectively.

For the year ended December 31, 2023, transaction revenue and platform and other revenues represented 81.8% and 18.2% of our revenue, respectively. For the year ended December 31, 2023, transaction revenue and platform and other revenues represented 85.8% and 14.2% of our total revenue less ancillary services, respectively.

For the year ended December 31, 2022, transaction revenue and platform and other revenues represented 77.5% and 22.5% of our revenue, respectively. For the year ended December 31, 2022, transaction revenue and platform and other revenues represented 83.2% and 16.8% of our total revenue less ancillary services, respectively.

For the year ended December 31, 2024, our total payment volume was over $29.7 billion, consisting of $23.2 billion of total payment volume from transactions included in transaction revenue and $6.5 billion of total payment volume from transactions included in platform and other revenues.

For the year ended December 31, 2023, our total payment volume was over $24.0 billion, consisting of $17.7 billion of total payment volume from transactions included in transaction revenue and $6.3 billion of total payment volume from transactions included in platform and other revenues.

For the year ended December 31, 2022, our total payment volume was approximately $18.1 billion, consisting of approximately $12.2 billion of total payment volume from transactions included in transaction revenue and approximately $5.8 billion of total payment volume from transactions included in platform and other revenues.

Revenue Less Ancillary Services, FX Neutral Revenue Less Ancillary Services, Adjusted Gross Profit, Adjusted Gross Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Non-GAAP Operating Expenses

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
•
FX Neutral Revenue Less Ancillary Services - FX Neutral Revenue Less Ancillary Services represents Revenue Less Ancillary Services adjusted to show presentation on a constant currency basis. The constant currency information presented is calculated by translating current period results using prior period weighted average foreign currency exchange rates. We analyze FX Neutral Revenue Less Ancillary Services to provide a comparable framework for assessing how the business performed excluding the effect of foreign currency fluctuations.
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
•
Adjusted EBITDA Margin - Adjusted EBITDA Margin represents Adjusted EBITDA divided by Revenue Less Ancillary Services. Management believes this presentation supplements the GAAP presentation of gross margin with a useful measure of the gross margin of our payment-related services, which are the primary services we provide to our clients.
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

These non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for revenue, gross margin or net income (loss) prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of Revenue Less Ancillary Services, Adjusted Gross Profit, Adjusted Gross Margin, FX Neutral Revenue Less Ancillary Services, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Non-GAAP Operating Expenses to the most directly comparable GAAP financial measure are presented below. We encourage you to review these reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items.

Reconciliations of Non-GAAP Financial Measures

The tables below provide reconciliations of Revenue Less Ancillary Services, Adjusted Gross Profit, Adjusted Gross Margin, FX Neutral Revenue Less Ancillary Services, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Non-GAAP Operating Expenses to the most comparable GAAP figure on a consolidated basis for the periods presented. All dollar amounts are rounded and as a result, certain amounts may not recalculate using the rounded amounts provided.

Revenue Less Ancillary Services, Adjusted Gross Profit and Adjusted Gross Margin:

	Year Ended December 31,
(dollars in millions)	2024	2023	2022
Revenue	$492.1	$403.1	$289.4
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	(15.9)	(19.4)	(20.4)
Marketing fees	(2.0)	(2.2)	(1.9)
Revenue Less Ancillary Services	$474.2	$381.5	$267.1
Payment processing services costs	177.5	147.3	107.9
Hosting and amortization costs within technology and development expenses	7.7	8.4	6.6
Cost of Revenue	$185.2	$155.7	$114.5
Adjusted to:
Exclude printing and mailing costs	(15.9)	(19.4)	(20.4)
Offset marketing fees against related costs	(2.0)	(2.2)	(1.9)
Exclude depreciation and amortization	(5.9)	(6.7)	(7.0)
Adjusted Cost of Revenue	$161.4	$127.4	$85.2
Gross Profit	$306.9	$247.4	$174.9
Gross Margin	62.4%	61.4%	60.4%
Adjusted Gross Profit	$312.8	$254.1	$181.9
Adjusted Gross Margin	66.0%	66.6%	68.1%

(dollars in millions)	Transaction	Platform and other revenues	Year Ended December 31, 2024
Revenue	$410.2	$81.9	$492.1
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(15.9)	(15.9)
Marketing fees	(2.0)	—	(2.0)
Revenue Less Ancillary Services	$408.2	$66.0	$474.2
Percentage of Revenue	83.4%	16.6%	100.0%
Percentage of Revenue Less Ancillary Services	86.1%	13.9%	100.0%

(dollars in millions)	Transaction	Platform and other revenues	Year Ended December 31, 2023
Revenue	$329.7	$73.4	$403.1
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(19.4)	(19.4)
Marketing fees	(2.2)	—	(2.2)
Revenue Less Ancillary Services	$327.5	$54.0	$381.5
Percentage of Revenue	81.8%	18.2%	100.0%
Percentage of Revenue Less Ancillary Services	85.8%	14.2%	100.0%

(dollars in millions)	Transaction	Platform and other revenues	Year Ended December 31, 2022
Revenue	$224.2	$65.2	$289.4
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(20.4)	(20.4)
Marketing fees	(1.9)	—	(1.9)
Revenue Less Ancillary Services	$222.3	$44.8	$267.1
Percentage of Revenue	77.5%	22.5%	100.0%
Percentage of Revenue Less Ancillary Services	83.2%	16.8%	100.0%

FX Neutral Revenue Less Ancillary Services:

	Year Ended December 31,		Growth Rate
(dollars in millions)	2024	2023
Revenue	$492.1	$403.1	22.1%
Ancillary services	(17.9)	(21.6)
Revenue Less Ancillary Services	474.2	381.5	24.3%
Effects of foreign currency rate fluctuations	$(2.3)
FX Neutral Revenue Less Ancillary Services	$471.9	$381.5	23.7%

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin:

	Year Ended December 31,
(in millions)	2024	2023	2022
Net income (loss)	$2.9	$(8.6)	$(39.3)
Interest expense	0.5	0.4	1.2
Interest income	(21.4)	(13.3)	(3.2)
(Benefit from) provision for income taxes	(1.0)	4.2	2.0
Depreciation and amortization	18.5	16.4	14.1
EBITDA	(0.5)	(0.9)	(25.2)
Stock-based compensation expense and related taxes	65.8	45.2	31.2
Change in fair value of contingent consideration	(1.0)	0.4	(2.8)
Loss (gain) from remeasurement of foreign currency	11.8	(4.2)	9.2
Indirect taxes related to intercompany activity	0.7	0.2	0.4
Acquisition related transaction costs (1)	0.6	0.4	0.8
Acquisition related employee retention costs (2)	0.5	0.9	1.4
Adjusted EBITDA	$77.9	$42.0	$14.9

(1)
Acquisition related transaction costs consisted of legal and advisory fees incurred in connection with the Invoiced, StudyLink and Cohort Go acquisitions.
(2)
Acquisition related employee retention costs consisted of costs incurred to retain and compensate Invoiced, StudyLink and WPM Group Ltd. (WPM) employees in connection with integration of the business. WPM was acquired on December 14, 2021.

	December 31,
(in millions)	2024	2023	2022
Revenue (A)	$492.1	$403.1	$289.4
Revenue less ancillary services (B)	474.2	381.5	267.1
Net loss (C)	2.9	(8.6)	(39.3)
EBITDA (D)	(0.5)	(0.9)	(25.2)
Adjusted EBITDA (E)	77.9	42.0	14.9
Net margin (C/A)	0.6%	(2.1)%	(13.6)%
Net margin using RLAS (C/B)	0.6%	(2.3)%	(14.7)%
EBITDA Margin (D/A)	(0.1)%	(0.2)%	(8.7)%
Adjusted EBITDA Margin (E/A)	15.8%	10.4%	5.1%
EBITDA Margin using RLAS (D/B)	(0.1)%	(0.2)%	(9.4)%
Adjusted EBITDA Margin using RLAS (E/B)	16.4%	11.0%	5.6%

Reconciliation of GAAP Operating Expenses to Non-GAAP Operating Expenses:

	December 31,
(in millions)	2024	2023	2022
GAAP Technology and development	$66.6	$62.0	$50.3
(-) Stock-based compensation expense and related taxes	(11.8)	(9.2)	(4.9)
(-) Depreciation and amortization	(7.4)	(8.4)	(7.8)
(-) Acquisition related employee retention costs	—	(0.5)	(1.1)
Non-GAAP Technology and development	$47.4	$43.9	$36.5

GAAP Selling and marketing	$129.4	$107.6	$78.5
(-) Stock-based compensation expense and related taxes	(18.3)	(12.4)	(7.9)
(-) Depreciation and amortization	(8.2)	(5.2)	(3.9)
(-) Acquisition related employee retention costs	(0.5)	(0.4)	(0.3)
Non-GAAP Selling and marketing	$102.4	$89.6	$66.4

GAAP General and administrative	$125.8	$107.6	$82.9
(-) Stock-based compensation expense and related taxes	(35.7)	(23.6)	(18.4)
(-) Depreciation and amortization	(3.0)	(2.8)	(2.4)
(-) Acquisition related transaction costs	(0.6)	(0.4)	(0.8)
(-) Acquisition related employee retention costs	—	—	(0.1)
(-) Change in fair value of contingent consideration	1.0	(0.4)	2.8
Non-GAAP General and administrative	$87.5	$80.4	$64.0

Liquidity and Capital Resources

As of December 31, 2024, our principal source of liquidity is cash and cash equivalents of $495.2 million, short-term available-for-sale debt securities of $115.8 million and the available undrawn balance under our 2024 Revolving Credit Facility of $125.0 million. Cash equivalents is comprised primarily of money market funds and bank deposits. Our short-term available-for-sale debt securities are comprised of corporate bonds, U.S. Government obligations, treasury bills, foreign agency securities and commercial paper.

On August 6, 2024, the Company announced a share repurchase program of up to $150 million of outstanding voting and non-voting common stock for an indefinite period as part of the Company’s Repurchase Program. For additional information on our Repurchase Program, see Note 12 - Stockholders’ Equity in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. During the year ended December 31, 2024, the Company repurchased 2,386,856 shares of its common stock for an aggregate amount of $45.6 million under the Repurchase Program, which includes commissions, $1.4 million of common stock repurchase and $0.5 million of excise tax recorded in accrued expense as of December 31, 2024. The repurchased shares are currently being held as treasury stock. As of December 31, 2024, approximately $104.9 million of the originally authorized amount under the Repurchase Program remained available for future repurchases.

On February 23, 2024, we entered into an Amended and Restated Credit Agreement for a five-year senior secured revolving credit syndication loan with four banks for a total commitment of $125.0 million, which replaced the Revolving Credit Facility of $50.0 that was in effect as of December 31, 2023.

On August 14, 2023 and September 12, 2023, we completed our Primary Offering which resulted in aggregate net proceeds of $260.1 million, after underwriting discounts and commissions of $10.9 million and other issuance costs of $1.1 million.

We believe that our existing cash and cash equivalents will be sufficient to support our expected working capital needs and material cash requirements for at least the next 12 months from the issuance of these consolidated financial statements. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from clients, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the price at which we are able to purchase public cloud capacity, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. In addition, we have, and may in the future, repurchase shares of our voting and non-voting common stock from time to time under our Repurchase Program. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.

Contractual Obligations

Contractual obligations consist of operating leases that relate to real estate for our primary facilities.

The following table summarizes our contractual obligations as of December 31, 2024:

	Payments Due by Year
(in thousands)	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
Operating lease obligations	$3,877	$1,904	$1,899	$74	$—
Total	$3,877	$1,904	$1,899	$74	$—

Cash Flows

The following table sets forth a summary of our cash flow information for the periods presented:

	Year Ended December 31,
(in millions)	2024	2023	2022
Net cash provided by operating activities	$91.5	$80.6	$5.4
Net cash used in investing activities	(215.8)	(38.8)	(24.7)
Net cash (used in) provided by financing activities	(37.6)	263.4	(24.0)
Effect of exchange rate changes on cash and cash equivalents	2.6	(1.8)	5.0
Net (decrease) increase in cash, cash equivalents and restricted cash	$(159.4)	$303.4	$(38.2)

Operating Activities

Net cash provided by operating activities consists of net income (loss) adjusted for certain non-cash items and changes in other assets and liabilities.

During 2024, net cash provided by operating activities of $91.5 million was primarily the result of net income of $2.9 million adjusted for non-cash expenses of $72.2 million, which primarily consisted of stock-based compensation expense of $64.9 million and depreciation and amortization of $17.4 million, and the benefit of changes in operating assets and liabilities, net of acquisitions of $16.4 million.

During 2023, net cash provided by operating activities of $80.6 million was primarily the result of net loss of $8.6 million adjusted for non-cash expenses of $62.4 million, which primarily consisted of stock-based compensation expense of$43.7 million and depreciation and amortization of $15.8 million, and the benefit of changes in operating assets and liabilities, net of acquisitions of $26.8 million.

During 2022, net cash provided by operating activities of $5.4 million was primarily the result of net loss of $39.3 million adjusted for noncash expenses of $40.3 million, which primarily include stock-based compensation expense of $30.3 million, depreciation and amortization of $12.3 million and amortization of contract costs of $1.8 million, offset by change in fair value of contingent consideration of $(2.8) million and deferred tax benefit of $(1.7) million, benefited by changes in operating assets and liabilities, net of acquisitions of $4.4 million.

Net cash provided by operating activities was $91.5 million during the year ended December 31, 2024, compared to $80.6 million during the year ended December 31, 2023. The increase of $10.8 million in our net cash provided by operating activities was primarily related to a net increase in our operating assets and liabilities, net of acquisitions of $16.4 million during the year ended December 31, 2024, compared to a net increase of $26.8 million during the year ended December 31, 2023. This increase was driven by an increase in funds receivable from payment partners of $74.8 million, as a result of the timing of collections from our partners in the applicable period, partially offset by a decrease in funds payable to clients of $79.7 million compared to the prior year as a result of the timing of payments to our clients in the applicable period. The timing of collections from our partners will vary from period to period based on when our clients’ customer payment for a particular transaction is made, as well as the customer’s payment method which impacts the timing of settlement of the payment. The timing of payments to our clients will vary from period to period based on when our client’s customer payment for a particular transaction is made and when we are contractually required to remit such payment to our client. This net increase in cash provided by operating activities was also impacted by our operating cash flows from our net income (after adjustments for an increase in non-cash expenses of $9.9 million) which increased by $21.3 million for the year ended December 31, 2024, compared to the prior period, reflective of the growth in transaction payment volumes, from both our existing clients and new clients, an increase in interest income as a result of our higher cash balances and higher market interest rates, offset by increases in our costs and operating expenses, the largest of which was our payment processing services costs and an increase in losses from the remeasurement of foreign currency due to foreign currency intercompany loans and impact of fluctuations in exchange rates during respective remeasurement periods.

Net cash provided by operating activities was $80.6 million during the year ended December 31, 2023, compared to $5.4 million during the year ended December 31, 2022. The increase of $75.2 million in our net cash provided by operating activities was primarily related to a net increase in our operating assets and liabilities, net of acquisitions of $26.8 million during the year ended December 31, 2023, compared to a net increase of $4.4 million during the year ended December 31, 2022. This increase was driven by an increase in funds payable to clients of $37.7 million compared to the prior year primarily as a result of the timing of payments to our clients in the applicable period, partially offset by a decrease in funds receivable from payment partners of $20.1 million, as a result of the timing of collections from our partners in the applicable period. The timing of payments to our clients will vary from period to period based on when our client’s customer payment for a particular transaction is made and when we are contractually required to remit such payment to our client. The timing of collections from our partners will vary from period to period based on when our clients’ customer payment for a particular transaction is made, as well as the customer’s payment method which impacts the timing of settlement of the payment. This net increase in cash provided by operating activities was also impacted by our operating cash flows from our net loss (after adjustments for an increase in non-cash expenses of $22.0 million) which increased by $52.8 million for the year ended December 31, 2023, compared to the prior period, reflective of the growth in transaction payment volumes, from both our existing clients and new clients, an increase in gains from the remeasurement of foreign currency due to foreign currency intercompany loans and impact of fluctuations in exchange rates during respective remeasurement periods and an increase in interest income as a result of our higher cash balances and higher market interest rates, offset by increases in our costs and operating expenses, the largest of which was our payment processing services costs.

Investing Activities

During 2024, cash used in investing activities of $215.8 million was primarily the result of purchase of short-term and long-term investments for $193.9 million, our acquisition of Invoiced for a purchase consideration of $45.2 million, net of cash acquired and capitalization of internally developed software costs of $5.3 million, offset primarily by the proceeds from the maturity and sale of short and long-term investments of $29.6 million.

During 2023, cash used in investing activities of $38.8 million was the result of our acquisition of StudyLink for a purchase consideration of $32.8 million, net of cash acquired, capitalization of internally developed software costs of $5.0million and purchase of property and equipment for $1.0 million.

During 2022, cash used in investing activities of $24.7 million was primarily the result of our acquisition of Cohort Go for a purchase consideration of $17.1 million, capitalization of internally developed software costs of $5.7 million and purchase of property and equipment for $1.4 million.

Financing Activities

During 2024, cash used in financing activities of $37.6 million was primarily driven by common stock repurchase of $43.7 million, offset primarily by proceeds from the exercise of stock options of $5.6 million and proceeds from the issuance of stock under the ESPP of $3.1 million.

During 2023, cash provided by financing activities of $263.4 million was driven by the proceeds from issuance of common stock in our Primary Offering of $261.1 million, proceeds from the exercise of stock options of $10.4million and proceeds from the issuance of stock under the ESPP of $2.7 million, offset by payments of tax withholdings for net settled option exercises of $8.5 million, payments for contingent consideration of $1.2 million and payments of costs related to the Primary Offering of $1.1 million.

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

As of December 31, 2024 and 2023, there was no outstanding indebtedness under the 2024 Revolving Credit Facility and the 2021 Revolving Credit Facility.

Critical Accounting Policies

Our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated, and reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 1 - Business Overview and Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We believe that the following critical accounting policies are most important to the judgments and estimates used in the preparation of our consolidated financial statements.

Intangible Assets, net

Intangible assets consist of acquired developed technology, acquired relationships and trade names and associated trademarks. Intangible assets are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired, and reported net of accumulated amortization, separately from goodwill.

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

Software Developed for Internal-Use

We capitalize costs incurred in the development of internal-use software during the application development stage including third-party consulting costs and compensation expenses related to FlyMates who devote time to the development of the projects. We also capitalize costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Once the additional functionality is available for general use, capitalization ceases and the asset begins being amortized.

We evaluate the useful lives of internal-use software whenever changes in circumstances occur that could impact the recoverability of these assets. Unforeseen circumstances in software development, such as a significant change in the manner in which the software is intended to be used, obsolescence or a significant reduction in revenues due to attrition, could require us to implement alternative plans with respect to a particular effort, which could result in the impairment of previously capitalized software development costs.

Contingent Consideration

Contingent consideration in business combinations is recognized at fair value on the acquisition date.

In connection with the acquisition of Invoiced, we entered into an agreement to make certain earn-out payments based on Invoiced's achievement of certain targets related to revenue, cross-selling, product and security and IT milestones established through a period ending December 31, 2025. The fair value of the contingent consideration related to the revenue milestones was determined using an option pricing model and the fair value of the contingent consideration related to the cross-selling, product and security and IT milestones was determined using a scenario-based method that reflect our expectation about the probability of payment based on facts and circumstances that existed at the acquisition closing date. The option pricing model includes significant unobservable inputs such as probability of achieving earn-out revenue thresholds and discount rates. The scenario-based method includes significant unobservable inputs such as the probability of achieving earn-out targets and discount rates. Increases or decreases in any of the probabilities of success in which the revenue, cross-selling, product and security and IT milestones are expected to be achieved would result in higher or lower fair value measurement, respectively. Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively.

In connection with the acquisition of StudyLink, we entered into an agreement to make certain earn-out payments based on StudyLink's achievement of revenue, volume, cross-selling and engineering implementation milestones established through a period ending December 31, 2025. The fair value of the contingent consideration related to the revenue milestone was determined using an option pricing model and the fair value of the contingent consideration related to the volume of money movement, cross-selling and engineering implementation milestones was determined using a scenario-based method that reflect our expectation about the probability of payment based on facts and circumstances that existed at the acquisition closing date. The option pricing model includes significant unobservable inputs such as probability of achieving earn-out revenue thresholds and discount rates. The scenario-based method includes significant unobservable inputs such as the probability of achieving earn-out targets and discount rates. Increases or decreases in any of the probabilities of success in which the revenue, volume, cross-selling and the engineering implementation milestones are expected to be achieved would result in higher or lower fair value measurement, respectively. Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively.

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

Subsequent to the acquisition date, at each reporting date, the contingent consideration is remeasured and changes in the fair value resulting from a change in the underlying inputs are recognized in general and administrative expense in the consolidated statements of operations and comprehensive loss until the contingent consideration is settled. The maximum amount we would be required to pay related to the Invoiced acquisition is $7.5 million. The maximum amount we would be required to pay related to the StudyLink acquisition is $3.9 million. During the year ended December 31, 2024, we made a payment of contingent consideration of $1.1 million based on Invoiced's successful and timely achievement of the contracted milestones. During the year ended December 31, 2023, we made the final Cohort Go payment of contingent consideration of $1.7 million, in the form of cash, based on Cohort Go's successful and timely achievement of the contracted milestones. No additional contingent consideration is due or payable with respect to the Cohort Go acquisition. The fair value of the contingent consideration at December 31, 2024 and 2023 was $5.1 million and $2.9 million, respectively.

Revenue Recognition

We derive revenue from transactions and platform and other revenues.

Transaction Revenue

Our transaction revenue is derived from fees charged for payment processing services provided to educational institutions, healthcare entities and other commercial entities, which is comprised of processing domestic and cross-border transactions. Our services relate to facilitating payments from individuals, such as students and patients, and organizations to clients. Fees charged for payment processing services consists of a rate applied to the monetary value of the payment and can vary based on the payment method, currency pair conversion the transaction is settling in, as well as the geographic region in which the client and the client’s customer resides. Fees received are recorded as revenue in the consolidated statements of operations and comprehensive loss upon completion of the payment processing transaction. We do not recognize the underlying amount of the transaction being settled between client and client’s customer, as revenue or cost of revenue in the consolidated statements of operations and comprehensive loss, as we are not the responsible party for fulfilling the obligation between the client and client’s customer. Therefore, revenue is only recognized for the fee for which we are entitled for processing the payment.

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

Platform and Other Revenues

Our platform and other revenues primarily include (i) fees earned for the utilization of the Company's platforms to optimize cash collections and student application processing, which include revenue earned from software subscription fees and usage-based fees, (ii) fees for the establishment of payment plans on the Company's payment platform, (iii) fees related to printing, mailing, and other services which are ancillary to the solutions the Company provides to its clients, (iv) commissions from insurance providers when an end-user purchases an insurance policy, and (v) revenue from interest earned on funds held for customers in interest-bearing accounts. Platform and other revenues has been referred to as platform and usage-based fee revenue in prior filings.

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

Recent Accounting Pronouncements

See Note 1 - Business Overview and Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for accounting pronouncements adopted and accounting pronouncements not yet adopted as of December 31, 2024.

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

Interest Rate Risk

We are exposed to interest rate risk relating to our cash and cash equivalents and available-for-sale debt securities. We hold cash in both non-interest and interest-bearing bank accounts. Our corporate investment portfolio consists primarily of money market funds, which are AAA-rated and comprised of liquid, high quality debt securities issued by the U.S. government, and investments in available-for-sale corporate bonds, U.S. government obligations, treasury bill, foreign agency securities, commercial paper, agency bond and asset-backed debt securities.

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

As of December 31, 2024 and 2023, there was no outstanding indebtedness under the 2024 Revolving Credit Facility and 2021 Revolving Credit Facility.

An immediate 10% increase or decrease in interest rates on either our cash and cash equivalents and available-for-sale debt securities or our 2024 Revolving Credit Facility would not have a material effect on our financial position, results of operations or cash flows.

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

Our cash flows and operating results may also be impacted by fluctuations in foreign currency exchange rates between the U.S. Dollar and various currencies, in particular the British Pound. The value of our revenue and profits in local currencies may be worth more or less in U.S. Dollars due to a strengthening or weakening, respectively, of those currencies against the U.S. Dollar. For example, as the U.S. Dollar weakened against several currencies, including the

British Pound, relative to the prior year, these foreign exchange impacts increased our reported revenue in U.S. Dollars by approximately $2.3 million compared to the prior year on a constant currency basis.

Fluctuations in foreign currency exchange rates may also impact the value of assets and liabilities denominated in currencies other than the functional currencies of our entities. Our reporting currency and the functional currency of our subsidiaries, with the exception of our U.K. and Australian subsidiaries, is the U.S. Dollar. The functional currency for our U.K. and Australian subsidiaries is the local currency, or British Pound and Australian Dollar, respectively. Financial statements of our foreign subsidiaries are translated from local currency into U.S. Dollars using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates in effect during the period for revenue and expenses. Resulting translation adjustments are included as a component of accumulated other comprehensive (loss) income in our consolidated balance sheets. Gains and losses from the remeasurement of foreign currencies into functional currencies are recognized in the consolidated statements of operations and comprehensive loss. A potential change in foreign exchange rates of 10% from such remeasurement would have impacted income (loss) before income taxes by approximately $24.7 million and $19.9 million for the years ended December 31, 2024 and 2023, respectively.

Inflation Risk

Inflation did not have a material effect on our cash flows and results of operations during the year ended December 31, 2024. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increase in prices of our product offerings.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Flywire Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Flywire Corporation and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Invoiced Inc. (“Invoiced”) from its assessment of internal control over financial reporting as of December 31, 2024, because it was acquired by the Company in a purchase business combination during 2024. We have also excluded Invoiced from our audit of internal control over financial reporting. Invoiced is a wholly-owned subsidiary whose total assets and revenue excluded from management’s assessment and our audit of internal control over financial reporting represent less than 1% of each of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Transaction Revenue for Cross-Border Transactions

As described in Notes 1 and 2 to the consolidated financial statements, the Company’s transaction revenue relates to fees charged for payment processing services provided to educational institutions, healthcare entities and other commercial entities (each a client), which is comprised of processing domestic and cross-border transactions. Total transaction revenue for the year ended December 31, 2024 was $410.3 million, of which a significant portion related to cross-border transactions. Revenue is recognized when a customer obtains control of the promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

The principal considerations for our determination that performing procedures relating to recognition of transaction revenue for cross-border transactions is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition for cross-border transactions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognition, including controls over revenue transactions recognized as cross-border transactions. These procedures also included, among others (i) testing revenue recognized for a sample of cross-border revenue transactions by obtaining and inspecting source documents, such as client contracts, cash receipts and cash payments; (ii) testing the revenue recognized for a sample of cross-border revenue transactions near period end by obtaining and inspecting source documents, such as bank statements; and (iii) confirming a sample of balances receivable from third party payment providers outstanding as of December 31, 2024.

Acquisition of Invoiced Inc. – Valuation of Acquired Relationships and Developed Technology

As described in Notes 1 and 9 to the consolidated financial statements, on August 2, 2024, the Company acquired all of the issued and outstanding shares of Invoiced for estimated total purchase consideration, net of cash acquired, of $51.7 million. Of the acquired intangible assets, $18.6 million of acquired relationships and $7.1 million of developed technology were recorded. Management estimates the fair value of acquired relationships under the income approach using the multi-period excess earnings method and estimates the fair value of acquired developed technology under the income approach using the relief-from-royalty method. Determining the fair value of assets acquired is judgmental in nature and can involve the use of significant estimates and assumptions. Fair value determinations are based on, among other factors, estimates of future expected cash flows, revenue growth rates, royalty rates, operating margins and appropriate discount rates used in computing present values.

The principal considerations for our determination that performing procedures relating to the valuation of the acquired relationships and developed technology acquired in the acquisition of Invoiced is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the acquired relationships and developed technology acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates and discount rates for the acquired relationships and developed technology assets acquired; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the acquired relationships and developed technology acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the acquired relationships and developed technology acquired; (iii) evaluating the appropriateness of the multi-period excess earnings and relief from royalty methods used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings and relief from royalty methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates and discount rates for the acquired relationships and developed technology. Evaluating management’s assumptions related to revenue growth rates involved considering (i) the current and past performance of the Invoiced business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings and relief from royalty methods used by management and (ii) the reasonableness of the discount rate assumptions for the acquired relationships and developed technology.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 25, 2025

We have served as the Company’s auditor since 2019.

FLYWIRE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value per share and share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$495,242	$654,608
Short-term investments	115,848	—
Accounts receivable, net of allowance of $410 and $507, respectively	23,703	18,215
Unbilled receivables, net of allowance of $36 and $27, respectively	15,453	10,689
Funds receivable from payment partners	90,110	113,945
Prepaid expenses and other current assets	22,528	18,227
Total current assets	762,884	815,684
Long-term investments	50,125	—
Property and equipment, net	17,160	15,134
Intangible assets, net	118,684	108,178
Goodwill	149,558	121,646
Other assets	24,035	19,089
Total assets	$1,122,446	$1,079,731
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,353	$12,587
Funds payable to clients	217,788	210,922
Accrued expenses and other current liabilities	49,297	43,315
Deferred revenue	7,337	6,968
Total current liabilities	289,775	273,792
Deferred tax liabilities	12,643	15,391
Other liabilities	5,261	4,431
Total liabilities	307,679	293,614
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2024 and 2023; and no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Voting common stock, $0.0001 par value; 2,000,000,000 shares authorized as of December 31, 2024 and 2023; 126,853,852 shares issued and 122,182,878 shares outstanding as of December 31, 2024; 123,010,207 shares issued and 120,695,162 shares outstanding as of December 31, 2023	13	11
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2024 and 2023; 1,873,320 shares issued and outstanding as of December 31, 2024 and 2023	—	1
Treasury voting common stock, 4,670,974 and 2,315,045 shares as of December 31, 2024 and 2023, respectively, held at cost	(46,268)	(747)
Additional paid-in capital	1,033,958	959,302
Accumulated other comprehensive (loss) income	(2,066)	1,320
Accumulated deficit	(170,870)	(173,770)
Total stockholders’ equity	814,767	786,117
Total liabilities and stockholders’ equity	$1,122,446	$1,079,731

The accompanying notes are an integral part of these consolidated financial statements.

FLYWIRE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$492,144	$403,094	$289,375
Costs and operating expenses:
Payment processing services costs	177,490	147,339	107,933
Technology and development	66,636	62,028	50,257
Selling and marketing	129,435	107,621	78,456
General and administrative	125,838	107,624	82,949
Total costs and operating expenses	499,399	424,612	319,595
Loss from operations	$(7,255)	$(21,518)	$(30,220)
Other income (expense):
Interest expense	(538)	(372)	(1,211)
Interest income	21,440	13,349	3,244
(Loss) gain from remeasurement of foreign currency	(11,787)	4,189	(9,172)
Total other income (expense), net	9,115	17,166	(7,139)
Income (loss) before (benefit from) provision for income taxes	1,860	(4,352)	(37,359)
(Benefit from) provision for income taxes	(1,040)	4,214	1,988
Net income (loss)	$2,900	$(8,566)	$(39,347)
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,594)	3,232	(1,513)
Unrealized gains on available-for-sale debt securities, net of taxes	208	—	—
Total other comprehensive (loss) income	(3,386)	3,232	(1,513)
Comprehensive loss	$(486)	$(5,334)	$(40,860)
Net income (loss) attributable to common stockholders – basic and diluted	$2,900	$(8,566)	$(39,347)
Net income (loss) per share attributable to common stockholders – basic	$0.02	$(0.07)	$(0.36)
Net income (loss) per share attributable to common stockholders – diluted	$0.02	$(0.07)	$(0.36)
Weighted average common shares outstanding – basic	124,269,820	114,828,494	107,935,514
Weighted average common shares outstanding – diluted	129,339,462	114,828,494	107,935,514

The accompanying notes are an integral part of these consolidated financial statements.

FLYWIRE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

	Voting Common Stock		Non-Voting Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at December 31, 2021	102,771,899	$10	5,988,378	1	(2,317,722)	$(748)	$609,194	$(399)	$(125,857)	$482,201
Issuance of common stock upon exercise of stock options, net of tax withheld	2,507,070	—	—	—	—	—	4,745	—	—	4,745
Conversion of non-voting common stock to voting common stock	4,115,058	—	(4,115,058)	—	—	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	111,549	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	84,812	—	—	—	—	—	1,271	—	—	1,271
Issuance of common stock as consideration for acquisition	200,314	—	—	—	—	—	4,287	—	—	4,287
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,513)	—	(1,513)
Stock-based compensation	—	—	—	—	—	—	30,259	—	—	30,259
Net loss	—	—	—	—	—	—	—	—	(39,347)	(39,347)
Balances at December 31, 2022	109,790,702	$10	1,873,320	$1	(2,317,722)	$(748)	$649,756	$(1,912)	$(165,204)	$481,903

Issuance of common stock in connection with public offering, net of underwriter discounts and commissions	8,500,000	1	—	—	—	—	261,119	—	—	261,120
Costs incurred in connection with public offering	—	—	—	—	—	—	(1,062)	—	—	(1,062)
Issuance of treasury stock under equity incentive plans	—	—	—	—	2,677	1	(1)	—	—	—
Issuance of common stock upon exercise of stock options, net of tax withheld	3,339,587	—	—	—	—	—	1,877	—	—	1,877
Issuance of common stock upon settlement of restricted stock units	1,192,362	—	—	—	—	—	—	—	—	—
Issuance of common stock for retention bonus	42,498	—	—	—	—	—	1,196	—	—	1,196
Issuance of common stock under employee stock purchase plan	145,058	—	—	—	—	—	2,691	—	—	2,691
Foreign currency translation adjustment	—	—	—	—	—	—	—	3,232	—	3,232
Stock-based compensation	—	—	—	—	—	—	43,726	—	—	43,726
Net loss	—	—	—	—	—	—	—	—	(8,566)	(8,566)
Balances at December 31, 2023	123,010,207	$11	1,873,320	$1	(2,315,045)	$(747)	$959,302	$1,320	$(173,770)	$786,117
Issuance of common stock upon exercise of stock options, net of tax withheld	1,799,325	2	—	—	—	—	5,613	—	—	5,614
Issuance of common stock upon settlement of restricted stock units, net of tax withheld	1,794,743	—	—	—	—	—	(798)	—	—	(798)
Issuance of common stock under employee stock purchase plan	193,413	—	—	—	—	—	3,108	—	—	3,108
Issuance of common stock for retention bonus	56,164	—	—	—	—	—	324	—	—	324
Common stock repurchased	—	—	—	—	(2,386,856)	(45,564)	—	—	—	(45,564)
Issuance of treasury stock under equity incentive plans	—	—	—	—	30,927	43	(43)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,594)	—	(3,594)
Unrealized gains on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	208	—	208
Stock-based compensation	—	—	—	—	—	—	66,452	—	—	66,452
Net income	—	—	—	—	—	—	—	—	2,900	2,900
Balances at December 31, 2024	126,853,852	13	1,873,320	—	(4,670,974)	(46,268)	1,033,958	(2,066)	(170,870)	814,767

* All dollar amounts are rounded and as a result, certain amounts may not recalculate using the rounded amounts provided.

The accompanying notes are an integral part of these consolidated financial statements.

FLYWIRE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,900	$(8,566)	$(39,347)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,363	15,764	12,304
Stock-based compensation expense	64,933	43,726	30,259
Amortization of deferred contract costs	972	1,789	1,799
Change in fair value of contingent consideration	(978)	380	(2,805)
Deferred tax (benefit) provision	(8,794)	72	(1,708)
Provision for uncollectible accounts	(83)	326	152
Non-cash interest income	(1,435)	—	—
Non-cash interest expense	230	298	348
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,292)	(2,082)	(323)
Unbilled receivables	(4,764)	(5,394)	(1,928)
Funds receivable from payment partners	23,835	(50,975)	(30,917)
Prepaid expenses, other current assets and other assets	(5,322)	(4,279)	(11,318)
Funds payable to clients	6,867	86,616	48,932
Accounts payable, accrued expenses and other current liabilities	3,302	5,548	6,761
Contingent consideration	(93)	(467)	(4,510)
Other liabilities	(1,543)	(1,260)	(1,872)
Deferred revenue	(630)	(871)	(400)
Net cash provided by operating activities	91,468	80,625	5,427
Cash flows from investing activities:
Purchase of short-term and long-term investments	(193,927)	—	—
Proceeds from the maturity and sale of short-term and long-term investments	29,598	—	—
Capitalization of internally developed software	(5,317)	(5,004)	(5,717)
Purchases of property and equipment	(924)	(1,009)	(1,353)
Acquisitions of businesses, net of cash acquired	(45,230)	(32,764)	(17,140)
Contingent consideration paid for acquisitions	—	—	(453)
Net cash used in investing activities	(215,800)	(38,777)	(24,663)
Cash flows from financing activities:
Proceeds from issuance of common stock under public offering, net of underwriting discount and commissions	—	261,119	—
Payments of costs related to public offering	—	(1,062)	—
Repayment of long-term debt	—	—	(25,939)
Contingent consideration paid for acquisitions	(1,032)	(1,207)	(3,701)
Payment of long-term debt issuance costs	(783)	—	—
Payments of tax withholdings for net settled option exercises	(797)	(8,483)	(2,564)
Proceeds from the issuance of stock under Employee Stock Purchase Plan	3,108	2,691	1,271
Proceeds from exercise of stock options	5,613	10,360	6,963
Common stock repurchased	(43,740)	—	—
Net cash (used in) provided by financing activities	(37,631)	263,418	(23,970)
Effect of exchange rates changes on cash and cash equivalents	2,597	(1,835)	5,023
Net (decrease) increase in cash, cash equivalents and restricted cash	(159,366)	303,431	(38,183)
Cash, cash equivalents and restricted cash, beginning of year	$654,608	$351,177	$389,360
Cash, cash equivalents and restricted cash, end of year	$495,242	$654,608	$351,177

The accompanying notes are an integral part of these consolidated financial statements.

FLYWIRE CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosures of cash flow and noncash information
Cash paid during the period for interest	—	—	770
Issuance of common stock for acquisition	—	—	4,287
Accrued excise tax related to common stock repurchase	451	—	—
Purchase of property and equipment in accounts payable	16	14	36
Capitalized stock-based compensation expense	1,519	—	—
Issuance of common stock for retention bonus	324	1,196	—
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$495,242	$654,608	$349,177
Restricted cash	—	—	2,000
Cash, cash equivalents and restricted cash	$495,242	$654,608	$351,177

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

2023 Follow-On Public Offering

On August 9, 2023, the Company entered into an Underwriting Agreement with Goldman Sachs & Co. LLC, as representative of the several Underwriters, in connection with the offer and sale of 8,000,000 shares of voting common stock, at a price to the public of $32.00 per share. In addition, pursuant to the terms of the Underwriting Agreement, the Company granted the Option to purchase up to 1,200,000 additional shares of voting common stock.

The Primary Offering closed on August 14, 2023 and on September 12, 2023, the Underwriters exercised the Option in part and purchased an additional 500,000 shares of voting common stock at a price to the public of $32.00 per share. The Company received $260.1 million in net proceeds from the Public Offering, after deducting underwriting discounts and commissions of $10.9 million and other offering costs of $1.1 million.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). Intercompany accounts and transactions have been eliminated upon consolidation.

Segment Information

The Company has a single operating and reportable segment. See Note 3 - Segment Information for additional details regarding the Company's significant segment expenses.

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

Impact of Inflation

Inflation did not have a material effect on the Company's cash flows and results of operations during the year ended December 31, 2024.

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

To manage credit risk related to accounts receivable and unbilled receivables, the Company maintains an allowance for credit losses. The allowance is determined by applying a loss-rate method based on an aging schedule using the Company's historical loss rate. The Company also considers reasonable and supportable current and forecasted information in determining its estimated loss rates, such as external forecasts, macroeconomic trends, or other factors that are associated with the credit quality of the Company’s customer base. The Company did not experience any material credit losses during the years ended December 31, 2024, 2023 and 2022.

Accounts receivable are derived from revenue earned from clients located in the U.S. and internationally. Significant clients are those that represent 10% or more of accounts receivable, net. As of December 31, 2024 and 2023, there was no client that represented 10% or more of accounts receivable, net.

Funds receivable from payment partners consist primarily of cash held by the Company’s global payment processing partners that have not yet been remitted to the Company. Significant partners are those that represent 10% or more of funds receivable from payment partners as set forth in the following table:

	December 31,
	2024	2023
Partner A	19%	14%
Partner B	11%	15%
Partner C	*	13%
Partner D	*	11%
Partner E	28%	20%

* Less than 10% of total balance.

During the years ended December 31, 2024, 2023 and 2022, no client accounted for 10% or more of total revenue.

Summary of Significant Accounting Policies

Cash Equivalents and Restricted Cash

Cash equivalents consist of short-term, highly liquid investments with stated maturities of three months or less from the date of purchase. Our cash equivalents include money market funds, which are AAA-rated and comprised of liquid, high-quality debt securities issued by the U.S. government.

Restricted cash consists of amounts required to be maintained to cover certain banks’ or clients’ credit risk exposure related to facilitating payments for the Company. The Company did not have any restricted cash as of December 31, 2024 and 2023.

Investments

During the year ended December 31, 2024, the Company began investing in a diversified portfolio of highly rated marketable debt securities, all of which are classified as available-for-sale. Available-for-sale debt securities with remaining maturities of greater than three months but less than one year and those identified by management at the time of purchase to be used to fund operations within one year are classified as short-term. All other available-for-sale securities are classified as long-term. Available-for-sale debt securities with readily determinable market values are recorded at fair value, and unrealized holding gains and temporary losses are recorded as a component of accumulated other comprehensive (loss) income, net of related estimated tax.

The Company evaluates its available-for-sale debt securities for other-than-temporary impairment on a quarterly basis. When a decline in fair value is determined to be other-than-temporary, the cost of the investment is adjusted to fair value by recording a loss on investments in the consolidated statements of operations and comprehensive loss. Gains and losses on investments are calculated on the basis of specific identification. The Company reviews several factors to determine whether a loss is other-than-temporary, such as the length and extent of the fair value decline, the financial condition and near-term prospects of the issuer, market conditions and trends and whether the Company has the intent to sell or will more likely than not be required to sell before the securities' anticipated recovery, which may be at maturity.

Allowance for Credit Losses

Accounts receivable represent client obligations that are unconditional. The Company’s accounts receivable do not bear interest and generally does not require collateral or other security to support related receivables. Unbilled receivables represent the Company's unconditional right to payment. Accounts receivable and unbilled receivables are presented net of an estimated allowance for credit losses for amounts that may not be collectible over the estimated life of the assets.

The allowance for credit losses is determined by applying a loss-rate method based on an aging schedule using the Company's historical loss rates. The Company also considers reasonable and supportable current and forecasted information in determining its estimated loss rates, such as external forecasts, macroeconomic trends, or other factors that are associated with the credit quality of the Company’s customer base. The adequacy of the allowance for credit losses is evaluated on a regular basis. Account balances are written off after all means of collection are exhausted and the balance is deemed uncollectible. Subsequent recoveries, if any, are credited to the allowance. Adjustments to the allowance for credit losses are recorded within general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Property and Equipment, net

Property and equipment consist primarily of computer equipment and software, internal-use software, furniture and fixtures and leasehold improvements. Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which is between three to five years for computer equipment and software, five years for internal-use software, three years for furniture and fixtures, and the lesser of the useful life or remaining non-cancelable term of the lease for leasehold improvements. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation are removed from the consolidated balance sheets and the resulting gain or loss is reflected in income (loss) from operations in the consolidated statements of operations and comprehensive loss.

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

Intangible Assets, net

Intangible assets consist of acquired developed technology, acquired relationships and trade names and associated trademarks. Intangible assets are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired, and reported net of accumulated amortization, separately from goodwill.

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

Software Developed for Internal-Use

The Company capitalizes costs related to internal-use software during the application development stage including third-party consulting costs and compensation expenses related to FlyMates who devote time to the development of the projects. The Company records software development costs in property and equipment. Costs incurred in the preliminary stages of development activities and post implementation activities are expensed in the period incurred and are included in technology and development expense in the consolidated statements of operations and comprehensive loss. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Once the additional functionality is available for general use, capitalization ceases and the asset begins being amortized. The Company periodically assesses whether triggering events are present to review the useful lives of internal-use software. Unforeseen circumstances in software development, such as a significant change in the manner in which the software is intended to be used, obsolescence or a significant reduction in revenues due to attrition, could require us to implement alternative plans with respect to a particular effort, which could result in the impairment of previously capitalized software development costs. Software developed for internal-use is amortized straight-line over its estimated useful life of five years.

Goodwill

The Company tests goodwill for impairment on an annual basis on the first day of the fourth quarter or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company’s goodwill impairment test is performed at the enterprise level given it is the sole reporting unit. Events that could indicate goodwill impairment and trigger an interim impairment assessment include, but are not limited to, market conditions, economic conditions, entity-specific financial performance and other events such as significant adverse change in legal factors, business climate, operational performance of the business or key personnel, and an adverse action or assessment by a regulator. Goodwill is tested for impairment by first performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value, including goodwill. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The fair value of the reporting unit is estimated using a combination of income and market approaches. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. The market approach uses comparable company prices and other relevant information generated by market transactions (either publicly traded entities or mergers and acquisitions) to develop pricing metrics to be applied to historical and expected future operating results of the reporting unit. Failure to achieve these expected results, changes in the discount rate or market pricing metrics, may cause a future impairment of goodwill. There were no impairments of goodwill during any of the periods presented.

Leases

The Company recognizes leases on its consolidated balance sheets as right-of-use (ROU) assets and lease liabilities. ROU assets represent the Company's right to use underlying assets for the lease terms and lease liabilities represent obligations to make lease payments arising from the leases. ROU assets are included in Other assets and lease liabilities are included in Other liabilities. Lease classification is determined at commencement date. All of the Company's leases are accounted for as operating leases. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. As the implicit rate of the leases is not determinable, the Company uses its incremental borrowing rate in determining the present value of the lease payments. ROU assets are adjusted for deferred rent and any lease incentives. Variable lease payments for maintenance, property taxes and other operating expenses are recognized as expense in the period in which the obligation for the payment is incurred. The Company elected not to separate lease and non-lease components, as well as the short-term lease recognition exemption and will not recognize ROU assets or lease liabilities for leases with a term less than 12 months. The operating lease expense associated with operating leases is recognized as a single lease cost on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

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

The Company accounts for business acquisitions using the acquisition method of accounting. In accordance with this method, assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. The fair value of the consideration paid, including contingent consideration, is assigned to the assets acquired and liabilities assumed based on their respective fair values. Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed. Contract assets and contract liabilities acquired in a business combination are recognized and measured as if the acquirer entered into the original contract at the same time and same date as the acquiree in accordance with Topic 606.

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

The fair value of the contingent consideration in the Company's consolidated balance sheets was determined using either an option pricing model that reflects the Company’s expectations about the probability of payment based on facts and circumstances that existed at the acquisition closing date or a scenario-based method formed on the likelihoods of achieving each of the milestones. See Note 5 - Fair Value Measurements for inputs used to fair value contingent consideration.

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

Foreign Currency Translation and Transactions

The Company’s reporting currency is the U.S. Dollar. The financial statements of the Company’s foreign subsidiaries are translated from local currency into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities, and the average exchange rate in effect during the period for revenue and expenses. The functional currency of the Company and its subsidiaries, with the exception of its U.K. and Australian subsidiaries, is the U.S. Dollar. The functional currency for the U.K. and the Australian subsidiaries is considered to be the local currency and, accordingly, translation adjustments for these entities are included as a component of accumulated other comprehensive (loss) income in the Company’s consolidated balance sheets. Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as in the consolidated statements of operations and comprehensive loss.

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

The Company derives revenue primarily from transactions and platform and other revenues.

Transaction Revenue - relates to fees charged for payment processing services provided to educational institutions, healthcare entities and other commercial entities (each a client), which is comprised of processing domestic and cross-border transactions. The Company’s services relate to facilitating payments from individuals, such as students and patients, and organizations (client’s customer) to clients. Fees charged for payment processing services consist of a rate applied to the monetary value of the payment and can vary based on the currency pair conversion the transaction is settling in, as well as the geographic region in which the client and the client’s customer resides. Fees received are recorded as revenue in the consolidated statements of operations and comprehensive loss upon completion of the payment processing transaction. The Company does not recognize the underlying amount of the transaction being settled between the client and the client’s customer as revenue in the consolidated statements of operations and comprehensive loss, as the Company is not the responsible party for fulfilling the obligation between the client and the client’s customer. Therefore, revenue is only recognized for the fee to which the Company is entitled for processing the payment.

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

Platform and other revenues - primarily includes (i) fees earned for the utilization of the Company's platforms to optimize cash collections and student application processing, which include revenue earned from software subscription fees and usage-based fees, (ii) fees for the establishment of payment plans on the Company's payment platform, (iii) fees related to printing, mailing, and other services which are ancillary to the solutions the Company provides to its clients, (iv) commissions from insurance providers when an end-user purchases an insurance policy, and (v) revenue from interest earned on funds held for customers in interest-bearing accounts. Platform and other revenues has been referred to as platform and usage-based fee revenue in prior filings.

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

Payment Terms

The Company’s payment terms vary by type of client, client’s customers and services offered and ranges between one and 60 days. Typically, the Company charges either a fixed fee, a fixed fee per transaction or percentage of transaction value or a combination of both.

The Company does not assess whether a significant financing component exists if the period between performance obligations under the contract and payment is one year or less. None of the Company’s contracts contain a significant financing component as of December 31, 2024, 2023 and 2022.

Other Revenue Recognition Policies

The Company incurs costs in processing payments which may include banking, credit card processing, foreign currency translation, partner fees, printing and mailing fees. These fees are direct costs of the Company in providing payment processing services. Since the Company controls the related payment processing service, it is responsible for completing the payment, bears primary responsibility for the fulfillment of the payment service, and it has full discretion in determining the fee charged, the Company is acting as a principal. As such, the Company recognizes fees charged to its clients on a gross basis.

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

Payment Processing Services Costs

Payment processing services costs consist of costs incurred to process payment transactions which include banking and credit card processing fees, foreign currency translation costs, partner fees, personnel-related expenses for our FlyMates who facilitate these payments and personnel related expenses to our FlyMates who provide implementation services to the Company’s clients.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expenses in the consolidated statements of operations and comprehensive loss. Advertising expenses were $7.5 million, $6.6 million and $4.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Stock-Based Compensation

The Company recognizes compensation cost for all stock-based compensation awards made to employees, net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

The Company determines compensation expense associated with restricted stock units based on the fair value of the Company's common stock on the date of the grant.

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

The expected volatility is estimated based on the historical volatility of the Company’s common stock. However, since the Company’s initial public offering occurred in 2021, the Company lacked sufficient Company-specific historical and implied volatility information for its stock options granted in 2022; therefore, the Company estimated its expected stock volatility based on the historical volatility of publicly traded peer companies.

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

Compensation expense is recognized using a straight-line amortization method over the requisite service period of the award, which is generally the vesting term of four years for stock options, one to four years for restricted stock units and the offering period of 6 months for ESPP. The Company has elected to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. The expected forfeiture rate is estimated based on historical experience, which was determined to be 5% for the year ending December 31, 2024.

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

Comprehensive Loss

Comprehensive loss includes net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The comprehensive loss for the Company equals its net income (loss) plus changes in foreign currency translation and unrealized gains (losses) on available-for-sale debt securities, net of taxes for all periods presented.

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

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported net income attributable to common stockholders for the year ended December 31, 2024. The Company reported net loss attributable to common stockholders for the years ended December 31, 2023 and 2022; accordingly, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders.

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

Recently Adopted Accounting Pronouncements

The following Accounting Standards Update (ASU) was issued by the Financial Accounting Standards Board and adopted by Flywire during the year ended December 31, 2024:

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures: ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 also enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable and contains other disclosure requirements. The Company adopted ASU 2023-07 retrospectively for the annual period during the year ended December 31, 2024. The adoption of this standard resulted in additional disclosures for segment reporting. Refer to Note 3 - Segment Reporting for additional details on the adoption of ASU 2023-07.

Accounting Pronouncements Not Yet Adopted as of December 31, 2024

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

The amendment also requires disclosure of the total amount of selling expense and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for the Company for the annual period beginning on January 1, 2027, and interim reporting periods within annual reporting periods beginning January 1, 2028. Early adoption is permitted. The ASU can be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

Note 2. Revenue and Recognition

The following table presents revenue disaggregated by geographical area and major solutions. The categorization of revenue by geographical location is determined based on the location of where the client resides.

	Year Ended December 31,
	2024	2023	2022
(in thousands)
Primary geographical markets
Americas	$221,616	$222,580	$194,429
EMEA	188,869	120,840	69,185
APAC	81,659	59,674	25,761
Total revenue	$492,144	$403,094	$289,375
Major solutions
Transaction	$410,256	$329,721	$224,149
Platform and other revenues	81,888	73,373	65,226
Total revenue	$492,144	$403,094	$289,375

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

The following table provides information about accounts receivable, unbilled receivables and deferred revenue from contracts with clients (in thousands):

	Year Ended December 31,
	2024	2023
Accounts receivable, net	$23,703	$18,215
Unbilled receivables, net	15,453	10,689
Deferred revenue – current	7,337	6,968
Deferred revenue – non-current	207	169

For the year ended December 31, 2024, the Company recognized $5.8 million in revenue from amounts that were included in deferred revenue as of December 31, 2023.

For the year ended December 31, 2023, the Company recognized $4.8 million in revenue from amounts that were included in deferred revenue as of December 31, 2022.

Remaining Performance Obligations

The Company has performance obligations associated with certain clients' contracts for future services that have not yet been recognized as revenue. As of December 31, 2024, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied, including deferred revenue, was approximately $10.8 million. Of the total remaining performance obligations, the Company expects to recognize approximately 62.0% within the next year, 23.6% after one year through year two and 14.4% over the next three to five years thereafter. Actual amounts and timing of revenue recognized may differ due to subsequent contract modifications, renewals and/or terminations.

Contract Costs

Incremental costs for obtaining contracts that are deemed recoverable are capitalized as contract costs and are included in other assets in the consolidated balance sheets. Such costs result from the payment of sales incentives and totaled $3.4 million, $3.5 million and $4.0 million as of December 31, 2024, 2023 and 2022, respectively. Capitalized sales incentives are amortized over the period of benefits, which the Company has determined to be three years. The amortization is included in selling and marketing expense line in the consolidated statements of operations and comprehensive loss, and totaled $2.0 million, $1.2 million and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations and are recoverable. Such costs primarily represent set-up and implementation costs, which include any direct cost incurred at inception of a contract. The Company capitalized $3.0 million, $2.3 million and $2.0 million of costs in 2024, 2023 and 2022, respectively within other assets on the consolidated balance sheets. These capitalized costs are amortized on a straight-line basis over the expected contract life, which generally is five years, starting on go-live date. The amortization is included in technology and development expense line in the consolidated statements of operations and comprehensive loss, and totaled $1.2 million, $0.6 million and $1.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. Included in the amortization expense for the year ended December 31, 2022 is $1.5 million resulting from the impairment of customer set-up costs associated with technology integration.

Note 3. Segment Information

The Company has a single operating and reportable segment. The Company’s chief operating decision maker (CODM) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.

Beginning in 2024 annual reporting, we adopted ASU 2023-07 retrospectively. The following table presents the Company's significant segment expenses and other segment items for the years ended December 31, 2024, 2023 and 2022. The CODM does not regularly review segment asset information for the purpose of assessing performance and making resource allocation decisions; therefore, such information is not presented.

	December 31,
(in thousands)	2024	2023	2022
Revenue Less Ancillary Services (a)	$474,311	$381,506	$267,047
Less:
Payment processing services costs	161,086	127,303	85,512
Personnel expense (b)	154,969	137,127	109,486
Other segment items (c)	81,247	77,014	56,851
Depreciation and amortization expense	18,541	16,368	14,103
Stock-based compensation expense	65,754	45,215	31,317
Interest expense	538	372	1,211
Interest income	21,440	13,349	3,242
Gain (loss) from remeasurement of foreign currency	(11,756)	4,192	(9,168)
(Benefit from) provision for income taxes	(1,040)	4,214	1,988
Segment income (loss)	2,900	(8,566)	(39,347)

(a) Revenue less Ancillary Services represents segment revenue.

(b) Personnel expense includes employees' and contractors' compensation in Technology and development, Selling and marketing and General and administrative operating expenses.

(c) Other segments items included in segment income (loss) includes the following expenses: professional fees, marketing, travel, facilities, software, acquisition and other general and administrative.

Note 4. Investments

The following table summarizes the estimated fair value of available-for-sale debt securities included within short-term and long-term investments as of December 31, 2024 (in thousands):

	December 31, 2024
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Accrued Interest Receivable	Aggregate Fair Value
Short-term investments
Corporate bonds	$61,941	$143	$(3)	$—	$544	$62,625
U.S. Government obligations	36,358	76	(4)	—	325	36,755
Treasury bill	6,979	4	—	—	—	6,983
Foreign agency securities	2,583	3	—	—	21	2,607
Commercial paper	6,877	1	—	—	—	6,878
Total short-term investments	$114,738	$227	$(7)	$—	$890	$115,848
Long-term investments
Corporate bonds	$22,797	$52	$(23)	$—	$274	$23,100
U.S. Government obligations	21,174	18	(67)	—	259	21,384
Agency bond	2,458	3	—	—	8	2,469
Asset-backed securities	3,163	7	(2)	—	4	3,172
Total long-term investments	$49,592	$80	$(92)	$—	$545	$50,125

The following table summarizes the fair value of the Company's available-for-sale debt securities by remaining contractual maturity as of December 31, 2024 (in thousands):

Due within one year	$115,848
Due after one year through five years	50,125
Total investments	$165,973

As of December 31, 2024, approximately 28 out of approximately 152 investments in available-for-sale debt securities were in an unrealized loss position. The following table shows fair values and gross unrealized losses for available-for-sale debt securities that were in an unrealized loss position, for which an allowance for credit losses has not been recorded, as of December 31, 2024 (in thousands):

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term investments
Corporate bonds	$6,002	$(3)	$—	$—	$6,002	$(3)
U.S. Government obligations	2,010	(4)	—	—	2,010	(4)
Total short-term investments	$8,012	$(7)	$—	$—	$8,012	$(7)
Long-term investments
Corporate bonds	$12,648	$(23)	$—	$—	$12,648	$(23)
U.S. Government obligations	13,845	(67)	—	—	13,845	(67)
Asset-backed securities	999	(2)	—	—	999	(2)
Total long-term investments	$27,492	$(92)	$—	$—	$27,492	$(92)

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

During the year ended December 31, 2024, the Company received proceeds of $29.6 million from the sale and maturity of short-term and long-term investments. There have been no significant realized gains or losses on the sale of short-term and long-term investments during the year ended December 31, 2024.

Note 5. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands):

	Measured at NAV as of December 31, 2024:	Measured at Fair Value as of December 31, 2024:
		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$139,545	$—	$—	$—	$139,545
Foreign exchange contracts	—	—	—	49	49
Short-term investments
Corporate bonds	—	—	62,625	—	62,625
U.S. Government obligations	—	—	36,755	—	36,755
Treasury bill	—	—	6,983	—	6,983
Foreign agency securities	—	—	2,607	—	2,607
Commercial paper	—	—	6,878	—	6,878
Total short-term investments	—	—	115,848	—	115,848
Long-term investments
Corporate bonds	—	—	23,100	—	23,100
U.S. Government obligations	—	—	21,384	—	21,384
Agency bond	—	—	2,469	—	2,469
Asset-backed securities	—	—	3,172	—	3,172
Total long-term investments	—	—	50,125	—	50,125
Total financial assets	$139,545	$—	$165,973	$49	$305,567
Financial Liabilities:
Contingent consideration	$—	$—	$—	$5,094	$5,094
Total financial liabilities	$—	$—	$—	$5,094	$5,094

	Measured at NAV as of December 31, 2023:	Measured at Fair Value as of December 31, 2023:
		Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$372,912	$—	$—	$—	$372,912
Foreign exchange contracts	—	—	—	16	16
Total financial assets	$372,912	$—	$—	$16	$372,928
Financial Liabilities:
Contingent consideration	$—	$—	$—	$2,882	$2,882
Total financial liabilities	$—	$—	$—	$2,882	$2,882

During the years ended December 31, 2024, 2023 and 2022, there were no transfers between Level 1, Level 2 or Level 3.

Contingent consideration

Invoiced

The fair value of the contingent consideration related to the revenue milestones from the Company’s acquisition of Invoiced was determined using an option pricing model and the fair value of the contingent consideration related to the cross-selling, product and security and IT milestones was determined using a scenario-based method. During the year ended December 31, 2024, the Company made a payment of contingent consideration of $1.1 million based on Invoiced's successful and timely achievement of the contracted milestones. Refer to Note 9 - Business Combinations for additional details on the Invoiced acquisition. The following table presents the unobservable inputs incorporated into the valuation of contingent consideration as of December 31, 2024.

Year Ended December 31, 2024
Discount rate	6.47% - 6.59%
Probability of successful achievement*	4% - 100%

_____________________________

* Probability of successful achievement was set at different targets based on the Company’s estimates on achieving them. The weighted average probability of successful achievement as of December 31, 2024 was 65.1%.

Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively. Increases or decreases in any of the probabilities of success in which the revenue, cross-selling, product and security and IT milestones are expected to be achieved would result in higher or lower fair value measurement, respectively.

StudyLink

The fair value of the contingent consideration related to the revenue milestone from the Company’s acquisition of StudyLink was determined using an option pricing model and the fair value of the contingent consideration related to the volume of money movement, the cross-selling and engineering implementation milestones was determined using a scenario-based method. Refer to Note 9 - Business Combinations for additional details on the StudyLink acquisition. The following table presents the unobservable inputs incorporated into the valuation of contingent consideration as of December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Discount rate	6.3% - 8.2%	7.4% - 7.5%
Probability of successful achievement*	0% - 100%	29% - 95%

_____________________________

* Probability of successful achievement was set at different targets based on the Company’s estimates on achieving them. The weighted average probability of successful achievement as of December 31, 2024 was 42.3%.

Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively. Increases or decreases in any of the probabilities of success in which the revenue, volume, cross-selling and the engineering implementation milestones are expected to be achieved would result in higher or lower fair value measurement, respectively.

The following table summarizes the changes in the carrying value of the contingent consideration for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$2,882	$1,332	$11,309
Additions	4,508	2,703	1,695
Change in fair value	(978)	380	(2,805)
Contingent consideration paid*	(1,125)	(1,674)	(8,664)
Foreign currency translation adjustment	(193)	141	(203)
Ending balance	$5,094	$2,882	$1,332

* For the years ended December 31, 2024 and 2023, contingent consideration paid has been bifurcated between the financing and operating sections of the consolidated statement of cash flows. Amounts paid up to the fair value initially recorded in purchase accounting is reported in the financing section of the consolidated statement of cash flows, while any excess is reported in the operating section of the consolidated statement of cash flows. For the year ended December 31, 2022, contingent consideration paid has been bifurcated among the investing, financing and operating sections of the consolidated statement of cash flows. Contingent consideration paid within three months after the acquisition date of Cohort Go is reported in the investing section of the consolidated statement of cash flows given the proximity to the acquisition date. Amounts paid up to the fair value initially recorded in purchase accounting is reported in the financing section of the consolidated statement of cash flows, while any excess is reported in the operating section of the consolidated statement of cash flows.

Note 6. Derivative Instruments

As part of the Company’s foreign currency risk management program, the Company uses foreign currency forward contracts to mitigate the volatility related to fluctuations in the foreign exchange rates. These foreign currency forward contracts are not designated as hedging instruments. Derivative transactions such as foreign currency forward contracts are measured in terms of the notional amount; however, this amount is not recorded on the consolidated balance sheets and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged but is used only as the underlying basis on which the value of foreign exchange payments under these contracts is determined. As of December 31, 2024 and 2023, the Company had 18,858 and 12,737 open foreign exchange contracts, respectively. As of December 31, 2024 and 2023, the Company had foreign currency forward contracts outstanding with a notional amount of $43.3 million and $36.1 million, respectively.

The Company records all derivative instruments in the consolidated balance sheets at their fair values. For the years ended December 31, 2024 and 2023, the Company recorded an asset of less than $0.1 million, respectively, related to outstanding foreign exchange contracts. The Company recognized a loss of $1.7 million, $2.0 million and $1.6 million during the years ended December 31, 2024, 2023 and 2022, respectively, which was included in the general and administrative line within the consolidated statements of operations and comprehensive loss.

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates presented (in thousands):

	Year Ended December 31,
	2024	2023
Accrued employee compensation and related taxes	$17,950	$19,748
Accrued vendor liabilities	3,992	4,193
Accrued income and other non-employee related taxes	8,699	6,270
Accrued professional services	1,879	2,139
Current portion of operating lease liabilities	1,719	1,465
Current portion of contingent consideration	4,113	2,053
Other accrued expenses and current liabilities	10,945	7,447
	$49,297	$43,315

Note 8. Property and Equipment, net

Property and equipment, net consisted of the following as of the dates presented (dollars in thousands):

	Estimated Useful Life	December 31,
	(Years)	2024	2023
Computer equipment and software	3 - 5	$3,907	$3,681
Internal-use software	5	23,378	18,135
Furniture and fixtures	3	904	912
Leasehold improvements	Shorter of lease term or useful life	5,456	5,431
		33,645	28,159
Less: Accumulated depreciation and amortization*		(16,485)	(13,025)
		$17,160	$15,134

* For the year ended December 31, 2024, accumulated depreciation and amortization expense included $(348) thousand of computer disposals and $(1,290) thousand of foreign currency translation adjustments. For the year ended December 31, 2023, accumulated depreciation and amortization expense included $(167) thousand of computer disposals and $54 thousand of foreign currency translation adjustments.

Depreciation of property and equipment and amortization of internal-used software was $5.1 million, $4.2 million and $3.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company capitalized $5.2 million and $5.0 million in costs related to internal-use software during the years ended December 31, 2024 and 2023.

As of December 31, 2024 and 2023, the carrying value of internal-used software was $15.4 million and $12.7 million, respectively. Amortization expense related to internal-used software was $3.6 million, $2.9 million and $1.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Geographic Information

The following table summarizes the Company’s property and equipment, net based on geography (in thousands):

	December 31,
	2024	2023
Long-lived assets:
U.S.	$15,903	$13,503
U.K.	53	105
Other countries	1,204	1,526
	$17,160	$15,134

Note 9. Business Combinations

Invoiced

On August 2, 2024, Flywire acquired all of the issued and outstanding shares of Invoiced, a U.S.-based SaaS B2B company that provides accounts receivable software that automates all aspects of billing, collections, payments, reporting and forecasting within a single online platform. The acquisition of Invoiced was intended to accelerate the Company's global expansion in its B2B vertical. The acquisition of Invoiced has been accounted for as a business combination.

During the fourth quarter of 2024, the cash consideration, net of cash acquired and the purchase price allocation was adjusted to reflect a working capital true-up. This resulted in a $0.1 million decrease in the cash consideration, net of cash acquired and a $0.1 million decrease to goodwill from the quarter ended September 30, 2024 to the year ended December 31, 2024. The adjusted purchase price allocation is reflected in the consolidated balance sheet as of December 31, 2024 and purchase price allocation below.

Pursuant to the terms of the business combination agreement, the Company acquired Invoiced for estimated total purchase consideration of approximately $53.2 million or $51.7 million, net of cash acquired, which consisted of (in thousands):

Cash consideration, net of cash acquired	$47,229
Estimated fair value of contingent consideration	4,508
Total purchase consideration, net of cash acquired	$51,737

The purchase consideration includes $2.0 million of acquisition holdback payments payable on the first and second anniversary dates of the acquisition.

The business combination agreement provides for contingent consideration of up to $7.5 million, with an estimated fair value of $4.5 million on the date of acquisition, and represents additional payments that Flywire may be required to make in the future which are dependent upon the successful achievement of certain targets related to revenue and cross-selling of the Invoiced software as well as milestones related to the Invoiced software product and security and IT integration. During the year ended December 31, 2024, the Company made a contingent consideration payment of $1.1 million based on Invoiced's successful and timely achievement of the contracted milestones.

During the year ended December 31, 2024, the Company incurred $0.6 million in transaction costs, which are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

The table summarizes the allocation of the purchase consideration to the assets acquired and liabilities assumed (in thousands):

Cash	$1,418
Prepaid expenses and other current assets	219
Other assets	11
Identifiable intangible assets	26,100
Goodwill	31,818
Total assets acquired	59,566
Deferred tax liabilities	4,923
Deferred revenue	1,037
Accounts payable and accrued expenses	451
Total liabilities assumed	6,411
Net assets acquired	53,155
Less: cash acquired	1,418
Net assets, less cash acquired	$51,737

Goodwill arising from the acquisition of $31.9 million was attributable to the assembled workforce of Invoiced and the synergies expected to arise from the acquisition. No goodwill from this acquisition will be deductible for income tax purposes.

The following table reflects the fair values of the identified intangible assets of Invoiced and their respective weighted-average amortization periods.

	Fair Values	Weighted- Average Amortization Periods
	(in thousands)	(years)
Developed technology	$7,100	7
Acquired relationships	18,600	11
Trade name/Trademark	400	4
	$26,100

The results of Invoiced have been included in the consolidated financial statements since the date of the acquisition. Invoiced contributed $2.4 million in platform revenue during the year ended December 31, 2024. The Company has not disclosed net income or loss since the acquisition date as the business was fully integrated into the consolidated Company's operations and therefore it was impracticable to determine this amount.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information shows the results of the Company’s operations for the years ended December 31, 2024 and 2023 as if the acquisition had occurred on January 1, 2023. The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired operations of Invoiced. The unaudited pro forma information reflects the effects of applying the Company’s accounting policies and certain pro forma adjustments to the combined historical financial information of the Company and Invoiced. The pro forma adjustments include:

•
incremental amortization expense associated with the estimated fair value of identified intangible assets;
•
incremental employee compensation expense for Invoiced employees;
•
transaction costs; and
•
the estimated tax impact of the above items.

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Actual	Pro Forma	Actual	Pro Forma
	(in thousands)
Revenue	$492,144	$495,412	$403,094	$408,325
Net income (loss)	$2,900	$1,623	$(8,566)	$(11,233)

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

Additional payments in the form of shares of common stock will be made based on the continuing employment of a key employee; accordingly, the fair value of $2.4 million, or approximately 84,000 shares of common stock, have been excluded from the purchase consideration. These shares were fixed on the date of acquisition and payable only in common stock, therefore are equity-classified. During the years ended December 31, 2024 and 2023, the Company expensed $1.2 million and $0.2 million, respectively, in stock-based compensation associated with retention of the key employee. The stock-based compensation expense is included in the Company’s consolidated statements of operations and comprehensive loss and additional paid-in capital on the consolidated balance sheet.

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

	Fair Values	Weighted-Average Amortization Periods
	(in thousands)	(years)
Developed technology	$7,397	7
Acquired relationships	12,027	14
Trade Name/Trademark	129	2
	$19,553

The results of StudyLink have been included in the consolidated financial statements since the date of the acquisition. StudyLink contributed $7.6 million and $1.4 million in platform revenue during the years ended December 31, 2024 and 2023. The Company has not disclosed net income or loss since the acquisition date as the business was fully integrated into the consolidated Company’s operations and therefore it was impracticable to determine this amount.

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

Pursuant to the terms of the business combination agreement, the Company acquired Cohort Go for estimated total purchase consideration of $23.1 million, which consisted of $17.1 million in cash consideration, net of cash acquired, $4.3 million in shares of common stock and up to $2.2 million of contingent consideration, with an estimated fair value of $1.7 million on the acquisition date.

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

The results of Cohort Go have been included in the consolidated financial statements since the date of the acquisition. Cohort Go contributed $14.5 million in transaction revenue and $9.3 million in platform revenue during the year ended December 31, 2024, $16.6 million in transaction revenue and $10.4 million in platform revenue during the year ended December 31, 2023 and $6.4 million in transaction revenue and $3.3 million in platform revenue during the year ended December 31, 2022. The Company has not disclosed net income or loss since the acquisition date as the business was fully integrated into the consolidated Company’s operations and therefore it was impracticable to determine this amount.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information shows the results of the Company’s operations for the year ended December 31, 2022 as if the acquisition had occurred on January 1, 2021. The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired operations of Cohort Go. The unaudited pro forma information reflects the effects of applying the Company’s accounting policies and a pro forma adjustment to the combined historical financial information of the Company and Cohort Go, which includes incremental amortization expense associated with the estimated fair value of identified intangible assets.

	Year Ended December 31, 2022
	Actual	Pro Forma
	(in thousands)
Revenue	$289,375	$301,892
Net Loss	$(39,347)	$(37,798)

Note 10. Goodwill and Acquired Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Beginning balance	$121,646	$97,766
Goodwill related to acquisitions	31,818	20,705
Foreign currency translation adjustment	(3,906)	3,175
Ending balance	$149,558	$121,646

Acquired Intangible Assets

Acquired intangible assets subject to amortization consisted of the following (dollars in thousands):

	December 31, 2024
	Gross Carrying Value*	Accumulated Amortization**	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$45,546	$(26,312)	$19,234	4.90
Acquired Relationships	120,119	(21,104)	99,015	10.12
Trade Name/Trademark	524	(89)	435	3.30
	$166,189	$(47,505)	$118,684

* Includes $(4,394) thousand of foreign currency translation adjustments.

** Includes $410 thousand of foreign currency translation adjustments.

	December 31, 2023
	Gross Carrying Value*	Accumulated Amortization**	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$39,624	$(21,446)	$18,178	4.71
Acquired Relationships	104,007	(14,143)	89,864	11.04
Trade Name/Trademark	136	—	136	1.83
	$143,767	$(35,589)	$108,178

* Includes $(750) thousand of foreign currency translation adjustments.

** Includes $(41) thousand of foreign currency translation adjustments.

Amortization expense for the years ended December 31, 2024, 2023 and 2022 was $12.3 million, $11.5 million and $9.1 million, respectively.

As of December 31, 2024, the estimated annual amortization expense of intangible assets for each of the next five years and thereafter is expected to be as follows (in thousands):

Estimated Amortization Expense
2025	$13,424
2026	13,473
2027	13,323
2028	13,119
2029	12,251
Thereafter	53,094
$118,684

Note 11. Debt

2024 Revolving Credit Facility

On February 23, 2024, the Company entered into a five-year senior secured 2024 Revolving Credit Facility with four banks for a total commitment of $125.0 million. The 2024 Revolving Credit Facility provides for an incremental facility in an amount equal to $50.0 million plus 100% of Consolidated Adjusted EBITDA based on the most recent consolidated financial information. In addition, the 2024 Revolving Credit Facility includes a $10.0 million letter of credit sub-facility and a $5.0 million swingline sub-facility, with available borrowings under the 2024 Revolving Credit Facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. The 2024 Revolving Credit Facility is guaranteed by Flywire’s current and future material domestic subsidiaries.

The 2024 Revolving Credit Facility replaced the three-year senior secured 2021 Revolving Credit Facility of $50.0 million entered into in July 2021, under which $50.0 million was available to Flywire as of December 31, 2023. Three of the lenders under the 2024 Revolving Credit Facility were existing lenders under the 2021 Revolving Credit Facility.

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

The 2024 Revolving Credit Facility contains customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, require the Company to satisfy certain financial covenants and restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the 2024 Revolving Credit Facility becoming immediately due and payable and termination of the commitments. The Company was in compliance with all covenants associated with the 2024 Revolving Credit Facility as of December 31, 2024.

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

As of December 31, 2024 and 2023, there was no outstanding indebtedness under the 2024 Revolving Credit Facility or the 2021 Revolving Credit Facility.

Interest expense for the years ended December 31, 2024, 2023 and 2022 was $0.5 million, $0.4 million and $1.2 million, respectively. Included in interest expense for the years ended December 31, 2024, 2023 and 2022 is $0.2 million, $0.3 million and $0.3 million of amortization of debt issuance costs, respectively.

Letter of Credit

As of December 31, 2024 and 2023, the Company had an outstanding and unused letter of credit in the amount of approximately $2.5 million and $0.7 million, respectively, for the purpose of protecting a third-party service provider against default on payroll payments. The letter of credit may be terminated at any time by the Company upon notice.

Note 12. Stockholders’ Equity

Preferred Stock

The Company’s current amended and restated certificate of incorporation, which was filed on May 28, 2021, authorizes the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.

Common Stock

The Company’s current amended and restated certificate of incorporation authorizes the issuance of 2,000,000,000 shares of voting common stock with a par value of $0.0001 per share and 10,000,000 shares of non-voting common stock with a par value of $0.0001 per share. The voting and non-voting shares are identical, except that holders of voting common stock are entitled to one vote for each share on each matter properly submitted to the Company’s stockholders for their vote, while holders of non-voting common stock are not entitled to vote on such matters. Holders of voting common stock and non-voting common stock are entitled to receive any dividends as may be declared from time to time by the board of directors. As of December 31, 2024 and 2023, no cash dividends have been declared or paid.

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

During the year ended December 31, 2024, the Company repurchased 2,386,856 shares of its common stock for an aggregate amount, including commissions and accrued excise tax, of $45.6 million under the Repurchase Program. The repurchased shares are currently being held as treasury stock. As of December 31, 2024, approximately $104.9 million of the originally authorized amount under the Repurchase Program remained available for future repurchases.

All of the Company’s repurchases are subject to a one percent excise tax enacted by the Inflation Reduction Act of 2022 (the IRA). The amount of share repurchases subject to the excise tax are reduced by the fair market value of any shares issued during the taxable year. For the year ended December 31, 2024, the Company accrued $0.5 million of related excise tax pursuant to the IRA which is included in the cost of treasury stock on our consolidated balance sheet.

Treasury Stock

The Company may issue treasury stock to cover the exercise of stock options and vesting of restricted stock units related to equity incentive plans. The Company issued 30,927 and 2,677 treasury shares at an average cost of $0.32 per share during the year ended December 31, 2024 and 2023, respectively. The Company intends to issue treasury shares as long as an adequate number of those shares is available.

Comprehensive Loss

Comprehensive loss includes all changes in equity during the period and is comprised of net income (loss) and other comprehensive income (loss). Accumulated other comprehensive (loss) income (AOCI) reported on the Company's consolidated balance sheets for the year ended December 31, 2024 consists of foreign currency translation adjustment and the unrealized gains and losses, net of applicable taxes, on available-for-sale debt securities.

The following table summarizes the changes in AOCI for the year ended December 31, 2024 (in thousands):

	Unrealized Gains on Available-for- sale Debt Securities, net	Foreign Currency Translation Adjustment	Estimated Tax (Expense) Benefit	Total
Beginning balance	$—	$1,320	$—	$1,320
Other comprehensive income (loss) before reclassifications	208	(3,594)	—	(3,386)
Less: Amount of gain (loss) reclassified from AOCI	—	—	—	—
Net current period other comprehensive income (loss)	208	(3,594)	—	(3,386)
Ending balance	$208	$(2,274)	$—	$(2,066)

Changes in AOCI for the year ended December 31, 2023 and 2022 consisted of foreign currency translation adjustment only. Refer to the Company's consolidated statements of stockholders’ equity for the changes in AOCI for the years ended December 31, 2023 and 2022.

Reserved Shares of Common Stock for Future Issuance

As of December 31, 2024, the Company had reserved shares of common stock for future issuance as follows:

Issued and outstanding stock options	6,199,369
Issued and outstanding restricted stock units	6,016,838
Available for issuance under the 2021 Equity Incentive Plan	17,135,599
Available for issuance under Employee Stock Purchase Plan	4,598,941
Committed to settling employee retention	41,998
Available for conversion of non-voting common stock	1,873,320
35,866,065

Note 13. Stock-Based Compensation

Equity Incentive Plan

In April 2021, the Company’s board of directors adopted, and in May 2021 its stockholders approved, the 2021 Equity Incentive Plan (the 2021 Plan).

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

As of December 31, 2024, a total of 17,135,599 shares of the Company's common stock were available for future issuance under the 2021 Plan.

Stock Options

Stock options granted under the 2009 Plan, 2018 Plan and the 2021 Plan generally vest based on continued service over four years and expire within ten years from the date of grant. Any options that are canceled or forfeited before expiration become available for future grants.

The following table summarizes the stock option activity since December 31, 2023:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding as of December 31, 2023	8,107,861	$7.17	5.69	$136,975
Granted	—	—
Exercised	(1,799,325)	3.12
Cancelled	(109,167)	28.27
Outstanding as of December 31, 2024	6,199,369	$7.98	5.02	$86,213
Exercisable as of December 31, 2024	5,903,732	7.44	4.95	$84,148
Vested or expected to vest as of December 31, 2024	289,591	18.70	6.44	$2,020

The aggregate intrinsic value was calculated as the difference between exercise price of the underlying awards and the closing price of the Company’s common stock at December 31, 2024. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $33.8 million, $89.8 million and $56.1 million, respectively.

The Company did not grant any options to purchase shares of common stock during the year ended December 31, 2024 and 2023. The weighted average grant-date fair value of stock options granted during the years ended December 31, 2022 was $30.08.

The fair value of each option award was estimated on the date of grant using the Black-Scholes option-pricing model. The table below quantifies the weighted average of the most significant inputs to determine the fair value of stock options granted during the years ended December 31, 2022.

Year Ended December 31, 2022
Risk-free interest rate	2.16%
Expected dividend yield	0%
Expected volatility	47.4%
Expected terms (in years)	6

The Company received cash proceeds from the exercise of options to purchase common stock of $5.6 million, $10.4 million and $4.7 million during the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, there was $2.6 million of total unrecognized expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.68 years.

Restricted Stock Units

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

The following table summarizes the restricted stock units activity for the year ended December 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Fair Value (In Thousands)
Unvested as of December 31, 2023	4,430,725	$26.28
Granted	3,948,809	25.34	$100,063
Vested	(1,825,670)	26.32	$48,052
Cancelled	(537,026)	26.13
Unvested as of December 31, 2024	6,016,838	$25.67

As of December 31, 2024, there was $122.0 million of total unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.74 years.

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

As of December 31, 2024, a total of 4,598,941 shares of the Company's common stock were available for future issuance under the ESPP.

As of December 31, 2024, there was no unrecognized compensation expense related to the ESPP.

Stock-Based Compensation Costs

The following table summarizes the stock-based compensation expense for (i) stock options and restricted stock units granted to employees and non-employee board members and (ii) ESPP shares that were purchased by employees that were recorded in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2024	2023	2022
Technology and development	$11,710	$9,286	$4,916
Selling and marketing	17,968	11,982	7,856
General and administrative	35,255	22,458	17,487
Total stock-based compensation expense	$64,933	$43,726	$30,259

On November 6, 2023, the Company entered into a Transition Agreement with its previous Chief Financial Officer (Prior CFO). Pursuant to the terms of the Transition Agreement (including the receipt by the Company of a release from the Prior CFO), the Company agreed to modify its Prior CFO's outstanding stock options and restricted stock units to (i) accelerate vesting for nine months from the date of the termination of the Prior CFOs employment with the Company (the Separation Date), and (ii) extend the exercise period of his vested nonqualified stock options from ninety days to one year following the Separation Date. To receive these benefits, the Prior CFO had to remain employed through March 31, 2024. As a result of this modification, the Company recognized additional compensation expense of $1.3 million and $0.7 million during the year ended December 31, 2024 and 2023, respectively.

Note 14. Net Income (Loss) per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss)	$2,900	$(8,566)	$(39,347)
Net income (loss) attributable to common stockholders - basic and diluted	$2,900	$(8,566)	$(39,347)
Denominator:
Weighted average common shares outstanding - basic	124,269,820	114,828,494	107,935,514
Effect of potentially dilutive stock options	4,550,017	—	—
Effect of potentially dilutive restricted common stock	519,624	—	—
Weighted average common shares outstanding – diluted	129,339,462	114,828,494	107,935,514
Net income (loss) per share attributable to common stockholders - basic	$0.02	$(0.07)	$(0.36)
Net income (loss) per share attributable to common stockholders - diluted	$0.02	$(0.07)	$(0.36)

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

	Year Ended December 31,
	2024	2023	2022
Unvested restricted stock units	4,641,715	4,430,725	2,934,442
Stock options to purchase common stock	841,927	8,107,861	12,160,560
	5,483,642	12,538,586	15,095,002

Note 15. Income Taxes

The following table presents the components of income (loss) before (benefit from) provision for income taxes (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$(18,775)	$(23,190)	$(45,341)
Foreign	20,635	18,838	7,982
	$1,860	$(4,352)	$(37,359)

The following table summarizes the components of the Company’s (benefit from) provision for income taxes (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current
United States:
Federal	$172	$—	$—
State	571	131	206
Foreign	7,011	4,011	3,490
Total current provision for income taxes	$7,754	$4,142	$3,696
Deferred
United States:
Federal	$(4,209)	$55	$36
State	(487)	(102)	6
Foreign	(4,098)	119	(1,750)
Total deferred income tax (benefit) provision	(8,794)	72	(1,708)
Total income tax (benefit) provision	$(1,040)	$4,214	$1,988

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows (dollars in thousands):

	Year Ended December 31,
	2024		2023		2022
Federal statutory income tax rate	$391	21.0%	$(914)	21.0%	$(7,845)	21.0%
State income taxes, net of federal benefit	(541)	(29.1)	(721)	16.6	(2,228)	6.0
Non-deductible expenses	632	34.0	181	(4.2)	—	—
Imputed interest	528	28.4	114	(2.6)	456	(1.2)
Fair value of contingent consideration	(206)	(11.1)	79	(1.8)	(579)	1.5
Global intangible low-taxed income inclusion	(1,703)	(91.6)	3,128	(71.9)	391	(1.0)
Equity-based compensation	749	40.3	(4,668)	107.3	(3,538)	9.5
Research and development credits	(7,714)	(414.7)	—	—	—	—
Excess executive compensation	3,199	172.0	1,865	(42.9)	1,267	(3.4)
Change in uncertain tax position	568	30.5	(30)	0.7	(68)	0.2
Change in valuation allowance	3,087	165.9	2,734	(62.8)	13,797	(36.9)
Foreign rate differential	746	40.1	1,015	(23.3)	491	(1.3)
Deferred statutory rate changes	760	40.9	1,296	(29.8)	(367)	1.0
Foreign withholding taxes	181	9.7	137	(3.1)	—	—
Return to provision and other adjustments	(1,717)	(92.2)	(2)	—	211	(0.8)
Effective income tax rate	$(1,040)	(55.9)%	$4,214	(96.8)%	$1,988	(5.4)%

During the years ended December 31, 2024, 2023 and 2022, the Company recorded an income tax (benefit) provision of $(1.0) million, $4.2 million and $2.0 million, respectively, which is primarily attributable to foreign activity and U.S. state taxes.

The Company’s deferred tax assets and liabilities consisted of the following components (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$18,901	$26,690
Property and equipment	484	395
Credit carryforwards	6,673	—
Accrued expenses	1,805	1,814
Equity-based compensation	6,461	5,113
Lease liability	711	768
Capitalized research and development costs	25,666	20,776
Unrealized foreign exchange loss	3,160	46
Other temporary differences	372	259
Total deferred tax assets	64,233	55,861
Deferred tax asset valuation allowance	(44,191)	(40,444)
	$20,042	$15,417
Deferred tax liabilities:
Intangible assets	(25,008)	(15,234)
Goodwill	(1,318)	(7,843)
Right-of-use asset	(669)	(743)
Deferred revenue	—	(2,387)
Deferred contract costs	(2,105)	(2,668)
Other temporary differences	(19)	(38)
Total deferred tax liabilities	(29,119)	(28,913)
Net deferred tax liabilities	$(9,077)	$(13,496)

As of December 31, 2024, the Company had gross federal and state NOL carryforwards of $57.9 million and $88.3 million, respectively, out of which $1.1 million of federal NOL carryforwards and $87.0 million of state NOL carryforwards begin to expire in 2032 and 2029, respectively. Additionally, $56.8 million of federal NOL carryforwards and $1.2 million of state NOL carryforwards have indefinite lives. As of December 31, 2024, the Company has gross foreign NOL carryforwards of $4.9 million which have indefinite lives. The federal, state and foreign NOL carryforwards may be available to reduce future federal, state and foreign taxable income, respectively.

Ownership changes, as defined under Internal Revenue Code Section 382, and similar state provisions may limit the amount of federal and state NOL carryforwards that can be utilized annually to offset future federal and state taxable income. Generally, an ownership change occurs when the ownership percentage of 5% or greater stockholders increases by more than 50% over a three-year period. Accordingly, the purchase of the Company’s stock in amounts greater than specified levels could limit the Company’s ability to utilize federal and state NOL carryforwards for tax purposes. During 2022, the Company completed a Section 382 study and as a result of the ownership changes identified, $1.6 million of Flywire’s NOLs and $0.2 million of Simplee’s NOLs will expire unutilized, assuming sufficient taxable income is generated in the future. The Company completed its refresh of the Section 382 study through the 2023 tax year, and there are no additional limitations in using Federal and State NOL carryforwards. The Company expects to refresh the study in 2025.

In assessing the realizability of its deferred tax assets, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The realization of deferred tax assets depends upon the generation of future taxable income. The Company has evaluated the positive and negative evidence bearing upon the realizability and determined that it is more likely than not that the Company will not realize the benefits of the deferred tax assets, and as a result, a valuation allowance has been established against federal, state and certain foreign deferred tax assets as of December 31, 2024 and 2023.

During the year ended December 31, 2024, the Company recorded a net increase in the valuation allowance of $3.7 million, which is primarily due to an increase of $4.8 million related to capitalized research and development costs and $7.0 research and development tax credit carryforwards identified during a comprehensive research and development study conducted during 2024, offset by a valuation allowance release of $1.0 million in a foreign jurisdiction and $4.9 million release of valuation allowance against deferred tax liabilities acquired in the Invoiced acquisition. During the year ended December 31, 2023, the Company recorded a net increase in the valuation allowance of $2.8 million, which is primarily due to an increase of $12.1 million related to capitalized research and development costs, offset by NOL utilization in the U.S. and the U.K. During the year ended December 31, 2022, the Company recorded a net increase in the valuation allowance of $13.8 million, which is primarily due to an increase of $12.7 million related to capitalized research and development costs in the U.S. The Company also recorded a valuation allowance of $1.3 million related to a foreign subsidiary, offset by a decrease of $0.2 million due to the release of valuation allowance in foreign entities. Changes in the valuation allowance are summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Valuation allowance at beginning of year	$(40,444)	$(37,627)	$(23,864)
Change recorded to income tax provision as part of operations	(3,747)	(2,817)	(13,763)
Valuation allowance at end of year	$(44,191)	$(40,444)	$(37,627)

The Company permanently reinvests the earnings of its foreign subsidiaries. No additional income taxes have been provided on the indefinitely invested foreign earnings at December 31, 2024. The Company has approximately $51.2 million of unremitted earnings at December 31, 2024, which the Company believes to approximate the outside basis difference in its foreign subsidiaries. If these earnings were distributed, the Company could be subject to income taxes and foreign withholding taxes. As of December 31 2024, the amount of the unrecognized deferred taxes on these earnings are not material.

As of December 31, 2024, 2023 and 2022, the Company accrued $1.3 million, $0.8 million and $0.8 million related to uncertain tax positions, inclusive of interest and penalties, respectively, which includes potential tax benefits of $1.0 million, $0.5 million and $0.6 million, respectively, that, when recognized, would impact the effective tax rate. As of December 31, 2024, $0.8 million of the reserve is reflected as a reduction to deferred taxes and the remaining balance is recorded as a component of other liabilities in the consolidated balance sheet.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$620	$659	$889
Settlements with taxing authorities		—	—
Increases (decreases) related to tax positions taken during prior years	432	—	(170)
Decreases related to lapses in statute of limitations	(133)	(39)	(60)
Increases related to tax positions taken during the current year	205	—	—
Balance at end of year	$1,124	$620	$659

The Company expects a decrease of $0.2 million in uncertain tax positions in the next 12 months due to the lapse of statute of limitations.

The Company did not recognize any accrued interest and penalties for the years ended December 31, 2024, 2023 and 2022 related to the reserves for uncertain tax positions in the income tax provision. Included in the total reserve for uncertain tax positions are accrued interest and penalties of $0.2 million, $0.2 million and $0.2 million at December 31, 2024, 2023 and 2022, respectively.

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

Note 16. Leases

Operating Leases

The Company leases certain real estate for its primary facilities under operating leases that expire at various dates between one and five years. These leases contain renewal options, and require the Company to pay operating costs, including property taxes, insurance, and maintenance. The terms of these lease agreements include free rent periods and annual rent increases. Operating lease expense is recognized on a straight-line basis over the term of the lease. There were no finance lease obligations as of December 31, 2024 and 2023.

ROU assets are included in Other assets and operating lease liabilities are included in Other liabilities.

(amounts in thousands)	2024	2023
ROU assets	$3,381	$3,422
Operating lease liabilities	3,534	3,551
Weighted-average remaining lease terms	2.6	2.63 years
Weighted-average discount rate	6.9%	6.4%

Supplemental cash flow information related to leases was as follows:

(amounts in thousands)	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$1,842	$2,067
ROU assets obtained in exchange for operating lease liabilities	1,660	2,322

Future minimum lease payments as of December 31, 2024, were as follows (in thousands):

Years Ending December 31,
2025	$1,904
2026	926
2027	654
2028	319
2029	74
Thereafter	—
Total undiscounted lease payments	$3,877
Less - present value discount	343
Lease liability, at present value	$3,534

Future minimum lease payments as of December 31, 2023 were as follows (in thousands):

Years Ending December 31,
2024	$1,643
2025	1,202
2026	676
2027	319
2028	—
Thereafter	—
Total undiscounted lease payments	$3,840
Less - present value discount	320
Lease liability, at present value	$3,520

The components of operating lease expense during the year ended December 31, 2024, 2023 and 2022 are shown on the table below (in thousands):.

(amounts in thousands)	2024	2023	2022
Operating lease expense	$1,973	$1,691	$1,615
Short-term lease expense	118	159	473
Variable lease expense	279	237	218
Total operating lease expense	$2,370	$2,087	$2,306

Note 17. Commitments and Contingencies

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

As of December 31, 2024, the Company was not a party to any litigation the outcome of which, the Company believes, if determined adversely to it, would individually or in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows.

In the course of enhancing its sanctions compliance function, the Company initiated an internal review that identified issues related to the Company’s compliance with sanctions promulgated by OFAC, including payments that may have originated from sanctioned jurisdictions or sanctioned persons. Although Flywire continues to evaluate whether these or other transactions constitute potential violations of sanctions (including whether certain of these payments may have been authorized by general licenses or license exemptions under the relevant sanctions regulations), Flywire has made voluntary submissions to OFAC to report the apparent violations and provide supplemental information. Flywire is currently engaging with OFAC to resolve these matters. Based upon the results of the internal investigation completed to date, the Company does not believe that the amount of any loss incurred as a result of this matter would be material to its business, financial condition, results of operations or cash flows.

Indemnification

In the ordinary course of business, the Company agrees to indemnify certain partners and clients against third-party claims asserting infringement of certain intellectual property rights, data privacy breaches, damages caused to property or persons, or other liabilities relating to or arising from the Company’s payment platform or other contractual obligations. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any pending indemnification matters or claims, individually or in the aggregate, that are expected to have a material adverse effect on its financial position, results of operations, or cash flows and had not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2024 and 2023.

Note 18. Employee Benefit Plan

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $1.5 million, $1.4 million and $1.2 million to the plan during the years ended December 31, 2024, 2023 and 2022, respectively.

Note 19. Subsequent Event

Sertifi Acquisition

On February 24, 2025 (the Closing), Flywire Corporation (Flywire or the Company) entered into a Purchase and Sale Agreement (the Agreement) to acquire the business of Sertifi LLC (Sertifi), pursuant to which Flywire acquired Sertifi for upfront cash consideration of $330 million, subject to certain post-closing adjustments set forth in the Agreement, and contingent consideration of up to $10 million upon the completion or satisfaction of certain technical and commercial milestones by Sertifi. Sertifi is a vertical software and payments platform digitizing hospitality-specific workflows and associated payments. Pursuant to the Agreement, Flywire also agreed to issue a number of restricted stock units with an aggregate value equal to $10 million to certain of the continuing employees of Sertifi on the terms and conditions set forth in the Agreement. The Company paid the upfront cash consideration through a combination of cash on hand and $125 million borrowed from its existing 2024 Revolving Credit Facility. The Agreement contains various representations, warranties, covenants, and indemnification obligations of the parties that are customary in transactions of this type. In connection with the Closing, Flywire bound a representations and warranties insurance policy insuring breaches of Seller’s representations and warranties in the Agreement and certain indemnifiable tax matters under the policy.

Restructuring Plan

On February 23, 2025, the board of directors of the Company approved a restructuring plan that is designed to improve operational efficiencies, reduce operating costs and better align the Company’s workforce with current business needs, top strategic priorities and key growth opportunities (collectively, the Restructuring Plan). The Restructuring Plan includes reduction of the Company’s workforce by approximately 10%.

The Company estimates that it will incur approximately $7.0 million to $9.0 million in charges in connection with the Restructuring Plan, consisting of cash expenditures for employee transition, notice period and severance payments and employee benefits and related facilitation costs, as well as non-cash expenditures related to acceleration of vesting of share-based awards. Of this amount, approximately $5.0 million to $6.0 million is expected to result in future cash outlays. The Company expects that the majority of the restructuring charges will be incurred in the first and second quarter of 2025 and that the execution of the Restructuring Plan, including cash payments, will be substantially complete by the end of the third quarter of 2025.

Potential position eliminations in each country are subject to local law and consultation requirements, which may extend this process beyond the third quarter of 2025 in certain countries. The charges that we expect to incur are subject to a number of assumptions, including local law requirements in various jurisdictions, and actual expenses may differ materially from the estimates disclosed above.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial and Accounting Officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d- 15(f) under the Exchange Act. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the 2013 framework established in the “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework, management has concluded that our internal control over financial reporting as of December 31, 2024 was effective.

On August 2, 2024, Flywire acquired all of the issued and outstanding shares of Invoiced. As permitted by Securities and Exchange Commission staff guidance, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first year of acquisition. We have excluded Invoiced from our assessment of internal control over financial reporting as of December 31, 2024. Invoiced accounted for less than 1% of total assets as of December 31, 2024 and less than 1% of revenues for the fiscal year ended on December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Rule 10b-5 Trading Plan

During the period covered by this Annual Report on Form 10-K, other than as set forth below, no director or officer of the Company “adopted” or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

On November 19, 2024, Michael Massaro, our Chief Executive Officer and Director, adopted a trading arrangement for the sale of shares of our common stock (a "Rule 10b-5 Trading Plan") that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Massaro's Rule 10b-5 Trading Plan provides for the sale of up to 550,000 shares of common stock pursuant to the terms of the plan. The plan is effective through February 6, 2026 unless earlier terminated in accordance with the terms of the plan.

On November 15, 2024, Cosmin Pitigoi, our Chief Financial Officer, adopted a Rule 10b-5 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Pitigoi's Rule 10b-5 Trading Plan provides for the sale of up to 75,869 shares of common stock pursuant to the terms of the plan. The plan is effective through November 14, 2025 unless earlier terminated in accordance with the terms of the plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also follows procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2024, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under our existing equity compensation plans, including our 2009 Equity Incentive Plan, which was adopted in 2009 and amended and restated in 2011 (as amended and restated, the 2009 Plan), our 2018 Stock Incentive Plan (2018 Plan), 2021 Equity Incentive Plan (2021 Plan) and Employee Stock Purchase Plan (ESPP).

	A		B		C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
Equity compensation plans approved by security holders	12,216,207	(1)	7.98	(2)	21,734,540	(3)

(1) Of these shares, 6,016,838 were underlying then outstanding restricted stock units and 529,897 were subject to options then outstanding under the 2021 Plan; 4,868,236 were subject to options then outstanding under the 2018 Plan; and 801,236 were subject to options then outstanding under the 2009 Plan.

(2) Does not take into account restricted stock units, which have no exercise price.

(3) Represents 17,135,599 shares of common stock available for issuance under our 2021 Plan and 4,598,941 shares of common stock available for issuance under our ESPP. No shares are available for future issuance under our 2009 Plan or 2018 Plan. Our 2021 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the lower of: (a) 5% of the total number of shares of common stock and non-voting common stock outstanding on the last business day of the prior fiscal year; or (b) such other amount as our board of directors may determine. Our ESPP provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the least of: (x) 2,000,000 shares; (y) 1% of the shares of common stock and non-voting common stock issued and outstanding on the last business day of the prior fiscal year; or (z) the number of shares determined by our board of directors. On January 1, 2025, an additional 6,202,810 shares became available for future issuance under the 2021 Plan and an additional 1,240,562 shares became available for future issuance under the ESPP. The additional shares from the annual increase on January 1, 2025 are not included in the table above.

The information required under this item not otherwise provided herein is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

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

10.9#

Employment Agreement, dated as of February 8, 2024, by and between the Registrant and Cosmin Pitigoi, incorporated by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed on May 7, 2024.

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
10.20

Amended and Restated Credit Agreement, dated as of February 23, 2024, by and among Flywire Corporation, the other Loan Parties party thereto from time to time, the Lenders party thereto from time to time, the Issuing Banks party thereto from time to time, and Citibank, N.A., incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed on May 7, 2024.

19.1*	Amended & Restated Insider Trading Policy.
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1

Flywire Corporation Policy for the Recovery of Erroneously Awarded Compensation, incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 28, 2024.

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

FLYWIRE CORPORATION

Date: February 25, 2025	By:	/s/ Michael Massaro
Michael Massaro
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 25, 2025	By:	/s/ Cosmin Pitigoi
Cosmin Pitigoi
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Michael Massaro and Cosmin Pitigoi, and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Massaro Michael Massaro	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2025
/s/ Phillip Riese Phillip Riese	Chairman of the Board of Directors	February 25, 2025
/s/ Alex Finkelstein Alex Finkelstein	Director	February 25, 2025
/s/ Matt Harris Matt Harris	Director	February 25, 2025
/s/ Gretchen Howard	Director	February 25, 2025
Gretchen Howard
/s/ Carleigh Jaques	Director	February 25, 2025
Carleigh Jaques
/s/ Diane Offereins	Director	February 25, 2025
Diane Offereins
/s/ Edwin Santos	Director	February 25, 2025
Edwin Santos