Form 10-Q
period 2025-03-31
Flywire Corp
filed 2025-05-07
CIK 1580560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the registrant had 119,685,024 shares of voting common stock, $0.0001 par value per share, outstanding and 1,873,320 shares of non-voting common stock $0.0001 par value per share, outstanding.

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
•
political, economic, foreign currency exchange rate, inflation, tariffs and international trade conflict, banking, legal, immigration, social and health risks and public health measures that may affect cross-border commerce, education and travel, our business or the global economy;
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
•
recent and future acquisitions or investments in complementary companies, products, services, or technologies, including the expected benefits and synergies of the acquisition of Sertifi LLC (Sertifi), among them the potential benefits of Sertifi’s platform, financial results and margins;
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

•
our ability to adapt to recommended or implemented U.S. policy changes, in particular those that impact higher education, the desire for foreign students to study in the U.S., immigration and visa policy, and changes to regulatory agencies and depth of enforcement of regulations;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (Amounts in thousands, except par value per share and share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$190,507	$495,242
Short-term investments	64,823	115,848
Accounts receivable, net of allowance of $207 and $410, respectively	33,585	23,703
Unbilled receivables, net of allowance of $25 and $36, respectively	11,431	15,453
Funds receivable from payment partners	64,237	90,110
Prepaid expenses and other current assets	31,947	22,528
Total current assets	396,530	762,884
Long-term investments	18,069	50,125
Property and equipment, net	17,391	17,160
Intangible assets, net	202,014	118,684
Goodwill	402,715	149,558
Other assets	23,629	24,035
Total assets	$1,060,348	$1,122,446
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,069	$15,353
Funds payable to clients	106,613	217,788
Accrued expenses and other current liabilities	53,022	49,297
Deferred revenue	21,228	7,337
Total current liabilities	195,932	289,775
Deferred tax liabilities	13,216	12,643
Long-term debt	60,000	—
Other liabilities	6,935	5,261
Total liabilities	276,083	307,679
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; and no shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Voting common stock, $0.0001 par value; 2,000,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 128,419,082 shares issued and 120,204,647 shares outstanding as of March 31, 2025; 126,853,852 shares issued and 122,182,878 shares outstanding as of December 31, 2024	13	13
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 1,873,320 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Treasury voting common stock, 8,214,435 and 4,670,974 shares as of March 31, 2025 and December 31, 2024, respectively, held at cost	(94,489)	(46,268)
Additional paid-in capital	1,053,289	1,033,958
Accumulated other comprehensive income (loss)	482	(2,066)
Accumulated deficit	(175,030)	(170,870)
Total stockholders’ equity	784,265	814,767
Total liabilities and stockholders’ equity	$1,060,348	$1,122,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited) (Amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$133,452	$114,103
Costs and operating expenses:
Payment processing services costs	50,563	41,650
Technology and development	16,911	16,737
Selling and marketing	36,569	30,083
General and administrative	33,058	31,596
Restructuring	7,339	—
Total costs and operating expenses	144,440	120,066
Loss from operations	$(10,988)	$(5,963)
Other income (expense):
Interest expense	(724)	(142)
Interest income	2,934	5,879
Gain (loss) from remeasurement of foreign currency	3,576	(4,376)
Gain on available-for-sale debt securities	158	—
Total other income (expense), net	5,944	1,361
Loss before (benefit from) provision for income taxes	(5,044)	(4,602)
(Benefit from) provision for income taxes	(884)	1,615
Net loss	$(4,160)	$(6,217)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,677	(1,361)
Unrealized losses on available-for-sale debt securities, net of taxes	(129)	—
Total other comprehensive income (loss)	2,548	(1,361)
Comprehensive loss	$(1,612)	$(7,578)
Net loss attributable to common stockholders – basic and diluted	$(4,160)	$(6,217)
Net loss per share attributable to common stockholders – basic and diluted	$(0.03)	$(0.05)
Weighted average common shares outstanding – basic and diluted	123,235,263	123,143,343

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited) (Amounts in thousands, except share amounts)

	Three Months Ended March 31, 2025
	Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at January 1, 2025	126,853,852	$13	1,873,320	$—	(4,670,974)	$(46,268)	$1,033,958	$(2,066)	$(170,870)	$814,767
Issuance of common stock upon exercise of stock options, net of tax withheld	526,388	—	—	—	—	—	1,377	—	—	1,377
Issuance of common stock upon settlement of restricted stock units, net of tax withheld	908,046	—	—	—	—	—	(1,676)	—	—	(1,676)
Issuance of common stock under employee stock purchase plan	88,798	—	—	—	—	—	1,242	—	—	1,242
Issuance of common stock under retention bonus	41,998	—	—	—	—	—	—	—	—	—
Issuance of treasury stock	—	—	—	—	19,182	190	(190)	—	—	—
Common stock repurchases	—	—	—	—	(3,562,643)	(48,411)	—	—	—	(48,411)
Foreign currency translation adjustment	—	—	—	—	—	—	—	2,677	—	2,677
Unrealized gains (losses) on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	(129)	—	(129)
Stock-based compensation	—	—	—	—	—	—	18,578	—	—	18,578
Net income	—	—	—	—	—	—	—	—	(4,160)	(4,160)
Balances at March 31, 2025	128,419,082	$13	1,873,320	$—	(8,214,435)	$(94,489)	$1,053,289	$482	$(175,030)	$784,265

	Three Months Ended March 31, 2024
	Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In		Accumulated Other Comprehensive Income		Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital		(Loss)		Deficit	Equity
Balances at January 1, 2024	123,010,207	$11	1,873,320	$1	(2,315,045)	$(747)	$959,302		$1,320		$(173,770)	$786,117
Issuance of common stock upon exercise of stock options	710,700	—	—	—	—	—	1,617		—		—	1,617
Issuance of common stock upon settlement of restricted stock units	748,622	—	—	—	—	—	—		—		—	—
Issuance of common stock under employee stock purchase plan	71,896	—	—	—	—	—	1,415		—		—	1,415
Issuance of common stock for retention bonus	14,166	—	—	—	—	—	324		—		—	324
Issuance of treasury stock					14,504	5	(5)					—
Foreign currency translation adjustment	—	—	—	—	—	—	—		(1,361)		—	(1,361)
Stock-based compensation	—	—	—	—	—	—	15,090		—		—	15,090
Net loss	—	—	—	—	—	—	—		—		(6,217)	(6,217)
Balances at March 31, 2024	124,555,591	$11	1,873,320	$1	(2,300,541)	$(742)	$977,743	$—	$(41)	$—	$(179,987)	$796,985

___________________________

* All dollar amounts are rounded and as a result, certain amounts may not recalculate using the rounded amounts provided.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (Amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,160)	$(6,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,502	4,259
Stock-based compensation expense	18,218	14,842
Amortization of deferred contract costs	376	242
Change in fair value of contingent consideration	165	(478)
Deferred tax provision (benefit)	1,174	(643)
Provision for uncollectible accounts	28	(16)
Non-cash interest expense	46	92
Non-cash interest income	(508)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,492)	(1,457)
Unbilled receivables	4,068	2,694
Funds receivable from payment partners	25,873	37,714
Prepaid expenses, other current assets and other assets	(9,151)	1,863
Funds payable to clients	(111,175)	(86,810)
Accounts payable, accrued expenses and other current liabilities	(5,130)	(2,489)
Other liabilities	(255)	(340)
Deferred revenue	(469)	(1,349)
Net cash used in operating activities	(78,890)	(38,093)
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(319,835)	—
Purchase of short-term and long-term investments	(15,252)	—
Proceeds from the maturity and sale of short-term and long-term investments	98,712	—
Capitalization of internally developed software	(1,310)	(1,259)
Purchases of property and equipment	(187)	(255)
Net cash used in investing activities	(237,872)	(1,514)
Cash flows from financing activities:
Payment of long-term debt issuance costs	—	(783)
Proceeds from issuance of revolving credit facility	125,000	—
Payment of revolving credit facility	(65,000)	—
Payments of tax withholdings for net settled option exercises	(1,676)	—
Proceeds from the issuance of stock under Employee Stock Purchase Plan	1,242	1,415
Proceeds from exercise of stock options	1,377	1,617
Common stock repurchased	(49,304)	—
Net cash provided by financing activities	11,639	2,249
Effect of exchange rates changes on cash and cash equivalents	388	1,764
Net decrease in cash and cash equivalents	(304,735)	(35,594)
Cash and cash equivalents, beginning of period	$495,242	$654,608
Cash and cash equivalents, end of period	$190,507	$619,014
Supplemental disclosures of cash flow and noncash information
Purchase of property and equipment in accounts payable	79	11
Issuance of common stock upon settlement of restricted stock units	—	19,883
Issuance of common stock for retention bonus	—	324
Accrued excise tax related to common stock repurchased	479	—

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

The Primary Offering closed on August 14, 2023 and on September 12, 2023, the Underwriters exercised the Option in part and purchased an additional 500,000 shares of voting common stock at a price to the public of $32.00 per share (the Public Offering). The Company received $260.1 million in net proceeds from the Public Offering, after deducting underwriting discounts and commissions of $10.9 million and other offering costs of $1.1 million. The Company has used the net proceeds from the Public Offering for general corporate purposes and to fund acquisitions.

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

The results of operations for the three months ended March 31, 2025, are not necessarily indicative of results to be expected for the year ended December 31, 2025, any other interim periods or any future year or period. The accompanying consolidated balance sheet as of December 31, 2024 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2024. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from the interim unaudited condensed consolidated financial statements.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The condensed consolidated financial statements include the accounts of Flywire and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Segment Information

The Company has a single operating and reportable segment. See Note 3 – Segment Information for additional details regarding the Company's significant segment expenses.

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

Impact of Inflation

Inflation did not have a material effect on the Company's cash flows and results of operations during the three months ended March 31, 2025.

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

To manage credit risk related to accounts receivable and unbilled receivables, the Company maintains an allowance for credit losses. The allowance is determined by applying a loss-rate method based on an aging schedule using the Company's historical loss rate. The Company also considers reasonable and supportable current and forecasted information in determining its estimated loss rates, such as external forecasts, macroeconomic trends, or other factors that are associated with the credit quality of the Company’s customer base. The Company did not experience any material credit losses for the three months ended March 31, 2025 and 2024.

Accounts receivable are derived from revenue earned from clients located in the U.S. and internationally. There were no clients that represented 10% or more of the accounts receivable balance at March 31, 2025 or December 31, 2024.

Funds receivable from payment partners consist primarily of cash held by the Company’s global payment processing partners that have not yet been remitted to the Company. Significant partners are those that represent 10% or more of funds receivable from payment partners as set forth in the following table:

	March 31, 2025	December 31, 2024
Partner A	10%	19%
Partner B	*	11%
Partner C	55%	28%

______________________

* Less than 10% of total balance.

During the three months ended March 31, 2025 and 2024, no client accounted for 10% or more of total revenue.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 1 - Business Overview and Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expenses in the condensed consolidated statements of operations and comprehensive loss. Advertising expenses for the three months ended March 31, 2025 and 2024 were $1.8 million and $1.6 million, respectively.

Recently Adopted Accounting Pronouncements

There were no recent accounting pronouncements adopted by Flywire during the quarter ended March 31, 2025.

Accounting Pronouncements Not Yet Adopted

The following Accounting Standards Updates (ASUs) were issued by the Financial Accounting Standards Board but not yet adopted by Flywire as of March 31, 2025:

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

	Three Months Ended March 31,
(in thousands)	2025	2024
Primary geographical markets
Americas	$63,382	$57,866
EMEA	47,448	36,160
APAC	22,622	20,077
Total revenue	$133,452	$114,103
Major solutions
Transactions	$108,490	$95,200
Platform and other revenues	24,962	18,903
Total revenue	$133,452	$114,103

Contract Balances from Contracts with Clients

The following table provides information about accounts receivable, unbilled receivables and deferred revenue from contracts with clients (in thousands):

	March 31, 2025	December 31, 2024
Accounts receivable, net	$33,585	$23,703
Unbilled receivables, net	11,431	15,453
Deferred revenue – current	21,228	7,337
Deferred revenue – non-current	194	207

For the three months ended March 31, 2025 and 2024, the Company recognized $3.2 million and $3.1 million in revenue from amounts that were included in deferred revenue as of December 31, 2024 and 2023, respectively.

Remaining Performance Obligations

The Company has performance obligations associated with certain clients' contracts for future services that have not yet been recognized as revenue. As of March 31, 2025, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied, including deferred revenue, was approximately $16.5 million. Of the total remaining performance obligations, the Company expects to recognize approximately 51.0% within the next year, 26.3% after one year through year two and 22.7% over the next three to five years thereafter. Actual amounts and timing of revenue recognized may differ due to subsequent contract modifications, renewals and/or terminations.

Note 3. Segment Information

The Company has a single operating and reportable segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the Company’s chief operating decision maker (CODM). The Company’s CODM is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. The Company's CODM evaluates company-wide performance based on multiple performance measures, including, but not limited to net income (loss).

The following table presents the Company's significant segment expenses and other segment items for the three months ended March 31, 2025 and 2024. The CODM does not regularly review segment asset information for the purpose of assessing performance and making resource allocation decisions; therefore, such information is not presented.

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue Less Ancillary Services (a)	$128,674	$110,171
Less:
Payment processing services costs	46,142	38,170
Personnel expense (b)	41,125	40,053
Other segment items (c)	23,255	18,229
Depreciation and amortization expense	5,878	4,500
Stock-based compensation expense (d)	15,923	15,182
Restructuring	7,339	—
Interest expense	724	142
Interest income	(2,934)	(5,879)
(Gain) loss from remeasurement of foreign currency	(3,576)	4,376
Gain on available-for-sale debt securities	(158)	—
(Benefit from) provision for income taxes	(884)	1,615
Segment income (loss)	$(4,160)	$(6,217)

____________________________

(a) Revenue Less Ancillary Services represents segment revenue.

(b) Personnel expense includes employees' and contractors' compensation in Technology and development, Selling and marketing and General and administrative operating expenses.

(c) Other segment items included in segment income (loss) includes the following expenses: professional fees, marketing, travel, facilities, software, acquisition and other general and administrative.

(d)Stock-based compensation expense includes employer payroll taxes.

See Note 2 - Revenue and Recognition for information regarding the Company's revenue by geographic area.

Note 4. Investments

During 2024, the Company began investing in a diversified portfolio of highly rated marketable debt securities, all of which are classified as available-for-sale. Available-for-sale debt securities with remaining maturities of greater than three months but less than one year and those identified by management at the time of purchase to be used to fund operations within one year are classified as short-term. All other available-for-sale securities are classified as long-term. Available-for-sale debt securities with readily determinable market values are recorded at fair value, and unrealized holding gains and temporary losses are recorded as a component of accumulated other comprehensive income, net of related estimated tax.

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

The following table summarizes the estimated fair value of available-for-sale debt securities included within short-term and long-term investments as of March 31, 2025 (in thousands):

	March 31, 2025
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Allowance for Credit Losses	Accrued Interest Receivable	Aggregate Fair Value
Short-term investments
Corporate bonds	$34,724	$30	$(2)		$—	$292	$35,044
U.S. Government obligations	24,291	29	(2)		—	94	24,412
Foreign Agency Securities	2,583	—	—	*	—	37	2,620
Commercial paper	2,747	—	—		—	—	2,747
Total short-term investments	$64,345	$59	$(4)		$—	$423	$64,823
Long-term investments
Corporate bonds	$6,372	$5	$(2)		$—	$40	$6,415
U.S. Government obligations	10,939	22	—	*	—	43	11,004
Asset-backed Securities	649	—	—	*	—	1	650
Total long-term investments	$17,960	$27	$(2)		$—	$84	$18,069

______________________

* Less than $1.

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

The following table summarizes the fair value of the Company's available-for-sale debt securities by remaining contractual maturity as of March 31, 2025 (in thousands):

Due within one year	$64,823
Due after one year through five years	18,069
Total investments	$82,892

As of March 31, 2025, approximately 15 out of approximately 91 investments in available-for-sale debt securities were in an unrealized loss position. The following table shows fair values and gross unrealized losses for available-for-sale debt securities that were in an unrealized loss position, for which an allowance for credit losses has not been recorded, as of March 31, 2025 (in thousands):

	March 31, 2025
	Less than 12 Months			12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term investments
Corporate bonds	$3,899	$(2)		$—	$—	$3,899	$(2)
U.S. Government obligations	1,997	(2)		—	—	1,997	(2)
Foreign Agency Securities	1,136	—	*	—	—	1,136	—	*
Commercial paper	904	—	*	—	—	904	—	*
Total short-term investments	$7,936	$(4)		$—	$—	$7,936	$(4)
Long-term investments
Corporate bonds	$1,131	$(2)		$—	$—	$1,131	$(2)
U.S. Government obligations	4,967	—	*	—	—	4,967	—	*
Asset-backed Securities	223	—	*	—	—	223	—	*
Total long-term investments	$6,321	$(2)		$—	$—	$6,321	$(2)

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

During the three months ended March 31, 2025, the Company received proceeds of $98.7 million from the sale of short-term and long-term investments, primarily used to partially pay down the outstanding debt under the Company's revolving credit facility used for the Sertifi acquisition, There have been no significant realized gains or losses on the sale of short-term and long-term investments during the three months ended March 31, 2025.

Note 5. Fair Value Measurements

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

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

	Measured at NAV as of March 31,	Measured at Fair Value as of March 31, 2025:
	2025	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$2,889	$—	$—	$—	$2,889
Short-term investments
Corporate bonds	—	—	35,044	—	35,044
U.S. Government obligations	—	—	24,412	—	24,412
Foreign Agency Securities	—	—	2,620	—	2,620
Commercial paper	—	—	2,747	—	2,747
Total short-term investments	—	—	64,823	—	64,823
Long-term investments
Corporate bonds	—	—	6,415	—	6,415
U.S. Government obligations	—	—	11,004	—	11,004
Asset-backed Securities	—	—	650	—	650
Total long-term investments	—	—	18,069	—	18,069
Total financial assets	$2,889	$—	$82,892	$—	$85,781
Financial Liabilities:
Foreign exchange contracts	$—	$—	$—	$(19)	$(19)
Contingent consideration	$—	$—	$—	$8,192	$8,192
Total financial liabilities	$—	$—	$—	$8,173	$8,173

	Measured at NAV as of December 31,	Measured at Fair Value as of December 31, 2024:
	2024	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$139,545	$—	$—	$—	$139,545
Foreign exchange contracts	—	—	—	49	49
Short-term investments
Corporate bonds	—	—	62,625	—	62,625
U.S. Government obligations	—	—	36,755	—	36,755
Treasury Bill	—	—	6,983	—	6,983
Foreign Agency Securities	—	—	2,607	—	2,607
Commercial paper	—	—	6,878	—	6,878
Total short-term investments	—	—	115,848	—	115,848
Long-term investments
Corporate bonds	—	—	23,100	—	23,100
U.S. Government obligations	—	—	21,384	—	21,384
Agency bond	—	—	2,469	—	2,469
Asset-backed Securities	—	—	3,172	—	3,172
Total long-term investments	—	—	50,125	—	50,125
Total financial assets	$139,545	$—	$165,973	$49	$305,567
Foreign exchange contracts	$—	$—	$—	$—	$—
Contingent consideration	$—	$—	$—	$5,094	$5,094
Total financial liabilities	$—	$—	$—	$5,094	$5,094

During the three months ended March 31, 2025 and year ended December 31, 2024, there were no transfers between Level 1, Level 2 or Level 3.

Contingent consideration

Sertifi LLC (Sertifi)

The fair value of the contingent consideration related to the gross profit milestones from the Company’s acquisition of Sertifi in February 2025 was determined using an option pricing model and the fair value of the contingent consideration related to the technology and security milestones was determined using a scenario-based method. Refer to Note 10 - Business Combinations for additional details on the Sertifi acquisition. The following table presents the unobservable inputs incorporated into the valuation of contingent consideration as of March 31, 2025.

March 31, 2025
Discount rate	6.6%
Probability of successful achievement *	37% - 50%

_____________________________

* Probability of successful achievement was set at different targets based on the Company’s estimates on achieving them. The weighted average probability of successful achievement as of March 31, 2025 was 40.9%.

Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively. Increases or decreases in any of the probabilities of success in which the revenue, top customers, product and IT milestones are expected to be achieved would result in higher or lower fair value measurement, respectively.

Invoiced Inc. (Invoiced)

The fair value of the contingent consideration related to the revenue milestones from the Company’s acquisition of Invoiced in August 2024 was determined using an option pricing model and the fair value of the contingent consideration related to the cross-selling, product and security and information technology (IT) milestones was determined using a scenario-based method. Refer to Note 10 - Business Combinations for additional details on the Invoiced acquisition. The following table presents the unobservable inputs incorporated into the valuation of contingent consideration as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Discount rate	6.47% - 6.59%	6.47% - 6.59%
Probability of successful achievement *	4% - 100%	4% - 100%

_____________________________

* Probability of successful achievement was set at different targets based on the Company’s estimates on achieving them. The weighted average probability of successful achievement as of March 31, 2025 was 59.8%.

Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively. Increases or decreases in any of the probabilities of success in which the revenue, top customers, product and IT milestones are expected to be achieved would result in higher or lower fair value measurement, respectively.

Learning Information Systems Pty Ltd. (StudyLink)

The fair value of the contingent consideration related to the revenue milestone from the Company’s acquisition of StudyLink in November 2023 was determined using an option pricing model and the fair value of the contingent consideration related to the volume of money movement, cross-selling and engineering implementation milestones was determined using a scenario-based method. Refer to Note 10 - Business Combinations for additional details on the StudyLink acquisition. The following table presents the unobservable inputs incorporated into the valuation of contingent consideration as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Discount rate	6.3% - 8.2%	6.3% - 8.2%
Probability of successful achievement *	0% -100%	0% -100%

_____________________________

* Probability of successful achievement was set at different targets based on the Company’s estimates on achieving them. The weighted average probability of successful achievement as of March 31, 2025 was 42.3%.

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

Changes in the fair value of contingent consideration are included as a component of general and administrative expense within the condensed consolidated statements of operations and comprehensive loss. The following table summarizes the changes in the carrying value of the contingent consideration for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning balance	$5,094	$2,882
Additions	2,924	—
Change in fair value	165	(478)
Foreign currency translation adjustment	9	(123)
Ending balance	$8,192	$2,281

* Contingent consideration when paid is bifurcated between financing and operating sections of the condensed consolidated statement of cash flows. Amounts paid up to the fair value initially recorded in purchase accounting is reported in the financing section of the condensed consolidated statement of cash flows, while any excess is reported in the operating section of the condensed consolidated statement of cash flows.

Note 6. Derivative Instruments

As part of the Company’s foreign currency risk management program, the Company uses foreign currency forward contracts to mitigate the volatility related to fluctuations in the foreign exchange rates. These foreign currency forward contracts are not designated as hedging instruments. Derivative transactions such as foreign currency forward contracts are measured in terms of the notional amount; however, this amount is not recorded on the condensed consolidated balance sheets and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged but is used only as the underlying basis on which the value of foreign exchange payments under these contracts is determined. As of March 31, 2025 and December 31, 2024, the Company had 10,508 and 18,858 open foreign exchange contracts, respectively. As of March 31, 2025 and December 31, 2024, the Company had foreign currency forward contracts outstanding with a notional amount of $28.4 million and $43.3 million, respectively.

The Company records all derivative instruments in the condensed consolidated balance sheets at their fair values. The Company recorded a liability of less than $0.1 million related to outstanding foreign exchange contracts at March 31, 2025 and for the year ended December 31, 2024 the Company recorded an asset of less than $0.1 million. The Company recognized gains of less than $0.1 million during the three months ended March 31, 2025 and 2024, respectively. Gains and losses are included as a component of general and administrative expense within the condensed consolidated statements of operations and comprehensive loss.

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates presented (in thousands):

	March 31, 2025	December 31, 2024
Accrued employee compensation and related taxes	$14,038	$17,950
Accrued vendor liabilities	3,690	3,992
Accrued income and other non-employee related taxes	7,558	8,699
Accrued professional services	3,068	1,879
Current portion of operating lease liabilities	1,568	1,719
Current portion of contingent consideration	5,269	4,113
Sales tax payable	2,071	—
Restructuring	1,735	—
Consideration payable for acquisition	5,016	—
Other accrued expenses and current liabilities	9,009	10,945
	$53,022	$49,297

Note 8. Property and Equipment, net

Property and equipment, net consisted of the following as of the dates presented (in thousands):

	March 31, 2025	December 31, 2024
Computer equipment and software	$3,971	$3,907
Internal-use software	24,539	23,378
Furniture and fixtures	734	904
Leasehold improvements	4,588	5,456
	33,832	33,645
Less: Accumulated depreciation and amortization*	(16,441)	(16,485)
	$17,391	$17,160

* For the three months ended March 31, 2025, accumulated depreciation and amortization expense included $(1,415) thousand of computer disposals and $(85) thousand of foreign currency translation adjustments. For the three months ended March 31, 2024, accumulated depreciation and amortization expense included $(140) thousand of computer disposals and $(117) thousand of foreign currency translation adjustments.

Depreciation of property and equipment and amortization of internal-use software for the three months ended March 31, 2025 and 2024 was $1.5 million and $1.3 million, respectively.

The Company capitalized $1.2 million and $1.5 million in costs related to internal-use software during the three months ended March 31, 2025 and 2024, respectively. Software developed for internal use is amortized on a straight-line basis over its estimated useful life of five years.

As of March 31, 2025 and December 31, 2024, the carrying value of internal-use software was $15.8 million and $15.4 million, respectively. Amortization expense related to internal-use software for the three months ended March 31, 2025 and 2024 was $1.1 million and $0.9 million, respectively.

Note 9. Restructuring

In February 2025, the Company announced a restructuring plan that is designed to improve operational efficiencies, reduce operating costs and better align the Company’s workforce with current business needs, top strategic priorities and key growth opportunities (collectively, the Restructuring Plan). In connection with the Restructuring Plan, the Company incurred restructuring and restructuring-related charges of $7.3 million during the three months ended March 31, 2025, recorded within restructuring expenses on the condensed consolidated statements of operations and comprehensive loss, primarily consisting of cash expenditures for severance payments and related expenses of $5.1 million, as well as non-cash expenditures related to acceleration of vesting of share-based awards of $2.2 million. As of March 31, 2025, the accrued restructuring liability was $1.9 million, which is included within accounts payable and accrued expenses and other current liabilities in the condensed consolidated balance sheets. The Company estimates total costs of approximately $7.3 million to $9.0 million to be incurred in connection with the Restructuring Plan and for the costs to be substantially complete by the end of the second quarter of 2025.

Note 10. Business Combinations

Sertifi

On February 24, 2025, Flywire acquired all of the issued and outstanding membership interests of Sertifi LLC (Sertifi) for upfront cash consideration of $330.0 million, subject to certain post-closing adjustments set forth in the Purchase and Sale Agreement (the Agreement), and contingent consideration of up to $10 million upon the completion or satisfaction of certain technical and commercial milestones by Sertifi. Sertifi is a vertical software and payments platform digitizing hospitality-specific workflows and associated payments. The acquisition of Sertifi was intended to accelerate the Company’s travel business and expand Flywire’s offerings to support over 20,000 hotel locations globally.

The Company paid the upfront cash consideration through a combination of cash on hand and $125.0 million borrowed from its existing 2024 Revolving Credit Facility.

The Company has performed initial valuation analyses necessary to assess the fair values of the assets acquired and liabilities assumed and the amount of goodwill to be recognized as of the acquisition date. These fair values were based on management’s estimates and assumptions; however, the amounts indicated are preliminary in nature and are subject to adjustment as additional information is obtained about the facts and circumstances that existed as of the acquisition date. Accordingly, there may be adjustments to the assigned values of acquired assets and liabilities assumed. Areas that remain preliminary primarily relate to net working capital adjustments, fair values of deferred revenue and the key underlying judgments and assumptions used in the acquired intangible assets, asset lives, as well as any changes to residual goodwill resulting from measurement period adjustments. The final determination of acquisition date fair values and residual goodwill will be completed as soon as practicable, and within the measurement period of up to one year from the acquisition date as permitted under GAAP. Any adjustments to provisional amounts that are identified during the measurement period will be recorded in the reporting period in which the adjustment is determined.

Pursuant to the terms of the Agreement, the Company acquired Sertifi for estimated total purchase consideration of approximately $335.9 million or $327.8 million, net of cash acquired, which consisted of (in thousands):

Cash consideration, net of cash acquired	$324,852
Estimated fair value of contingent consideration	2,924
Total purchase consideration, net of cash acquired	$327,776

The estimated cash consideration, net of cash acquired, of approximately $324.9 million consists of $319.9 million of cash paid upon closing, net of cash acquired and $5.0 million of estimated consideration payable for post-closing adjustments within 120 days of the closing date and has been recorded to other current liabilities in the condensed consolidated balance sheets. The Agreement provides for contingent consideration of up to $10.0 million, with an estimated fair value of $2.9 million on the date of acquisition, and represents additional payments that Flywire may be required to make in the future which are dependent upon the successful achievement of certain targets related to revenue and cross-selling of the Sertifi software as well as milestones related to the Sertifi software product and security and IT integration.

During the three months ended March 31, 2025, the Company incurred $2.5 million in transaction costs in connection with the Sertifi acquisition, which are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

The table summarizes the preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed (in thousands):

Cash	$8,109
Accounts receivable	6,418
Prepaid expenses and other current assets	982
Other assets	321
Goodwill	251,517
Identifiable intangible assets	86,500
Total assets acquired	353,847
Deferred revenue	14,347
Accounts payable and accrued expenses	3,615
Total liabilities assumed	17,962
Net assets acquired	335,885
Less: cash acquired	8,109
Net assets, less cash acquired	$327,776

The goodwill of $251.5 million arising from the acquisition of Sertifi can be attributed to a number of business factors, including an assembled workforce, and revenue and cost synergies expected to be realized. Goodwill from this acquisition is deductible for income tax purposes.

The following table reflects the estimated fair values of the identified intangible assets of Sertifi and their respective weighted-average amortization periods.

	Estimated Fair Values	Weighted- Average Estimated Amortization Periods
	(in thousands)	(years)
Developed technology	$29,000	8
Acquired relationships	52,900	18
Trade name/Trademark	4,600	10
	$86,500

The results of Sertifi have been included in the condensed consolidated financial statements since the date of the acquisition. Sertifi contributed $3.0 million in platform revenue and $1.7 million in transactional revenue during the three months ended March 31, 2025. During the three months ended March 31, 2025, Sertifi’s contribution of net income was immaterial.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information shows the results of the Company’s operations for the three months ended March 31, 2025 and 2024 as if the acquisition had occurred on January 1, 2024. The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired operations of Sertifi. The unaudited pro forma information reflects the effects of applying the Company’s accounting policies and certain pro forma adjustments to the combined historical financial information of the Company and Sertifi. The pro forma adjustments include:

•
incremental amortization expense associated with the estimated fair value of identified intangible assets;
•
incremental employee compensation expense for Sertifi employees;
•
Interest expense for borrowings related to the acquisition;
•
transaction costs; and
•
the estimated tax impact of the above items.

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Actual	Pro Forma	Actual	Pro Forma
	(in thousands)		(in thousands)
Revenue	$133,452	$140,209	$114,103	$122,476
Net loss	$(4,160)	$(4,840)	$(6,217)	$(10,329)

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

The business combination agreement provides for contingent consideration of up to $7.5 million, with an estimated fair value of $4.5 million on the date of acquisition, and represents additional payments that Flywire may be required to make in the future which are dependent upon the successful achievement of certain targets related to revenue and cross-selling of the Invoiced software as well as milestones related to the Invoiced software product and security and IT integration. As of March 31, 2025, the fair value of contingent consideration was $3.7 million, which includes $1.1 million related to a product integration milestone achieved during the three months ended March 31, 2025. During the year end December 31, 2024, the Company paid $1.1 million related to a product integration milestone achieved.

During the year ended December 31, 2024, the Company incurred $0.6 million in transaction costs in connection with the Invoiced acquisition, which are included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

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

The goodwill of $31.8 million arising from the acquisition of Invoiced can be attributed to a number of business factors, including an assembled workforce, and revenue and cost synergies expected to be realized. No goodwill from this acquisition will be deductible for income tax purposes.

The following table reflects the estimated fair values of the identified intangible assets of Invoiced and their respective weighted-average amortization periods.

	Fair Values	Weighted- Average Amortization Periods
	(in thousands)	(years)
Developed technology	$7,100	7
Acquired relationships	18,600	11
Trade name/Trademark	400	4
	$26,100

The results of Invoiced have been included in the condensed consolidated financial statements since the date of the acquisition. Invoiced contributed $1.5 million in platform revenue during the three months ended March 31, 2025. The Company has not disclosed net income or loss since the acquisition date as the business was fully integrated into the consolidated Company's operations and therefore it was impracticable to determine this amount.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information shows the results of the Company’s operations for the three months ended March 31, 2024 as if the acquisition had occurred on January 1, 2023. The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired operations of Invoiced. The unaudited pro forma information reflects the effects of applying the Company’s accounting policies and certain pro forma adjustments to the combined historical financial information of the Company and Invoiced. The pro forma adjustments include:

•
incremental amortization expense associated with the estimated fair value of identified intangible assets;
•
incremental employee compensation expense for Invoiced employees;
•
transaction costs; and
•
the estimated tax impact of the above items.

	Three Months Ended March 31, 2024
	Actual	Pro Forma
	(in thousands)
Revenue	$114,103	$115,518
Net Income (Loss)	$(6,217)	$(6,632)

Note 11. Goodwill and Acquired Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill as of the dates presented (in thousands):

	March 31, 2025	December 31, 2024
Beginning balance	$149,558	$121,646
Goodwill related to acquisitions	251,517	31,818
Foreign currency translation adjustment	1,640	(3,906)
Ending balance	$402,715	$149,558

Acquired Intangible Assets

Acquired intangible assets subject to amortization consisted of the following (dollars in thousands):

	March 31, 2025
	Gross Carrying Value*	Accumulated Amortization**	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$74,657	$(28,033)	$46,624	6.58
Acquired Relationships	173,998	(23,579)	150,419	12.25
Trade Name/Trademark	5,125	(154)	4,971	10.14
	$253,780	$(51,766)	$202,014

* Includes $(3,253) thousand of foreign currency translation adjustments.

** Includes $9 thousand of foreign currency translation adjustments.

	December 31, 2024
	Gross Carrying Value*	Accumulated Amortization**	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$45,546	$(26,312)	$19,234	4.90
Acquired Relationships	120,119	(21,104)	99,015	10.12
Trade Name/Trademark	524	(89)	435	3.30
	$166,189	$(47,505)	$118,684

* Includes $(4,394) thousand of foreign currency translation adjustments.

** Includes $410 thousand of foreign currency translation adjustments.

Amortization expense for the three months ended March 31, 2025 and 2024 was $4.1 million and $2.9 million, respectively.

As of March 31, 2025, the estimated annual amortization expense of intangible assets for each of the next five years and thereafter is expected to be as follows (in thousands):

Estimated Amortization Expense
Remaining of fiscal year 2025	$15,493
2026	20,992
2027	21,105
2028	20,784
2029	19,886
2030	17,983
Thereafter	85,771
$202,014

Note 12. Debt

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

The 2024 Revolving Credit Facility contains customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, require the Company to satisfy certain financial covenants and restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the 2024 Revolving Credit Facility becoming immediately due and payable and termination of the commitments. The Company was in compliance with all covenants associated with the 2024 Revolving Credit Facility as of March 31, 2025.

During the three months ended March 31, 2025, the Company drew down $125.0 million under the 2024 Revolving Credit Facility in connection with the acquisition of Sertifi. During the three months ended March 31, 2025, the Company also repaid $65.0 million against the 2024 Revolving Credit Facility. The outstanding balance of the 2024 Revolving Credit Facility was $60.0 million at March 31, 2025, which is due and payable in February 2029 and is classified as long-term debt on the condensed consolidated balance sheet. There was no outstanding balance of the 2024 Revolving Credit Facility at December 31, 2024.

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

As of March 31, 2025 and December 31, 2024, there was no outstanding indebtedness under the 2021 Revolving Credit Facility.

Interest expense for each of the three months ended March 31, 2025 and 2024 was $0.7 and $0.1 million, respectively. Included in interest expense for the three months ended March 31, 2025 and 2024 is less than $0.1 million of amortization of debt issuance costs.

Letter of Credit

As of March 31, 2025 and December 31, 2024, the Company had an outstanding and unused letter of credit in the amount of approximately $2.5 million, for the purpose of protecting a third-party service provider against default on payroll payments. The letter of credit may be terminated at any time by the Company upon notice.

Note 13. Stockholders’ Equity

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

During the three months ended March 31, 2025, the Company repurchased 3,562,643 shares of its common stock for an aggregate amount, including commissions and accrued excise tax, of $48.4 million under the Repurchase Program. The repurchased shares are currently being held as treasury stock. As of March 31, 2025, approximately $57.0 million of the originally authorized amount under the Repurchase Program remained available for future repurchases.

All of the Company’s repurchases are subject to a one percent excise tax enacted by the Inflation Reduction Act of 2022 (the IRA). The amount of share repurchases subject to the excise tax are reduced by the fair market value of any shares issued during the taxable year. For the three months ended March 31, 2025, the Company accrued $0.5 million of related excise tax pursuant to the IRA which is included in the cost of treasury stock on the Company's condensed consolidated balance sheet.

Treasury Stock

The Company may issue treasury stock upon the exercise of stock options and vesting of restricted stock units granted under its equity incentive plans. The Company issued 19,182 treasury shares at an average cost of $9.91 per share during the three months ended March 31, 2025. The Company issued 14,504 treasury shares at an average cost of $0.30 per share during the three months ended March 31, 2024. The Company intends to issue treasury shares as long as an adequate number of those shares are available.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during the period and is comprised of net income (loss) and other comprehensive income (loss). Accumulated other comprehensive income (AOCI) reported on the Company's condensed consolidated balance sheets for the period ending March 31, 2025 consists of foreign currency translation adjustment and the unrealized gains and losses, net of applicable taxes, on available-for-sale debt securities.

The following table summarizes the changes in AOCI for the three months ended March 31, 2025 (in thousands):

	Unrealized Gains (Losses) on Available-for- sale Debt Securities, net	Foreign Currency Translation Adjustment	Estimated Tax (Expense) Benefit	Total
Beginning balance	$208	$(2,274)	$—	$(2,066)
Other comprehensive income before reclassifications	(129)	2,677	—	2,548
Less: Amount of gain (loss) reclassified from AOCI	—	—	—	—
Net current period other comprehensive income	(129)	2,677	—	2,548
Ending balance	$79	$403	$—	$482

Changes in AOCI for the three months ended March 31, 2024 consisted of foreign currency translation adjustment only. Refer to the Company's condensed consolidated statements of stockholders’ equity for the changes in AOCI for the three months ended March 31, 2024.

Reserved Shares of Common Stock for Future Issuance

As of March 31, 2025, the Company had reserved shares of common stock for future issuance as follows:

Issued and outstanding stock options	5,636,581
Issued and outstanding restricted stock units	11,930,639
Available for issuance under the 2021 Equity Incentive Plan	16,263,616
Available for issuance under Employee Stock Purchase Plan	5,750,600
Available for conversion of non-voting common stock	1,873,320
41,454,756

Note 14. Stock-Based Compensation

Equity Incentive Plan

In April 2021, the Company’s board of directors adopted, and in May 2021 its stockholders approved the 2021 Equity Incentive Plan (the 2021 Plan).

No further awards are being made under the Company’s 2009 Equity Incentive Plan, as amended (the 2009 Plan) or the Company’s 2018 Stock Incentive Plan (the 2018 Plan); however, awards outstanding under each of the 2009 Plan and 2018 Plan will continue to be governed by their existing terms. With the establishment of the 2021 Plan, upon the expiration, forfeiture, cancellation, or reacquisition of any stock-based awards granted under the 2009 Plan or 2018 Plan, an equal number of shares will become available for grant under the 2021 Plan. The 2021 Plan, 2018 Plan and 2009 Plan are collectively referred to as the “Equity Incentive Plans”.

The 2021 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other forms of equity compensation (collectively, equity awards). A total of 26,116,754 shares of the Company’s common stock have been reserved for issuance under the 2021 Plan in addition to (i) any annual automatic evergreen increases in the number of shares of common stock reserved for issuance under the 2021 Plan and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any stock-based awards granted under the 2009 Plan or 2018 Plan, an equal number of shares of common stock will become available for grant under the 2021 Plan.

As of March 31, 2025, a total of 16,263,616 shares of the Company's common stock were available for future issuance under the 2021 Plan.

Stock Options

Stock options granted under the 2009 Plan, 2018 Plan and the 2021 Plan generally vest based on continued service over four years and expire within ten years from the date of grant. Any options that are canceled or forfeited before expiration become available for future grants.

The Company did not grant any options to purchase shares of common stock during the three months ended March 31, 2025.

As of March 31, 2025, there was $1.4 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.63 years.

Restricted Stock Units

Starting in 2021, the Company awarded restricted stock units to employees and certain non-employee board members under the 2021 Plan. During the three months ended March 31, 2025, the Company awarded restricted stock units covering an aggregate of 7.1 million shares of common stock. The fair value of each restricted stock unit is estimated based on the fair value of the Company's common stock on the date of the grant. The restricted stock units vest over the requisite service period, which range between one and four years from the date of the grant, subject to the continued employment of the employees and service of the non-employee board members.

As of March 31, 2025, there was $171.6 million of total unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 3.10 years.

Employee Stock Purchase Plan

In April 2021, the Company’s board of directors adopted, and in May 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (ESPP), which became effective on May 28, 2021. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to "eligible employees". A total of 5,082,470 shares of common stock have been reserved for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of common stock reserved for future issuance under the ESPP. The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of a share of common stock on the first or last day of the offering period, whichever is lower. Eligible employees can contribute up to the lesser of 15% of their eligible compensation and the IRS limit. Offering periods are generally 6 months long.

As of March 31, 2025, a total of 5,750,600 shares of the Company's common stock were available for future issuance under the ESPP.

The fair value of the ESPP offering during the three months ended March 31, 2025 was estimated at the start of the offering period using the Black-Scholes option-pricing model with the following assumptions: (i) expected term of 0.5 years, (ii) expected volatility of 61.91%, (iii) risk-free interest rate of 5.24% and (iv) expected dividend yield of 0%.

As of March 31, 2025, the total unrecognized compensation expense related to the ESPP was $0.3 million, which is expected to be amortized over the next 3 months.

Stock-Based Compensation Costs

The following table summarizes the stock-based compensation expense for (i) stock options and restricted stock units granted to employees and non-employee board members and (ii) ESPP shares that were purchased by employees that were recorded in the Company’s condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2025	2024
Technology and development	$3,217	$2,592
Selling and marketing	4,560	3,960
General and administrative	8,226	8,290
Restructuring	2,215	—
Total stock-based compensation expense	$18,218	$14,842

During the three months ended March 31, 2025 and 2024, $0.4 million and $0.2 million, respectively, of stock-based compensation was charged to internal-use software.

On November 6, 2023, the Company entered into a Transition Agreement with its previous Chief Financial Officer (Prior CFO). Pursuant to the terms of the Transition Agreement (including the receipt by the Company of a release from the Prior CFO), the Company agreed to modify its Prior CFO's outstanding stock options and restricted stock units to (i)

accelerate vesting for nine months from the date of the termination of the Prior CFOs employment with the Company (the Separation Date), and (ii) extend the exercise period of his vested nonqualified stock options from ninety days to one year following the Separation Date. To receive these benefits, the Prior CFO had to remain employed through March 31, 2024. As a result of this modification, the Company recognized additional compensation expense of $1.3 million during the three months ended March 31, 2024. There was no additional compensation expense recognized as a result of this modification during the three months ended March 31, 2025.

Note 15. Net Loss per Share

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

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three months ended March 31, 2025 and 2024; accordingly, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders.

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

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(4,160)	$(6,217)
Net loss attributable to common stockholders – basic and diluted	$(4,160)	$(6,217)
Denominator:
Weighted average common shares outstanding – basic and diluted	123,235,263	123,143,343
Net loss per share attributable to common stockholders – basic and diluted	$(0.03)	$(0.05)

Outstanding potentially dilutive securities, which were excluded from the diluted net income (loss) per share calculations because they would have been antidilutive were as follows as of the dates presented:

	Three Months Ended March 31,
	2025	2024
Unvested restricted stock units	11,930,639	6,809,244
Stock options to purchase common stock	5,636,581	7,366,719
Employee stock purchase plan shares	101,280	—
	17,668,500	14,175,963

Note 16. Income Taxes

The Company’s (benefit from) provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period. The Company recorded an income tax benefit of $0.9 million and income tax provision of $1.6 million for the three months ended March 31, 2025 and 2024, respectively. The income tax benefit for the three months ended March 31, 2025 was driven by the Company's pre-tax loss position in the period. The income tax provision for the three months ended March 31, 2024 was primarily attributable to activity in the Company's foreign subsidiaries and U.S. state taxes

The Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to the change in valuation allowance in the U.S. The Company is open to future tax examinations from 2019 to the present; however, carryforward attributes that were generated prior to 2018 may still be adjusted upon examination by federal, state or local tax authorities to the extent they will be used in a future period.

The Company’s management evaluates the realizability of the Company’s deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during the foreseeable future. As of March 31, 2025, the Company continues to maintain a full valuation allowance of the U.S. net deferred tax assets.

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

As of March 31, 2025, the Company was not a party to any litigation the outcome of which, the Company believes, if determined adversely to it, would individually or in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows.

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

Indemnification

In the ordinary course of business, the Company agrees to indemnify certain partners and clients against third-party claims asserting infringement of certain intellectual property rights, data privacy breaches, damages caused to property or persons, or other liabilities relating to or arising from the Company’s payment platform or other contractual obligations. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any pending indemnification matters or claims, individually or in the aggregate, that are expected to have a material adverse effect on its financial position, results of operations, or cash flows and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements for the periods ended March 31, 2025 and December 31, 2024.

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

•
Rapid domestic and international payments volume growth. We have grown our total payment volume by approximately 20% period-over-period from $7.0 billion during the three months ended March 31, 2024 to $8.4 billion during the three months ended March 31, 2025.
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

As of March 31, 2025, we serve over 4,600 clients around the world, excluding clients acquired from the Sertifi and Invoiced acquisitions. In education, we serve more than 3,100 institutions. In healthcare, we power more than 100 healthcare systems, including four of the top 10 healthcare systems in the United States ranked by hospital size as of December 31, 2024. In our travel and B2B verticals, we have a growing portfolio of approximately 1,300 clients as of March 31, 2025.

Our success in building our client base around the world and expanding utilization by our clients’ customers has allowed us to achieve significant scale. We enabled approximately $29.7 billion, $8.4 billion, and $7.0 billion in total payment volume during the year ended December 31, 2024 and three months ended March 31, 2025 and 2024, respectively. We generated revenue of $492.1 million and $403.1 million for the years ended December 31, 2024 and 2023, respectively, and had net income of $2.9 million and net loss of $8.6 million, respectively, for the same years. We generated revenue of $133.5 million and $114.1 million for the three months ended March 31, 2025 and 2024, respectively, and had net loss of $4.2 million and $6.2 million, respectively, for the same periods.

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

We had approximately 1,180 full-time FlyMates as of March 31, 2025, compared to approximately 1,235 full-time FlyMates as of March 31, 2024, a decrease of 4.5%.

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

Recent Acquisitions

In February 2025, we entered into a Purchase and Sale Agreement (the Agreement) to acquire the business of Sertifi LLC (Sertifi) for upfront cash consideration of $330 million, subject to certain post-closing adjustments set forth in the Agreement, and contingent consideration of up to $10 million upon the completion or satisfaction of certain technical and commercial milestones by Sertifi. Sertifi is a vertical software and payments platform digitizing hospitality-specific workflows and associated payments. We paid the upfront cash consideration through a combination of cash on hand and $125 million borrowed from our existing 2024 Revolving Credit Facility. The acquisition of Sertifi was intended to accelerate the Company’s travel business and expand its offerings to support over 20,000 hotel locations globally. Sertifi contributed $3.0 million in platform revenue and $1.7 million in transactional revenue during the three months ended March 31, 2025.

In August 2024, we acquired all of the issued and outstanding shares of Invoiced for an estimated total aggregate purchase price of approximately $52.3 million, consisting of approximately $47.8 million in cash consideration, net of cash acquired and up to $7.5 million of contingent consideration. The contingent consideration represents additional payments that we may be required to make in the future dependent on the successful achievement of revenue, cross-selling, product and security and IT milestones. Invoiced is a U.S.-based SaaS B2B company that provides accounts receivable software that automates all aspects of billing, collections, payments, reporting and forecasting within a single online platform. The acquisition of Invoiced was intended to accelerate our global expansion in our B2B vertical. Invoiced contributed $0.9 million in platform revenue during the three months ended March 31, 2025.

Restructuring

In February 2025, we announced a restructuring plan that is designed to improve operational efficiencies, reduce operating costs and better align our workforce with current business needs, top strategic priorities and key growth opportunities (collectively, the Restructuring Plan). In connection with the Restructuring Plan, we incurred restructuring and restructuring-related charges of $7.3 million during the three months ended March 31, 2025, recorded within restructuring expenses on the condensed consolidated statements of operations and comprehensive loss, primarily consisting of cash expenditures for severance payments, employee benefits and facilitation costs of $5.1 million, as well as non-cash expenditures related to acceleration of vesting of share-based awards of $2.2 million. As of March 31, 2025, the accrued restructuring liability was $1.9 million, which is included within accounts payable and accrued expenses and other current liabilities in the condensed consolidated balance sheets. We estimate total costs of approximately $7.0 million to $9.0 million to be incurred in connection with the Restructuring Plan and for the costs to be substantially complete by the end of the second quarter of 2025.

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

	Three Months Ended March 31,
(dollars in millions)	2025	2024	$ Change	% Change
Transaction payment volume	$6,426.0	$4,999.6	$1,426.4	29%
Platform and other revenues payment volume	1,945.0	1,953.3	(8.3)	(0)%
Total payment volume	$8,371.0	$6,952.9	$1,418.1	20%

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

Mix of Business on Our Platform

Our revenue is affected by several factors, including the amount of payment volume processed by us on behalf of our clients, the industry in which our clients operate, the currency in which payments are made and received, the method of payment and the number of payment plans initiated by our clients’ customers. For example, we recognize more transaction revenue as our clients engage in cross border payment flows compared to domestic payments, which may increase or decrease depending on the industry in which our clients operate. We may experience shifts in the type of revenue we earn (transaction revenue or platform and other revenues) depending on the nature of the activity of our clients and our clients’ customers on our platform.

Investment in Technology and Development and Sales and Marketing

We make significant investments in both new solutions and existing solution enhancement. New solution features and functionality are brought to market through a variety of distribution and promotional activities. We plan to continue to adopt emerging technologies, expand our library of software integrations and invest in the development of more features. At the same time, we are optimizing our systems and tools, consolidating our vendor footprint and automating processes. While we expect our expenses related to technology and development to increase, we believe these investments will contribute to long-term growth and profitability.

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

Impacts Resulting From Government Changes to International Student Visa Policies

Revenue from our education clients, which primarily includes clients in the United States, Canada, U.K., Europe, and Asia Pacific/Australia, is affected by several factors, including policies enacted by government organizations around the world that cap the issuance of international student visas. In January 2024, the Canadian government announced what at the time appeared to be a temporary intake cap on international student permit applications to stabilize new growth for a period of two years. This cap – intended to address Canada’s housing shortage, overburdened health systems, and rising costs of living – has reportedly reduced the number of international students coming to Canada by about 40% since implementation. Building on these changes, the Immigration, Refugees, and Citizenship Canada (IRCC) announced in January 2025 that new study permits for international students will be reduced by 10% from the 2024 target of 485,000 to 437,000 in 2025 and 2026. When first instituted by the IRCC, the cap initially excluded students enrolled in master’s and PhD programs, but recent reports indicate that the 2025 and 2026 study permit intake cap will include master’s and doctoral students. Additionally, in November 2024, Canada ended its Student Direct Stream (SDS) program for expedited international student visa processing, and international students applying to study in Canada no longer need to prepay tuition to apply for a study permit. These limitations have resulted in a corresponding reduction in payment flows, which had an adverse effect on our business in the first quarter of 2025 and which we anticipate will continue to impact our Canada revenues and revenue growth in 2025.

Similarly, since late 2023, the Australian government has taken similar actions to tighten international student visa rules, including an increase in the amount of minimum savings that international students would need to have in order to obtain a visa, raising the standards of the English language proficiency requirements for student and graduate visas, a 125% increase in the visa fee for international students, and the imposition of a ban for holders of visitor visas and students holding temporary graduate visas from applying for a student visa while in Australia. In August 2024, the Australian government announced the setting of a national planning level to apply from January 1, 2025 and which is intended to limit the number of new overseas student places available in Australia – including a ceiling of 270,000 international students for calendar year 2025. However, in December 2024, the government announced a change of course, instead implementing a system to introduce two categories of student visa processing: “high priority” and “standard priority”, with all international education providers to receive high priority processing up to 80% of their indicative international student cap. After reaching 80%, the providers will receive standard priority processing. These new Australian government policies, including university quotas, slower visa processing, higher fees, and stricter financial and language requirements, has had an adverse impact on our business in the first quarter of 2025 and we anticipate will continue to impact our Australian revenues in 2025.

Other governments where our client institutions are located, including in the U.S., may introduce measures from time to time to manage the growth of the international student population in their respective countries, which may have adverse effects on our business. Our U.S. market saw slower growth in the first quarter of 2025 due to shifting visa trends. In addition, in the first quarter of 2025 U.S. policy shifts have prompted dramatic action to rescind student visas (including deportation of students), plan additional cutbacks to the volume of international student visa issuances and more closely scrutinize applications for international student visas, and to cut government support for higher education, adding to uncertainty around the number of students coming to the U.S. to study in the near future. Delays in issuances of visas or visa denials may discourage prospective international students from choosing U.S. institutions as places for study. The existing rules and any introduction of new rules further limiting the attractiveness of international study by the governments of countries where our client institutions are located has and is expected in the near term to continue to adversely impact the growth of our business in the applicable regions. We expect these changes to U.S. immigration policy and heightened trade tensions from the threat or imposition of tariffs will also dampen demands for international study and impact our revenue growth in the U.S. in 2025.

There is still a degree of uncertainty in terms of the impact the changes to international student visa policy and international trade policies will have on our U.S., Canadian and Australian education markets. We continue to see growth in new customers in our U.S., Canada and Australia education markets, providing a lever to offset some of the expected decline in new incoming international student growth resulting from these government changes to international student visa policies and international trade policies. Our business continues to remain strong amid these visa-related policy shifts, benefiting from our increasingly global and diversified footprint across verticals, sub-sectors, countries, currencies and clients.

Impact of Inflation

Inflation did not have a material effect on our cash flows and results of operations during the three months ended March 31, 2025.

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

Business Continuity

We have a history of operating losses and while we have experienced significant revenue growth in recent years and achieved profitability on a GAAP basis in the year ended December 31, 2024, we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to strategically invest in headcount and technologies and systems to improve operating efficiencies, to further develop and enhance our solutions, including introducing new functionality, and to expand our marketing programs and sales teams to drive new client adoption, expand strategic partner integrations, and support international and industry expansion. Our operating results are also impacted by the mix of our revenue generated from our different revenue sources, which include transaction revenue and platform and other fee revenue. Changes in our revenue mix from quarter to quarter, including those derived from cross-border or domestic currency transactions, will impact our margins, and we may not be able to grow our gross margin adequately to achieve or sustain profitability. In addition, the mix of payment methods utilized by our clients’ customers may have an impact on our margins given that our costs associated with certain payment methods, such as credit cards, are higher than other payment methods accepted by our solutions, such as bank transfers. We are addressing operating losses by making continued improvements designed to create operating efficiencies and a focus on cost discipline, including investing in automation and product development to further enhance our offerings with a focus on scale and productivity across all areas. Beginning in the first quarter of 2025 and continuing into the second quarter of 2025, we implemented a restructuring plan designed to improve operational efficiencies, reduce operating costs and better align the Company’s workforce with current business needs, top strategic priorities and key growth opportunities. We believe these improvements, our strong product portfolio, client retention and established product market fit along with strong gross margins and cash flows from operations will help us achieve our goal of maintaining positive annual GAAP net income in the future. While we expect that our clients’ business and our business will continue to be adversely impacted, directly or indirectly, by the ongoing macroeconomic and geopolitical issues, as of the date of this report. However, the extent of the ongoing impact of these macroeconomic events on our and our clients’ business, our markets and on global economic activity however, is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time.

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

Technology and Development

Technology and development includes (a) costs incurred in connection with the development of our solution and the improvement of existing solutions, including the amortization of software and website development costs incurred in developing our solution, which are capitalized, and acquired developed technology, (b) site operations and other infrastructure costs incurred, (c) amortization related to capitalized cost to fulfill a contract, (d) personnel-related expenses, including salaries, stock-based compensation and other expenses, (e) hardware and software engineering, consultant services and other costs associated with our technology platform and products, (f) research materials and facilities, and (g) depreciation and maintenance expense.

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

Restructuring

In February 2025, we announced the Restructuring Plan that is designed to improve operational efficiencies, reduce operating costs and better align our workforce with current business needs, top strategic priorities and key growth opportunities. Restructuring expenses included restructuring and restructuring related expenses incurred as part of the Restructuring Plan announced in February 2025, related to employee transition, notice period, severance, employee benefits and facilitation costs.

Interest Expense

Interest expense consists of interest, amortization of debt issuance costs and unused commitment fees on our 2024 Revolving Credit Facility and 2021 Revolving Credit Facility.

On February 23, 2024, we entered into our 2024 Revolving Credit Facility for a total commitment of $125.0 million. The 2024 Revolving Credit Facility replaced the 2021 Revolving Credit Facility of $50.0 million, which were entered into in July 2021, under which $50.0 million was available to Flywire as of December 31, 2023. As of March 31, 2025 and 2024, there was $60.0 million and $0.0 million in indebtedness outstanding under the 2024 Revolving Credit Facility or 2021 Revolving Credit Facility, respectively.

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

Results of Operations

Comparison of results for the three months ended March 31, 2025 and 2024

All dollar amounts in the tables below are rounded and as a result, certain amounts may not recalculate using the rounded amounts provided.

The following table sets forth our consolidated results of operations for periods presented:

	Three Months Ended March 31,
(dollars in millions)	2025	2024	$ Change	% Change
Revenue	$133.5	$114.1	$19.4	17.0%
Payment processing services costs	50.6	41.7	8.9	21.3%
Technology and development	16.9	16.7	0.2	1.2%
Selling and marketing	36.6	30.1	6.5	21.6%
General and administrative	33.1	31.6	1.5	4.7%
Restructuring	7.3	—	7.3	—
Total costs and operating expense	144.5	120.1	24.4	20.3%
Loss from operations	(11.0)	(6.0)	(5.0)	83.3%
Interest expense	(0.7)	(0.1)	(0.6)	600.0%
Interest income	2.9	5.9	(3.0)	(50.8)%
Gain (loss) from remeasurement of foreign currency	3.6	(4.4)	8.0	(181.8)%
Gain on available-for-sale debt securities	0.2	—	0.2	—
Total other income (expense), net	6.0	1.4	4.6	328.6%
Loss before (benefit from) provision for income taxes	(5.0)	(4.6)	(0.4)	8.7%
(Benefit from) provision for income taxes	(0.9)	1.6	(2.5)	(156.3)%
Net loss	(4.2)	(6.2)	2.0	(32.3)%
Foreign currency translation adjustment	2.7	(1.4)	4.1	(292.9)%
Unrealized losses on available-for-sale debt securities, net of taxes	(0.1)	—	(0.1)	100.0%
Comprehensive loss	$(1.6)	$(7.6)	$6.0	(78.9)%

Revenue

Revenue was $133.5 million for the three months ended March 31, 2025, compared to $114.1 million for the three months ended March 31, 2024, an increase of $19.4 million or 17.0%. Revenue is comprised of transaction revenue and platform and other revenues as follows:

	Three Months Ended March 31,
(dollars in millions)	2025	2024	$ Change	% Change
Transaction revenue	$108.5	$95.2	$13.3	14.0%
Platform and other revenues	25.0	18.9	6.1	32.3%
Revenue	$133.5	$114.1	$19.4	17.0%

Transaction revenue was $108.5 million for the three months ended March 31, 2025, compared to $95.2 million for the three months ended March 31, 2024, an increase of $13.3 million or 14.0%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes inclusive of the Sertifi acquisition for the three months ended March 31, 2025 from both our existing clients and new clients added during the three months ended March 31, 2025 compared to three months ended March 31, 2024. Our transaction payment volume outpaced our revenue growth during the three months ended March 31, 2025, primarily due to the increase in domestic transactions that have a lower average monetization rate. We experienced growth in transaction payment volume across most regions and verticals during the period, excluding Canada, which decreased primarily due to Canada’s international student permit applications cap introduced earlier in 2024. Transaction payment volume increased approximately 28% during the three months ended March 31, 2025 to $6.4 billion compared to $5.0 billion during the three months ended March 31, 2024.

Platform and other revenues were $25.0 million for the three months ended March 31, 2025, compared to $18.9 million for the three months ended March 31, 2024, an increase of $6.1 million or 32.3%. The increase in platform and other revenues was driven by the Sertifi and Invoiced acquisitions, an increase in healthcare platform products, revenue from interest earned on funds held for customers in interest-bearing accounts, offset by a decrease in revenue for insurance products.

Payment Processing Services Costs

Payment processing services costs were $50.6 million for the three months ended March 31, 2025, compared to $41.7 million for the three months ended March 31, 2024, an increase of $8.9 million or 21.3%.The increase in payment processing services costs is correlated with the increase in transaction payment volume of 28% over the same period.

Technology and Development

Technology and development expenses were $16.9 million for the three months ended March 31, 2025, compared to $16.7 million for the three months ended March 31, 2024, an increase of $0.2 million or 1.2%. The increase in technology and development cost was primarily driven by an increase in personnel costs and stock-based compensation expense, offset by a decrease in software tools. Personnel costs were $10.8 million for the three months ended March 31, 2025 compared to $10.4 million for the three months ended March 31, 2024, an increase of $0.4 million or 3.8%. The increase in personnel costs was primarily driven by an increase in headcount within our technology and development teams prior to the restructuring that occurred during the three months ended March 31, 2025. Stock-based compensation expense was $3.2 million for the three months ended March 31, 2025, compared to $2.6 million for the three months ended March 31, 2024, an increase of $0.6 million or 23.1%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates. Software tools were $1.1 million for the three months ended March 31, 2025, compared to $1.6 million for the three months ended March 31, 2024, a decrease of $0.5 million or 31.3%. The decrease in software tools was primarily due to optimization of our technology infrastructure.

Selling and Marketing

Selling and marketing expenses were $36.6 million for the three months ended March 31, 2025, compared to $30.1 million for the three months ended March 31, 2024, an increase of $6.5 million or 21.6%. The increase in selling and marketing expenses was primarily driven by an increase in personnel costs, stock-based compensation expense, professional fees, software tools and depreciation and amortization expense. Personnel costs were $18.5 million for the three months ended March 31, 2025, compared to $16.3 million for the three months ended March 31, 2024, an increase of $2.2 million or 13.5%. The increase in personnel costs was primarily driven by an increase in headcount within our selling and marketing teams prior to the restructuring that occurred during the three months ended March 31, 2025. Stock-based compensation expense was $4.6 million for the three months ended March 31, 2025, compared to $4.0 million for the three months ended March 31, 2024, an increase of $0.6 million or 15.0%. The increase in stock-based compensation was attributable to equity grants awarded to existing and new FlyMates. Professional fees were $6.1 million for the three months ended March 31, 2025, compared to $4.4 million for the three months ended March 31, 2024, an increase of $1.7 million or 38.6%. The increase in professional fees was primarily due to increases in third party commissions. Software tools were $1.1 million for the three months ended March 31, 2025, compared to $0.7 million for the three months ended March 31, 2024, a decrease of $0.4 million or 57.1%. The increase in software tools was primarily due to the acquisition of Sertifi. Depreciation and amortization was $3.0 million for the three months ended March 31, 2025, compared to $1.9 million for the three months ended March 31, 2024, an increase of $1.1 million or 57.9%. The increase in depreciation and amortization expense was primarily due to acquired intangible assets related to the Sertifi and Invoiced acquisitions.

General and Administrative

General and administrative expenses were $33.1 million for the three months ended March 31, 2025, compared to $31.6 million for the three months ended March 31, 2024, an increase of $1.5 million or 4.7%. The increase in general and administrative expenses was primarily driven by increases in acquisition costs and the change in fair value of contingent consideration, partially offset by a decrease in personnel costs. Acquisition costs were $2.5 million for the three months ended March 31, 2025, compared to less than $0.1 million for the three months ended March 31, 2024, an increase of $2.4 million. The increase in acquisition costs was attributable to the Sertifi acquisition during the three months ended March 31, 2025. The increase in the fair value of contingent consideration was $0.2 million for the three months ended March 31, 2025, compared to a reduction of $0.5 million for the three months ended March 31, 2024, representing a change of $0.7 million. The increase in the fair value of contingent consideration during the three months ended March 31, 2025 was due to the time value of money as we progress closer to payment of the contingent consideration liability for the StudyLink and Invoiced acquisitions and the decrease in the fair value of contingent consideration during the three months ending March 31, 2024, was primarily due to a revised estimate on a cross-sell target related to the StudyLink acquisition. Personnel costs were $11.9 million for the three months ended March 31, 2025, compared to $13.2 million for the three months ended March 31, 2024, a decrease of $1.3 million or 9.8%. The decrease in personnel costs was primarily driven by a decrease in bonus expense for a reduction in annual incentives.

Restructuring

Restructuring expenses were $7.3 million for the three months ended March 31, 2025. There were no restructuring expenses during the three months ended March 31, 2024. Restructuring expenses included restructuring and restructuring-related expenses incurred as part of the Restructuring Plan announced in February 2025, related primarily to severance payments and other related expenses of $5.1 million and $2.2 million of expense related to the acceleration of stock-based compensation for terminated employees.

Interest Expense

Interest expense was $0.7 million for the three months ended March 31, 2025, compared to $0.1 million for the three months ended 2024. During the three months ended March 31, 2025, we drew down $125.0 million and repaid $65.0 million from our 2024 Revolving Credit Facility. As of March 31, 2025, there was $60.0 million outstanding indebtedness under the 2024 Revolving Credit Facility. Interest expense consists primarily of interest expense, amortization of debt issuance costs and unused commitment fees related to our 2024 Revolving Credit Facility and our former 2021 Revolving Credit Facility.

Interest Income

Interest income was $2.9 million for the three months ended March 31, 2025, compared to $5.9 million for the three months ended March 31, 2024, a decrease of $3.0 million or 50.8%. The decrease in interest income was primarily attributable to the decrease in our cash balance as a result of spending cash on our share repurchase program and the acquisition of Sertifi.

Gain (loss) from Remeasurement of Foreign Currency

Gain (loss) from remeasurement of foreign currency was $3.6 million for the three months ended March 31, 2025, compared to $(4.4) million for the three months ended March 31, 2024, an increase of $8.0 million or 181.8%. The increase was primarily the result of the remeasurement of foreign currency intercompany loans and impact of fluctuations in exchange rates during respective remeasurement periods.

Gain on available-for-sale debt securities

Gain from sale of available-for-sale debt securities was $0.2 million for the three months ended March 31, 2025 compared to no gain, as there were no available-for-sale debt security investments during the three months ended March 31, 2024.

(Benefit from) Provision for Income Taxes

(Benefit from) provision for income taxes was $(0.9) million during the three months ended March 31, 2025, compared to $1.6 million during the three months ended March 31, 2024, an increase of $2.5 million or 156.3%.The income tax benefit for the three months ended March 31, 2025, was driven by the Company's pre-tax loss position in the period. The income tax provision for the three months ended March 31, 2024 was primarily attributable to activity in the Company's foreign subsidiaries and U.S. state taxes.

Our effective tax rate was 17.5 % for the three months ended March 31, 2025, compared to (35.1%) for the three months ended March 31, 2024.

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

	Three Months Ended March 31,
(dollars in millions)	2025	2024
Total Payment Volume	$8,371.0	$6,952.9
Revenue	$133.5	$114.1
Revenue Less Ancillary Services	$128.7	$110.2
Gross Profit	$80.5	$70.4
Adjusted Gross Profit	$82.5	$71.9
Gross Margin	60.3%	61.7%
Adjusted Gross Margin	64.1%	65.2%
Net Income (Loss)	$(4.2)	$(6.2)
Adjusted EBITDA	$21.6	$13.2

For the three months ended March 31, 2025, transaction revenue and platform and other revenues represented 81.3% and 18.7% of our revenue, respectively. For the three months ended March 31, 2025, transaction revenue and platform and other revenues represented 84.0% and 16.0% of our total revenue less ancillary services, respectively. For the three months ended March 31, 2024, transaction revenue and platform and other revenues represented 83.4% and 16.6% of our revenue, respectively. For the three months ended March 31, 2024, transaction revenue and platform and other revenues represented 86.1% and 13.9% of our total revenue less ancillary services, respectively.

For the three months ended March 31, 2025, our total payment volume was approximately $8.4 billion, consisting of $6.4 billion of total payment volume from transactions included in transaction revenue, and $2.0 billion of total payment volume from transactions included in platform and other revenues. For the three months ended March 31, 2024, our total payment volume was approximately $7.0 billion, consisting of $5.0 billion of total payment volume from transactions included in transaction revenue, and $2.0 billion of total payment volume from transactions included in platform and other revenues.

Revenue Less Ancillary Services, FX Neutral Revenue Less Ancillary Services, Adjusted Gross Profit, Adjusted Gross Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Non-GAAP Operating Expenses

We use non-GAAP financial measures to supplement financial information presented on a GAAP basis. We believe that excluding certain items from our GAAP results allows management to better understand our consolidated financial performance from period to period and better project our future consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP financial measures provide our stakeholders with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period-to-period comparisons. There are limitations to the use of the non-GAAP financial measures presented here. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

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
•
FX Neutral Revenue Less Ancillary Services - FX Neutral Revenue Less Ancillary Services represents Revenue Less Ancillary Services adjusted to show presentation on a FX Neutral basis. The constant currency information presented is calculated by translating current period results using prior period weighted average foreign currency exchange rates. We analyze FX Neutral Revenue Less Ancillary Services to provide a comparable framework for assessing how the business performed excluding the effect of foreign currency fluctuations.
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
•
Adjusted EBITDA - Adjusted EBITDA represents EBITDA further adjusted by excluding (i) stock-based compensation expense and related payroll taxes, (ii) the impact from the change in fair value measurement for contingent consideration associated with acquisitions, (iii) gain (loss) from the remeasurement of foreign currency, (iv) indirect taxes related to intercompany activity, (v) acquisition related transaction costs, (vi) employee retention costs, such as incentive compensation associated with acquisition activities, (vii) restructuring and (viii) gain (loss) from investments. Management believes that the exclusion of these amounts to calculate Adjusted EBITDA provides useful measures for period-to-period comparisons of our business.
•
Adjusted EBITDA Margin - Adjusted EBITDA Margin represents Adjusted EBITDA divided by Revenue Less Ancillary Services. Management believes this presentation supplements the GAAP presentation of gross margin with a useful measure of the gross margin of our payment-related services, which are the primary services we provide to our clients.
•
Non-GAAP Operating Expenses - Non-GAAP Operating Expenses represents GAAP Operating Expenses adjusted by excluding (i) stock-based compensation expense and related payroll taxes, (ii) depreciation and amortization, (iii) acquisition related transaction costs, (iv) employee retention costs, such as incentive compensation associated with acquisition activities, (v) the impact from the change in fair value measurement for contingent consideration associated with acquisitions and (vi) restructuring.

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

Revenue Less Ancillary Services, Adjusted Gross Profit and Adjusted Gross Margin:

	Three Months Ended March 31,
(dollars in millions)	2025	2024
Revenue	$133.5	$114.1
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	(4.4)	(3.6)
Marketing fees	(0.3)	(0.3)
Revenue Less Ancillary Services	$128.7	$110.2
Payment processing services costs	50.6	41.7
Hosting and amortization costs within technology and development expenses	2.4	2.0
Cost of Revenue	$53.0	$43.7
Adjusted to:
Exclude printing and mailing costs	(4.4)	(3.6)
Offset marketing fees against related costs	(0.3)	(0.3)
Exclude depreciation and amortization	(2.0)	(1.5)
Adjusted Cost of Revenue	$46.2	$38.3
Gross Profit	$80.5	$70.4
Gross Margin	60.3%	61.7%
Adjusted Gross Profit	$82.5	$71.9
Adjusted Gross Margin	64.1%	65.2%

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(dollars in millions)	Transaction	Platform and other revenues	Revenue	Transaction	Platform and other revenues	Revenue
Revenue	$108.5	$25.0	$133.5	$95.2	$18.9	$114.1
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(4.4)	(4.4)	—	(3.6)	(3.6)
Marketing fees	(0.3)	—	(0.3)	(0.3)	—	(0.3)
Revenue Less Ancillary Services	$108.2	$20.6	$128.8	$94.9	$15.3	$110.2
Percentage of Revenue	81.3%	18.7%	100.0%	83.4%	16.6%	100.0%
Percentage of Revenue Less Ancillary Services	84.0%	16.0%	100.0%	86.1%	13.9%	100.0%

FX Neutral Revenue Less Ancillary Services:

	Three Months Ended March 31,		Growth
(dollars in millions)	2025	2024	Rate
Revenue	$133.5	$114.1	17%
Ancillary services	(4.8)	(3.9)
Revenue Less Ancillary Services	128.7	110.2	17%
Effects of foreign currency rate fluctuations	$2.0	(0.2)
FX Neutral Revenue Less Ancillary Services	$130.7	$110.0	19%

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin:

	Three Months Ended March 31,
(in millions)	2025	2024
Net loss	$(4.2)	$(6.2)
Interest expense	0.7	0.1
Interest income	(2.9)	(5.9)
(Benefit from) provision for income taxes	(0.9)	1.6
Depreciation and amortization	5.9	4.5
EBITDA	(1.4)	(5.9)
Stock-based compensation expense and related taxes	15.9	15.1
Change in fair value of contingent consideration	0.2	(0.5)
(Gain) loss from remeasurement of foreign currency	(3.3)	4.4
Gain on available-for-sale debt securities	(0.2)	—
Indirect taxes related to intercompany activity	0.6	0.1
Acquisition related transaction costs (1)	2.5	—
Restructuring	7.3	—
Adjusted EBITDA	$21.6	$13.2
Adjusted EBITDA margin	16.2%	11.6%

(1)
Acquisition related transaction costs consisted of legal and advisory fees incurred in connection with the Sertifi acquisition.

Net Margin, EBITDA Margin, Adjusted EBITDA Margin and Adjusted EBITDA Margin:

	Three Months Ended March 31,
(in millions)	2025	2024
Revenue (A)	$133.5	$114.1
Revenue less ancillary services (B)	128.7	110.2
Net loss (C)	(4.2)	(6.2)
EBITDA (D)	(1.4)	(5.9)
Adjusted EBITDA (E)	21.6	13.2
Net margin (C/A)	(3.1)%	(5.4)%
Net margin using RLAS (C/B)	(3.2)%	(5.6)%
EBITDA Margin (D/A)	(1.0)%	(5.2)%
Adjusted EBITDA Margin (E/A)	16.2%	11.6%
EBITDA Margin using RLAS (D/B)	(1.1)%	(5.4)%
Adjusted EBITDA Margin using RLAS (E/B)	16.8%	12.0%

Reconciliation of GAAP Operating Expenses to Non-GAAP Operating Expenses:

	Three Months Ended March 31,
(in millions)	2025	2024
GAAP Technology and development	$16.9	$16.7
(-) Stock-based compensation expense and related taxes	(3.2)	(2.6)
(-) Depreciation and amortization	(1.6)	(1.9)
Non-GAAP Technology and development	$12.1	$12.2

GAAP Selling and marketing	$36.6	$30.1
(-) Stock-based compensation expense and related taxes	(4.3)	(4.1)
(-) Depreciation and amortization	(3.0)	(1.9)
Non-GAAP Selling and marketing	$29.3	$24.1

GAAP General and administrative	$33.1	$31.6
(-) Stock-based compensation expense and related taxes	(8.4)	(8.4)
(-) Depreciation and amortization	(0.8)	(0.7)
(-) Change in fair value of contingent consideration	(0.2)	0.5
(-) Acquisition related transaction costs	(2.5)	—
Non-GAAP General and administrative	$21.2	$23.0

Liquidity and Capital Resources

As of March 31, 2025, our principal source of liquidity is cash and cash equivalents of $190.5 million, short-term available-for-sale debt securities of $64.8 million and the available balance under our 2024 Revolving Credit Facility of $65.0 million. Cash equivalents is comprised primarily of money market funds and bank deposits. Our short-term available-for-sale debt securities are comprised of corporate bonds, U.S. Government obligations and asset backed securities.

On August 6, 2024, the Company announced a share repurchase program of up to $150 million of outstanding voting and non-voting common stock for an indefinite period as part of the Company’s Repurchase Program. For additional information on our Repurchase Program, see Note 13- Stockholders’ Equity in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2025, the Company repurchased 3,562,643 shares of its common stock for an aggregate amount, including commissions and accrued excise tax, of $48.4 million under the Repurchase Program. The repurchased shares are currently being held as treasury stock. As of March 31, 2025, approximately $57.0 million of the originally authorized amount under the Repurchase Program remained available for future repurchases.

On February 23, 2024, we entered into our 2024 Revolving Credit Facility for a total commitment of $125.0 million, which replaced the Revolving Credit Facility of $50.0 that was in effect as of December 31, 2023. During the three months ended March 31, 2025, we drew down $125.0 million under the 2024 Revolving Credit Facility in connection with the acquisition of Sertifi. During the three months ended March 31, 2025, we repaid 65.0 million against the 2024 Revolving Credit Facility. The outstanding balance of the 2024 Revolving Credit Facility was $60.0 million at March 31, 2025. There was no outstanding balance of the 2024 Revolving Credit Facility at December 31, 2024.

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

Cash Flows

The following table sets forth a summary of our cash flow information for the periods presented:

	Three Months Ended March 31,
(in millions)	2025	2024
Net cash used in operating activities	$(78.9)	$(38.1)
Net cash used in investing activities	(237.9)	(1.5)
Net cash provided by financing activities	11.6	2.2
Effect of exchange rate changes on cash and cash equivalents	0.4	1.8
Net decrease in cash, cash equivalents	$(304.7)	$(35.6)

Operating Activities

Net cash used in operating activities consists of net loss adjusted for certain non-cash items and changes in other assets and liabilities.

During the three months ended March 31, 2025, net cash used by operating activities of $78.9 million was primarily the result of net loss of $4.2 million, adjusted for non-cash expenses of $25.0 million, which primarily included stock-based compensation expenses of $18.2 million and depreciation and amortization of $5.5 million, offset by $99.7 million related to changes in our operating assets and liabilities, net of acquisitions.

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

Net cash used in operating activities was $78.9 million during the three months ended March 31, 2025, compared to $38.1 million during the three months ended March 31, 2024. The decrease of $40.8 million in our net cash used in operating activities was primarily related to a net decrease in our operating assets and liabilities, net of acquisitions of $99.7 million during the three months ended March 31, 2025, compared to a net decrease of $50.2 million during the three months ended March 31, 2024. This decrease was driven by an increase in funds payable to clients of $24.4 million compared to the prior year period primarily as a result of the timing of payments to our clients in the applicable period, a decrease in funds receivable from payment partners of $11.9 million, as a result of the timing of collections from our partners in the applicable period and a decrease in prepaid expense, other current assets and other assets of $11.0 million, as a result of the timing of payments for certain prepaid subscriptions and other receivables. The timing of payments to our clients will vary from period to period based on when our client’s customer payment for a particular transaction is made and when we are contractually required to remit such payment to our client. The timing of collections from our partners will vary from period to period based on when our clients’ customer payment for a particular transaction is made, as well as the customer’s payment method which impacts the timing of settlement of the payment. This net increase in cash used in operating activities was also impacted by our operating cash flows from our net income (after adjustments for an increase in non-cash expenses of $5.3 million) which increased by $6.7 million for the three months ended March 31, 2025, compared to the prior period, reflective of the growth in transaction payment volumes, from both our existing clients and new clients and gains in foreign currency translation remeasurement of foreign currency, offset by increases in our costs and operating expenses, the largest of which was our payment processing services costs.

Investing Activities

During the three months ended March 31, 2025, cash used in investing activities of $237.9 million was primarily the result of our acquisition of Sertifi for cash purchase consideration of $319.8 million, net of cash acquired and purchase of short-term and long-term investments for $15.3 million, offset by the proceeds from the maturity and sale of short and long-term investments of $98.7 million.

During the three months ended March 31, 2024, cash used in investing activities of $1.5 million was the result of approximately $1.3 million of capitalization of internally developed software and approximately $0.3 million of purchase of property and equipment.

Financing Activities

During the three months ended March 31, 2025, cash provided by financing activities of $11.6 million was primarily the result of drawdowns from our 2024 Credit Facility of $125.0 million offset by the repayment of $65.0 million on our 2024 Credit Facility and common stock repurchase under our share repurchase program of $49.3 million.

During the three months ended March 31, 2024, cash provided by financing activities of $2.2 million was the result of proceeds from exercise of stock options of $1.6 million, proceeds from issuance of stock under the ESPP of $1.4 million, offset by payments of debt issuance costs of $0.8 million.

As of March 31, 2025 and 2024, there was $60.0 million and $0.0 million outstanding indebtedness under the 2024 Revolving Credit Facility, respectively.

Critical Accounting Policies

Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported revenue generated, and reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and estimates described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As of March 31, 2025, there was $60.0 million outstanding indebtedness under the 2024 Revolving Credit Facility. As of December 31, 2024, there was no outstanding indebtedness under the 2024 Revolving Credit Facility. An immediate 10% increase or decrease in interest rates would not have a material effect on our financial position, results of operations or cash flows.

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

Our cash flows and operating results may also be impacted by fluctuations in foreign currency exchange rates between the U.S. Dollar and various currencies, in particular the British Pound. The value of our revenue and profits in local currencies may be worth more or less in U.S. Dollars due to a strengthening or weakening, respectively, of those currencies against the U.S. Dollar. For example, as the U.S. Dollar weakened against several currencies, including the British Pound, relative to the prior year, these foreign exchange impacts decreased our reported revenue in U.S. Dollars by approximately $(2.0) million compared to the prior year on a FX Neutral basis.

Fluctuations in foreign currency exchange rates may also impact the value of assets and liabilities denominated in currencies other than the functional currencies of our entities. Our reporting currency and the functional currency of our subsidiaries, with the exception of our U.K. and Australian subsidiaries, is the U.S. Dollar. The functional currency for our U.K. and Australian subsidiaries is the local currency, or British Pound and Australian Dollar, respectively. Financial statements of our foreign subsidiaries are translated from local currency into U.S. Dollars using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates in effect during the period for revenue and expenses. Resulting translation adjustments are included as a component of accumulated other comprehensive (loss) income in our consolidated balance sheets. Gains and losses from the remeasurement of foreign currencies into functional currencies are recognized in the condensed consolidated statements of operations and comprehensive loss. A potential change in foreign exchange rates of 10% from such remeasurement would have impacted income (loss) before income taxes by approximately $21.0 million and $24.7 million at March 31, 2025 and December 31, 2024, respectively.

Inflation Risk

Inflation did not have a material effect on our cash flows and results of operations during the three months ended March 31, 2025. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increase in prices of our product offerings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial and Accounting Officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a 15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a- 15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•
Our education business may be adversely affected by decreases in enrollment or tuition, cutbacks in governmental financial support, limitations or other restrictions on student visas to international students or increased operating expenses for our clients.
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

We were incorporated in 2009 and although we have generated net income for the year ended December 31, 2024, we have incurred net losses in the past, and may continue to incur net losses in the future. We generated net income of $2.9 million for the year ended December 31, 2024, and generated net losses of $8.6 million and $39.3 million for the years ended December 31, 2023 and 2022, respectively, and net loss of $4.2 million during the three months ended March 31, 2025. In addition, as of March 31, 2025, we had an accumulated deficit of $175.0 million. We have experienced significant revenue growth in recent periods and we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to strategically and selectively invest in headcount, to further develop our solutions, including introducing new functionality, and to expand our marketing programs and sales teams to drive new client adoption, expand strategic partner integrations, and support international and product expansion. Our operating results are also impacted by the mix of our revenue generated from our different revenue sources, which include transaction revenue and platform and other fee revenue. Changes in our revenue mix from quarter to quarter, including those derived from cross-border or domestic currency transactions, will impact our margins, and we may not be able to grow our gross margin adequately to achieve or sustain profitability. In addition, the mix of payment methods utilized by our clients’ customers may have an impact on our margins given that our costs associated with certain payment methods, such as credit cards, are higher than other payment methods accepted by our solutions, such as bank transfers. Due to the cross-border nature of much of our business, fluctuations in foreign currency exchange rates, slowdowns in international mobility and other regional considerations may affect our operating results. We will also face increased compliance and security costs associated with growth, the expansion of our client base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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
•
our decision to exit certain markets, or our inability to process payments from certain jurisdictions we had previously served;

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
•
timing of tuition payments;
•
actual or threatened government restrictions or related limitations or delays on the issuances of visas, such as recently enacted policies in Canada, Australia and the U.S.;
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
•
general economic and political conditions in our domestic and international markets, including heightened interest rates, imposition of tariffs, inflation and fluctuations in supply chains, regional or global economic recession, and restrictions on cross-border travel or commerce;
•
changes in the level of scrutiny applied by regulators, clients and investors on our social impact efforts;
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

In February 2025, we announced a restructuring plan that is designed to improve operational efficiencies, reduce operating costs and better align our workforce with current business needs, top strategic priorities and key growth opportunities (Restructuring Plan). As part of the Restructuring Plan we have reduced our workforce by approximately 10%. This reduction in force, and any other future reductions, and the attrition that may occur following them could result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across our company, all of which could adversely affect our operations. These actions and other additional measures we might take to reduce costs may potentially result in a strain our workforce, divert management attention, yield attrition beyond our intended reduction in force, negatively impact employee morale and productivity, cause us to delay, limit, reduce or eliminate certain strategic plans or otherwise interfere with our ability to operate and grow our business effectively, each of which could have an adverse impact on our business, operating results and financial condition. Additionally, as we are operating our business with a different level and mix of employees, we face additional risk that we might not be able to execute on our strategic plans and product roadmap, which may have an adverse effect on our business, financial condition, and operating results. Moreover, the workforce reduction we are implementing, though currently planned to be temporary, may negatively impact our ability to attract, integrate, retain and motivate highly qualified employees, make it difficult for us to pursue new opportunities and initiatives, and may harm our reputation with current or prospective employees.

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

A majority of the total payment volume we have historically processed is cross-border payments denominated in many foreign currencies, which subjects us to foreign currency risk. The strengthening or weakening of the U.S. dollar versus these foreign currencies impacts the translation of our net revenues generated in these foreign currencies into the U.S. dollar. For example, for the three months ended March 31, 2025, as the U.S. Dollar weakened against several currencies, including the British Pound, relative to the prior year, these foreign exchange impacts decreased our reported revenue in U.S. Dollars by approximately $(2.0) million compared to the three months ended March 31, 2024 on a FX Neutral basis.

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

In addition, our existing banking partners may at any time and from time to time cease serving certain categories of payments due to perceived risk or similar reasons as well as payments originating from, or being paid to, certain high-risk jurisdictions. These partners may also impose additional requirements on Flywire, or with respect to their own internal procedures, as a condition of processing such payments in partnership with us. If we cease to be able to process payments from corridors or within certain of our verticals, or we are unable to comply with new requirements or only at considerable expense, our client relationships and ability to grow our revenue could be adversely affected.

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

We are reliant on our education clients, including colleges, universities and other education-related organizations that include language schools, boarding schools, summer programs, and others, to drive enrollment at their schools and maintain tuition costs. Factors outside of our control will affect enrollments and tuition costs, including the following:

•
Declines in international student enrollment. Global conflict, geopolitical tensions and restrictions on immigration and revocations, or increased limitations on the award of, student visas (such as those being implemented in the U.S., Canada and Australia) has and is expected to continue to negatively impact the cross-border education industry and schools that rely on foreign student populations.
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

International cross-border transaction revenue represents a significant part of our revenue; international regulations and restrictions that inhibit cross-border travel and relocation of international students, as well as ongoing political friction between China and the U.S., as well as between Canada and India, that has from time to time slowed the growth of Chinese students studying in the U.S. and Indian students studying in Canada, and may have resulted in changes in Chinese and Indian student education destinations, have had and may continue to have an impact on our revenue growth. These geopolitical tensions and perceptions regarding potential hostility of host country study destinations may further suppress interest in international study (even at levels below the caps described below set by the governments of Canada and Australia), which would have an adverse effect on our business, operating results and financial condition. Sustained economic weakness in the United States or global economic conditions triggered by imposition of tariffs or other recessionary economic conditions, may disrupt international migration patterns, which are likely to reduce money transfer volumes and harm our operating results.

In January 2024, the Canadian government announced what at the time appeared to be a temporary intake cap on international student permit applications to stabilize new growth for a period of two years. This cap – intended to address Canada’s housing shortage, overburdened health systems, and rising costs of living – has reportedly reduced the number of international students coming to Canada by about 40% since implementation. Building on these changes, the Immigration, Refugees, and Citizenship Canada (IRCC) announced in January 2025 that new study permits for international students will be reduced by 10% from the 2024 target of 485,000 to 437,000 in 2025 and 2026. When first instituted by the IRCC, the cap initially excluded students enrolled in master’s and PhD programs, but recent reports indicate that the 2025 and 2026 study permit intake cap will include master’s and doctoral students. Additionally, in November 2024, Canada ended its Student Direct Stream (SDS) program for expedited international student visa processing, and international students applying to study in Canada no longer need to prepay tuition to apply for a study permit. These limitations have resulted in a corresponding reduction in payment flows, which had an adverse effect on our business in the first quarter of 2025 and which we anticipate will continue to impact our Canada revenues in 2025.

Similarly, since late 2023, the Australian government has taken actions to tighten international student visa rules, including an increase in the amount of minimum savings that international students would need to have in order to obtain a visa, raising the standards of the English language proficiency requirements for student and graduate visas, a 125% increase in the visa fee for international students, and the imposition of a ban for holders of visitor visas and students holding temporary graduate visas from applying for a student visa while in Australia. In August 2024, the Australian government announced the setting of a national planning level to apply from January 1, 2025 and which is intended to limit the number of new overseas student places available in Australia – including a ceiling of 270,000 international students for calendar year 2025. However, in December 2024, the government announced a change of course, instead implementing a system to introduce two categories of student visa processing: “high priority” and “standard priority”, with all international education providers to receive high priority processing up to 80% of their indicative international student cap. After reaching 80%, the providers will receive standard priority processing. These new Australian government policies, including university quotas, slower visa processing, higher fees, and stricter financial and language requirements, has had an adverse impact on our business in the first quarter of 2025 and we anticipate will continue to impact our Australian revenues in 2025.

Other governments where our client institutions are located, including in the U.S., may introduce measures from time to time to manage the growth of the international student population in their respective countries, which may have adverse effects on our business. Our U.S. market saw slower growth in the first quarter of 2025 due to shifting visa trends. In addition, in the first quarter of 2025 U.S. policy shifts have prompted dramatic action to rescind student visas (including deportation of students), plan additional cutbacks to the volume of international student visa issuances, and more closely scrutinize applications for international student visas, and to cut government support for higher education, adding to uncertainty around the number of students coming to the U.S. to study in the near future. Delays in issuances of visas or visa denials may discourage prospective international students from choosing U.S. institutions as places for study. The existing rules and any introduction of new rules further limiting the attractiveness of international study by the governments of countries where our client institutions are located has and is expected in the near term to continue to adversely impact the growth of our business in the applicable regions. In addition to caps on international students, government changes to other visa or student insurance requirements (for example, no longer requiring a one year tuition deposit as a condition to issuance of a student visa, or eliminating a need to procure insurance) may negatively impact payment volume. The existing rules and any introduction of new rules further limiting potential payment flows or the attractiveness of international study by the governments of countries where our client institutions are located has and could continue to adversely impact our business, operating results, and financial condition. Changes to U.S. immigration policy and heightened trade tensions from the imposition of tariffs can also dampen demands for international study.

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

A number of recent actual and proposed U.S. policy changes and enforcement practices could reshape the U.S. higher education landscape, impacting students, our client educational institutions, and the wider educational framework in the United States.

In the first quarter of 2025, there have been a number of actions and policies proposed or taken which have unsettled the U.S. higher education sector, a historically significant source of clients and revenue for us. Any one or combination of these potential acts and policies coming to fruition or further developing – or even a perception or fear of occurrence – could negatively affect student enrollment at U.S. colleges and universities, lead to diminishing operating budgets, and adversely affect our business and operating results and financial condition. Among these proposed or actual policies are:

•
Restrictions on issuances and revocations of student visas, and deportation of students studying in the U.S. High profile instances of students with traditionally protective immigration status being arrested, deported, or having their student visas revoked have drawn widespread media attention. There have similarly been proposals put forth to expand the scope of bans on visa issuances. Diplomatic tensions between the U.S. and other countries can evoke visa restrictions specifically targeting students which would impact their ability to study in the U.S. Changes in U.S. immigration regulations or other laws, practices and frequency or methods of enforcement which discourage immigration or international study could adversely affect our education vertical or growth rate in the future. Reduced or disrupted international study patterns are likely to reduce the payment volumes we process and harm our operating results.
•
Reductions in government funding. There have been a number of instances of actual or threatened withholdings of federal funding to U.S. institutions of higher learning in general as well as to higher-profile U.S. colleges and universities. While some schools have worked out a negotiated arrangement with the U.S. government to allow for funding to continue in whole or in part – subject to specified conditions – others have not, and unreconciled instances continue to create an environment of uncertainty. Changes at the federal level regarding education policy could have a ripple effect on state funding for higher education. This could result in financial uncertainty for public universities that rely on state support, potentially leading to tougher budgetary constraints. Any such reductions could adversely affect the financial health of colleges and universities, leading to diminished operational budgets, fewer student services, and declines in enrollment, which could reduce the demand for our services and negatively impact our operating results.
•
Cutbacks to, or elimination of, student loan programs and the U.S. Department of Education. Alterations in student loan regulations or a reduction in U.S. government support for loan programs – particularly for international study – could exacerbate the financial burden on students and their families and make the cost of attending college prohibitively expensive for families. This situation might discourage prospective students from enrolling, thereby affecting overall college attendance rates. We have historically, and expect to continue to, process U.S. student loan payments and a loss of these payment flows or a reduction in the number of students enrolling in higher education institutions that accept U.S. student loan payments could adversely affect our business.
•
Public image and perception. The perception of these real or proposed policies – especially with respect to immigration and availability of student visas – and their potential to make it more challenging for international students to study in the United States could result in a significant drop in enrollment numbers. This decline would particularly impact our U.S. client institutions that rely heavily on tuition revenue generated from international students. In addition, other nations may implement more attractive visa policies, which could entice international students to choose educational opportunities outside of the United States. Although we have client institutions in countries around the world where international students may choose to study if they are increasingly uncomfortable studying in the U.S., the cost of attending a school in these jurisdictions may be significantly less than in the U.S., and our payment volumes may suffer as a result.

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

Events like regional or larger scale conflicts, war or other military conflict, including the conflicts between Russia and Ukraine, and Israel and Hamas, terrorist attacks, mass shooting incidents, natural disasters, such as hurricanes, earthquakes, fires, droughts, floods and volcanic activity, including events resulting from climate change, and travel-related health events, such as the COVID-19 pandemic, have had a negative impact on the travel industry and affect travelers’ behavior by limiting their ability or willingness to visit certain locations. In addition, the travel industry can be negatively impacted by adverse economic conditions in the United States and globally, including economic slowdown, recessionary trends, heightened interest rates and inflation. We are not in a position to evaluate the net effect of these circumstances on our business as these events are largely unpredictable; however, we believe there has been and may continue to be negative impact to our business due to such events. Furthermore, in the longer term, our business might be negatively affected by regulatory changes, financial pressures on or changes to the travel industry. For example, certain jurisdictions, particularly in Europe, have implemented or are considering implementing regulations intended to address the issue of “overtourism” including by restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas, such as by restricting construction of new hotels or the renting of homes or apartments. Such regulations could adversely affect travel and the volume of travel related payments that we process for our clients. In addition, any hostility towards tourists may depress international travel. The United States has implemented or proposed, or is considering, various changes in laws, regulations or policies such as the imposition of tariffs or sanctions that could affect U.S. trade policy or practices, relations with other countries and travel permits, which could also adversely affect travel to or from the United States. If such events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business. The payment volume from our travel vertical represented less than 10% of our total payment volume during the year ended December 31, 2024. Because we seek to grow the payment volume and the revenue from this vertical in the future through various initiatives, including the recently announced Sertifi acquisition, failure to grow our payment volume and resulting revenue from this industry, may have an adverse effect on our business, operating results and financial condition.

If we are unable to enter or expand new client verticals or sub-verticals, including our relatively new B2B payment vertical, or if our solutions for any new vertical fail to achieve market acceptance, our operating results could be adversely affected and we may be required to reconsider our growth strategy.

Our growth strategy is influenced, in part, on our ability to expand into new client verticals and sub-verticals, including our relatively new B2B payment vertical. The B2B payment vertical represents a relatively new market for us, and we have limited prior experience with the key ERP platforms that are critical to the B2B payment vertical. Accordingly, our lack of experience in the B2B payment vertical and with the key ERP platforms may result in operational difficulties, which could cause a delay or failure to integrate and realize the benefits of entering into this vertical. In addition, B2B payments carry a higher risk profile than education or healthcare receivables, and we will be required to devote more resources to manage the increased risk inherent in these payments. Banking and other payment services partners may be more reluctant to support B2B payment flows, and countries with currency controls are less likely to permit payments of a B2B nature. Our payment volume and resulting revenue from serving the B2B vertical is highly sensitive to restrictions on the cross-border commerce on which our clients rely, and declining economic conditions, increases in the costs or unavailability of imported goods and services due to imposition of tariffs, sanctions or other restrictions, could adversely affect our development of this vertical or our overall operating results and financial condition. The payment volume and resulting revenue from our B2B payment vertical during the year ended December 31, 2024 represented, and is expected for the foreseeable future to represent, less than 10% of our total payment volume and revenue. We expect both the payment volume and the revenue from this vertical to grow over time. As such, failure to grow our payment volume and resulting revenue from our B2B payment vertical may have an adverse effect on our business, operating results and financial condition.

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

In addition, political tensions between the U.S. and countries, such as Canada, Mexico and China, have recently escalated due to, among other things, U.S. policy shifts, and could have an adverse effect on our operating results. Rising political tensions could reduce levels of trade, investments, technological and educational exchanges, travel and other economic activities between the U.S. and such other countries, which would have a material adverse effect on global economic conditions and the stability of global financial markets. Since February 2025, the U.S. government has enacted, and continues to enact, a series of new tariffs, including a tariff on all imports and additional “reciprocal” tariffs targeting imports from specified countries. These tariffs and other changes in U.S. trade policy have triggered, and could continue to trigger, retaliatory actions by affected countries, including retaliatory measures other protectionist measures that could harm our business, results of operations and financial condition. The tariff policy environment has been and can be expected to continue to be dynamic. The ultimate impact of these newly enacted and potential future tariffs or other restrictions on international trade will depend on various factors, including the ultimate levels of such tariffs, how long such tariffs remain in place, and how other countries respond to the U.S. tariffs. Any of these factors could have a material adverse effect on our business, prospects, financial condition and results of operations. We cannot assure you that, if the political tension between the U.S. and other countries intensifies and further regulations affecting our business are passed, our business will not be materially and adversely affected.

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

For the year ended December 31, 2024, we processed over $29.7 billion in payments on our solutions, compared to over $24.0 billion for the year ended December 31, 2023. For the three months ended March 31, 2025, we processed approximately $8.4 billion in payments on our solutions. We have grown rapidly and seek to continue to grow, and our business is subject to the risk of financial losses as a result of chargebacks for client-related losses, credit losses, operational errors, software defects, service disruption, employee or partner misconduct, security breaches, or other similar actions or errors in our solutions. As a provider of accounts receivable and other payment solutions, we enable the transfer of funds to our clients from their customers. Software errors in our solutions, including as a result of ordinary course updates to our software and systems, and operational errors by our FlyMates and business partners may also expose us to losses. In our business model, subject to certain exceptions, we function as a merchant of record in connection with the receipt of payments by our clients’ customers, which subjects us to chargeback risk in the event a client’s customer cancels or otherwise does not receive the services for which such customer paid. Although our client contracts allow us to pass such chargeback risk to our client, if a client has gone out of business or we are otherwise unable to collect on the chargeback, we will bear the economic loss, which can negatively impact our business.

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

We use artificial intelligence (AI) in our solutions and services which may result in operational challenges, legal liability, reputational harm, competitive risks and regulatory and enhanced fraud concerns that could adversely affect our business and results of operations.

We incorporate AI, including generative AI, into our solutions and services, including into our payor virtual assistant self-help chatbot. We may also incorporate or resell third-party AI technology into the services we provide to our clients. These technologies are complex and rapidly evolving and building them requires significant investment in infrastructure and personnel with no assurance that we will realize the desired or anticipated benefits. There is no assurance that the usage of such AI-powered solutions, whether developed in-house or sourced from third-parties, will enhance our business, or otherwise help our operations become more effective, efficient, or profitable. The models underlying our AI-powered solutions may be incorrectly or inadequately designed or implemented. They may also be trained on, or otherwise use, biased, incomplete, inaccurate, misleading, or poor-quality data or algorithms, any of which may not be easily detectable. AI-powered solutions may also be adversely impacted by unforeseen defects, technical challenges, cyberattacks, cybersecurity breaches, service outages or other similar incidents, or material performance issues. Accordingly, our use or delivery to our clients of AI-powered solutions may inadvertently reduce our effectiveness and efficiency or generate unintentional or unexpected outputs (including any AI-generated content, analyses, or recommendations) that are, or are perceived to be, biased, incomplete, inaccurate, misleading, poor-quality, unethical, or otherwise deficient or flawed, do not match our business goals, standards, or values, do not comply with our policies or procedures, harm our brand or reputation, negatively impact or clients or clients’ customers or partners, or otherwise interfere with the performance of our business.

Our competitors may more successfully or more quickly incorporate AI into their products and achieve higher market acceptance of their AI solutions, which could impair our ability to compete effectively and adversely affect our results of operations, and we may also encounter new risks, challenges, and unintended consequences as a result of our use of AI. For example, the issue of intellectual property ownership and license rights surrounding AI technologies has not been fully addressed by U.S. or international courts or federal or state laws and regulations. We may not have adequate rights to use the data on which our AI-powered solutions rely. To the extent that we do not have sufficient rights to use the data used in, or produced by, the AI-powered solutions employed in our business and operations, we could be exposed to intellectual property claims or mandatory compliance with open-source software or other license terms. Further, any content or other output created by us using AI-powered solutions may not be subject to copyright protection, which may adversely affect our ability to commercialize or use, or the validity or enforceability of any IP rights in, such content or other output.

Our use of AI may also lead to novel cybersecurity or privacy risks, including those that implicate the confidential and personal information of users of AI-powered solutions, which may adversely affect our operations and reputation and expose us to legal liability or regulatory risks, including with respect to third-party IP rights or privacy, publicity, contractual, or other rights. If any of our employees, contractors, or other third parties with whom we partner input confidential or personal information while using any third-party AI-powered solution in connection with our business or the products, solutions, and services they provide to us, such practice may lead to the inadvertent disclosure of such confidential or personal information, which may impact our ability to realize the benefit of, or adequately obtain, maintain, protect, defend, and enforce our IP rights in, such information or otherwise harm our competitive position, reputation, or business.

The European Union’s Artificial Intelligence Act (the EU AI Act), which would apply beyond the European Union's borders, came into force in August 2024, and various other governments have proposed or adopted policy and regulatory responses to oversee the use of AI. There is a risk that our current or future AI-powered solutions may obligate us to comply with the applicable requirements of the EU AI Act, which may impose additional costs on us, increase our risk of liability and fines, or otherwise adversely affect our business, financial condition, operating results, and future prospects. Compliance with other regulations as well as social and ethical standards and client expectations relating to AI may require significant research and development costs as well as management and employee attention. Any actual or perceived failure to comply with these laws, regulations, ethical standards or expectations could include severe penalties, reputational harm, and slow adoption of AI in our solutions and services. In addition, our business may be disrupted if any of the third-party AI services we use become unavailable due to extended outages or commercially unreasonable terms of service.

In addition, the nefarious and fraudulent uses of AI by bad actors could lead to reputational damage if we fail, or are perceived to fail, to align our AML, KYC, sanctions and verification screening policies, procedures and protocols to detect fraudulent activity relating to the use of AI. Such failures may result in financial loss to our business, other fines, penalties or disciplinary actions imposed by regulators, lawsuits and claims from negatively impacted clients or payors, and may also erode trust in the use of our services by clients and our clients’ customers. Although we take steps designed to mitigate the risks associated with the use of AI in our business and operations, our use or the use of AI for fraudulent purposes by bad actors may present ethical, reputational, technical, operational, legal, competitive, or regulatory risks, any of which could adversely affect our business, financial condition, operating results, and future prospects.

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
•
trade barriers, tariffs and changes in trade regulations;
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

As of March 31,2025, we had U.S. federal NOL carryforwards of approximately $3.3 million and state NOL carryforwards of approximately $83.2 million. The federal and material state NOL carryforwards will begin to expire in 2030 and 2025, respectively. In general, under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations.

During 2022, the Company completed a Section 382 study and as a result of the ownership changes identified, $1.6 million of Flywire’s NOLs and $0.2 million of Simplee’s NOLs will expire unutilized, assuming sufficient taxable income is generated in the future. The Company completed its refresh of the Section 382 study as of June 30, 2024, and there was no additional limitations in using Federal and State NOL carryforwards. The Company is currently updating the Section 382 study as of December 31, 2024 and does not anticipate any additional limitation.

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

In addition, increasing governmental interest in, and public awareness of, the impacts and effects of climate change and greater emphasis on sustainability by federal, state, and international governments could lead to further regulatory efforts to address the carbon impact of housing and travel. In particular, the current regulatory landscape regarding climate change (including disclosure requirements and requirements regarding energy and water use and efficiency), both within the United States and in many other locations where we operate worldwide, is evolving at a pace, and is likely to continue to develop in ways, that require our business to adapt. Many U.S. states, either individually or through multi-state regional initiatives, have adopted, or are considering adopting, rules that would require significantly expanded actions or disclosures on climate or other ESG-related matters from companies. Although several of these rules have been challenged and/or stayed, such rules, if implemented, may require us to incur significant additional costs to comply. Such rules are not uniform, and may not be interpreted or enforced uniformly, which can increase compliance costs or associated risks. Simultaneously, there are efforts by some stakeholders and policymakers to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers, business partners, and suppliers may be subject to similar expectations or risks, which may augment or create additional risks or impacts on us, including in ways that may not be known to us. Any such matters could have a material adverse effect on our business, results of operations and financial condition.

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
•
cutbacks or withholding of funding to, and real or perceived hostility towards higher education institutions in the U.S.;
•
restrictions that negatively impact international travel, study or commerce, including actual or threatened revocation of visas, mass deportations, or delays in issuances of visas;
•
changes in the structure of payment systems;
•
actual or threatened imposition of tariffs, trade wars including the effects of ongoing United States-China and Canada-India diplomatic and trade friction;
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

In August 2024, we announced that our Board of Directors authorized a share repurchase program, or the Repurchase Program, pursuant to which we may, from time to time, purchase shares of our Voting and Non-voting common stock for an aggregate purchase price not to exceed $150 million. As of March 31, 2025 approximately $57.0 million remained available for repurchases under the Repurchase Program. Repurchases under the Repurchase Program may be made through a variety of methods and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors. The timing, pricing, and size of share repurchases will depend on a number of factors, including price, corporate and regulatory requirements, and general market and economic conditions. The Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares, and may be suspended or discontinued by our Board of Directors at any time, which may result in a decrease in the price of our common stock.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We had a total of 120,204,647 shares of our voting common stock and 1,873,320 shares of our non-voting common stock outstanding as of March 31, 2025. Other than shares held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements, these shares of common stock generally are freely tradable without restrictions or further registration under the Securities Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the quarter ended March 31, 2025, we issued an aggregate of 41,998 shares of common stock (the Shares) as a stock-based compensation associated with the retention of a key employee of StudyLink. The key employee was not a “U.S. person”, as defined in Rule 902 of Regulation S under the Securities Act, and the issuance was exempt from the registration requirements of the Securities Act under Regulation S. The certificates evidencing the Shares are endorsed with a restrictive Securities Act legend.

Issuer Purchases of Equity Securities

The following table summarizes the repurchases of voting common stock during the three months ended March 31, 2025 (in thousands, except shares and per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 - January 31, 2025	443,915	$19.14	443,915	$96,389
February 1, 2025 - February 28, 2025	1,668,417	$14.64	1,668,417	$71,956
March 1, 2025 - March 31, 2025	1,450,311	$10.34	1,450,311	$56,956
Total	3,562,643		3,562,643

(1) All shares were repurchased in open market transactions pursuant to a share repurchase program to repurchase up to $150 million of our outstanding voting and non-voting common stock for an indefinite period (the Repurchase Program). The Repurchase Program was authorized by our board of directors and publicly announced on August 6, 2024. Repurchases under the Repurchase Program may be made from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions, including Rule 10b-18. For additional information on our Repurchase Program, see Note 13 - Stockholders’ Equity in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

On March 12, 2025, Phillip Riese, Chair of our Board of Directors, adopted a trading arrangement for the sale of shares of our common stock (a "Rule 10b-5 Trading Plan") that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Riese’s Rule 10b-5 Trading Plan provides for the sale of up to 60,000 shares of common stock pursuant to the terms of the plan. The plan is effective through June 5, 2026 unless earlier terminated in accordance with the terms of the plan.

Item 6. Exhibits

Exhibit Number	Description
2.1#

Purchase and Sale Agreement, dated as of February 24, 2025, by and among Flywire Corporation, S Legacy Holdco, Inc., an Illinois corporation (the “Seller”), and each of the shareholders of Seller, signatory thereto.

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

* Filed herewith

# Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLYWIRE CORPORATION

Date: May 7, 2025	By:	/s/ Michael Massaro
Michael Massaro
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Cosmin Pitigoi
Cosmin Pitigoi
Chief Financial Officer
(Principal Financial and Accounting Officer)