Form 10-Q
period 2025-06-30
Flywire Corp
filed 2025-08-06
CIK 1580560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 120,437,014 shares of voting common stock, $0.0001 par value per share, outstanding and 1,873,320 shares of non-voting common stock $0.0001 par value per share, outstanding.

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
•
our ability to maintain, enhance and protect our brand;
•
our ability to maintain and grow the payment volume that we process;
•
our ability to further attract, retain, and expand our client base;
•
our ability to develop new solutions and services and bring them to market in a timely and cost-effective manner;
•
our expectations concerning relationships with third parties, including financial institutions and strategic partners;
•
the effects of increased competition in our markets and our ability to compete effectively;
•
recent and future acquisitions or investments in complementary companies, products, services, or technologies, including the expected benefits and synergies of the acquisition of Sertifi LLC (Sertifi), including the potential benefits of Sertifi’s platform, financial results and margins;
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

•
the effects of global events and geopolitical conflict, including without limitation the continuing hostilities in Ukraine and involving Israel, Hamas and Iran;
•
our ability to adapt to recommended or implemented U.S. policy changes, in particular those that impact higher education, the desire for foreign students to study in the U.S., immigration and visa policy, and changes to regulatory agencies and depth of enforcement of regulations;
•
our ability to adapt to changes in U.S. federal income or other tax laws or the interpretation of tax laws, including the Inflation Reduction Act of 2022 and The One Big Beautiful Bill Act of 2025;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (Amounts in thousands, except par value per share and share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$249,686	$495,242
Short-term investments	24,545	115,848
Accounts receivable, net of allowance of $553 and $410, respectively	29,700	23,703
Unbilled receivables, net of allowance of $38 and $36, respectively	17,732	15,453
Funds receivable from payment partners	88,236	90,110
Prepaid expenses and other current assets	38,857	22,528
Total current assets	448,756	762,884
Long-term investments	14,885	50,125
Property and equipment, net	18,884	17,160
Intangible assets, net	199,587	118,684
Goodwill	406,439	149,558
Other assets	25,796	24,035
Total assets	$1,114,347	$1,122,446
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,484	$15,353
Funds payable to clients	154,029	217,788
Accrued expenses and other current liabilities	49,507	49,297
Deferred revenue	19,220	7,337
Total current liabilities	240,240	289,775
Deferred tax liabilities	14,504	12,643
Long-term debt	60,000	—
Other liabilities	7,180	5,261
Total liabilities	321,924	307,679
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; and no shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Voting common stock, $0.0001 par value; 2,000,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 129,076,628 shares issued and 120,307,481 shares outstanding as of June 30, 2025; 126,853,852 shares issued and 122,182,878 shares outstanding as of December 31, 2024	13	13
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 1,873,320 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Treasury voting common stock, 8,769,147 and 4,670,974 shares as of June 30, 2025 and December 31, 2024, respectively, held at cost	(98,739)	(46,268)
Additional paid-in capital	1,071,085	1,033,958
Accumulated other comprehensive income (loss)	7,101	(2,066)
Accumulated deficit	(187,037)	(170,870)
Total stockholders’ equity	792,423	814,767
Total liabilities and stockholders’ equity	$1,114,347	$1,122,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited) (Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$131,891	$103,676	$265,343	$217,779
Costs and operating expenses:
Payment processing services costs	53,887	39,899	104,450	81,549
Technology and development	17,106	15,834	34,017	32,571
Selling and marketing	38,377	31,771	74,946	61,854
General and administrative	30,175	31,959	63,233	63,555
Restructuring	1,351	—	8,690	—
Total costs and operating expenses	140,896	119,463	285,336	239,529
Loss from operations	$(9,005)	$(15,787)	$(19,993)	$(21,750)
Other income (expense):
Interest expense	(1,065)	(133)	(1,789)	(275)
Interest income	1,089	5,719	4,023	11,598
Gain (loss) from remeasurement of foreign currency	3,947	998	7,523	(3,378)
Gain on available-for-sale debt securities	8	—	166	—
Total other income (expense), net	3,979	6,584	9,923	7,945
Loss before provision for income taxes	(5,026)	(9,203)	(10,070)	(13,805)
Provision for income taxes	6,981	4,677	6,097	6,292
Net loss	$(12,007)	$(13,880)	$(16,167)	$(20,097)
Other comprehensive income (loss):
Foreign currency translation adjustment	6,655	193	9,332	(1,168)
Unrealized losses on available-for-sale debt securities, net of taxes	(36)	(53)	(165)	(53)
Total other comprehensive income (loss)	6,619	140	9,167	(1,221)
Comprehensive loss	$(5,388)	$(13,740)	$(7,000)	$(21,318)
Net loss attributable to common stockholders – basic and diluted	$(12,007)	$(13,880)	$(16,167)	$(20,097)
Net loss per share attributable to common stockholders – basic and diluted	$(0.10)	$(0.11)	$(0.13)	$(0.16)
Weighted average common shares outstanding – basic and diluted	121,852,349	124,562,015	122,539,986	123,859,762

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited) (Amounts in thousands, except share amounts)

	Three Months Ended June 30, 2025
	Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at March 31, 2025	128,419,082	$13	1,873,320	$—	(8,214,435)	$(94,489)	$1,053,289	$482	$(175,030)	$784,265
Issuance of common stock upon exercise of stock options, net of tax withheld	136,079	—	—	—	—	—	376	—	—	376
Issuance of common stock upon settlement of restricted stock units, net of tax withheld	521,467	—	—	—	—	—	(688)	—	—	(688)
Issuance of treasury stock	—	—	—	—	9,330	107	(107)	—	—	—
Common stock repurchases, including related costs	—	—	—	—	(564,042)	(4,357)	—	—	—	(4,357)
Foreign currency translation adjustment	—	—	—	—	—	—	—	6,655	—	6,655
Unrealized losses on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	(36)	—	(36)
Stock-based compensation	—	—	—	—	—	—	18,215	—	—	18,215
Net loss	—	—	—	—	—	—	—	—	(12,007)	(12,007)
Balances at June 30, 2025	129,076,628	$13	1,873,320	$—	(8,769,147)	$(98,739)	$1,071,085	$7,101	$(187,037)	$792,423

	Three Months Ended June 30, 2024
	Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at March 31, 2024	124,555,591	$11	1,873,320	$1	(2,300,541)	$(742)	$977,743	$(41)	$(179,987)	$796,985
Issuance of common stock upon exercise of stock options	593,673	—	—	—	—	—	1,609	—	—	1,609
Issuance of common stock upon settlement of restricted stock units	379,727	—	—	—	—	—	—	—	—	—
Issuance of treasury stock	—	—	—	—	5,503	1	(1)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	193	—	193
Unrealized losses on available-for-sale debt securities, net of taxes	—	—	—	—	—	—		(53)	—	(53)
Stock-based compensation	—	—	—	—	—	—	17,706	—	—	17,706
Net loss	—	—	—	—	—	—	—	—	(13,880)	(13,880)
Balances at June 30, 2024	125,528,991	$11	1,873,320	$1	(2,295,038)	$(741)	$997,057	$99	$(193,867)	$802,560

	Six Months Ended June 30, 2025
	Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(loss)	Deficit	Equity
Balances at December 31, 2024	126,853,852	$13	1,873,320	$—	(4,670,974)	$(46,268)	$1,033,958	$(2,066)	$(170,870)	$814,767
Issuance of common stock upon exercise of stock options, net of tax withheld	662,467	—	—	—	—	—	1,753	—	—	1,753
Issuance of common stock upon settlement of restricted stock units, net of tax withheld	1,429,513	—	—	—	—	—	(2,364)	—	—	(2,364)
Issuance of treasury stock	—	—	—	—	28,512	297	(297)	—	—	—
Issuance of common stock under employee stock purchase plan	88,798	—	—	—	—	—	1,242	—	—	1,242
Issuance of common stock for retention bonus	41,998	—	—	—	—	—	—	—	—	—
Common stock repurchases, including related costs	—	—	—	—	(4,126,685)	(52,768)	—	—	—	(52,768)
Foreign currency translation adjustment	—	—	—	—	—	—	—	9,332	—	9,332
Unrealized losses on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	(165)	—	(165)
Stock-based compensation	—	—	—	—	—	—	36,793	—	—	36,793
Net loss	—	—	—	—	—	—	—	—	(16,167)	(16,167)
Balances at June 30, 2025	129,076,628	$13	1,873,320	$—	(8,769,147)	$(98,739)	$1,071,085	$7,101	$(187,037)	$792,423

	Six Months Ended June 30, 2024
	Voting Common Stock		Non-Voting Common Stock		Treasury Voting Common Stock		Additional Paid-In	Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
Balances at December 31, 2023	123,010,207	$11	1,873,320	$1	(2,315,045)	$(747)	$959,302	$1,320	$(173,770)	$786,117
Issuance of common stock upon exercise of stock options	1,304,373	—	—	—	—	—	3,227	—	—	3,227
Issuance of common stock upon settlement of restricted stock units	1,128,349	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	71,896	—	—	—	—	—	1,415	—	—	1,415
Issuance of common stock for retention bonus	14,166	—	—	—	—	—	324	—	—	324
Issuance of treasury stock	—	—	—	—	20,007	6	(6)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,168)	—	(1,168)
Unrealized losses on available-for-sale debt securities, net of taxes	—	—	—	—	—	—		(53)	—	(53)
Stock-based compensation	—	—	—	—	—	—	32,795	—	—	32,795
Net loss	—	—	—	—	—	—	—	—	(20,097)	(20,097)
Balances at June 30, 2024	125,528,991	$11	1,873,320	$1	(2,295,038)	$(741)	$997,057	$99	$(193,867)	$802,560

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (Amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(16,167)	$(20,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,270	8,463
Stock-based compensation expense	35,740	31,903
Amortization of deferred contract costs	768	517
Change in fair value of contingent consideration	(502)	(894)
Deferred tax provision (benefit)	1,003	(1,045)
Change in provision for uncollectible accounts	252	(121)
Amortization of debt issuance costs	92	138
Net accretion of discounts and amortization of premiums on investments	(595)	(143)
Other	(166)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	169	(1,939)
Unbilled receivables	(2,233)	(2,363)
Funds receivable from payment partners	1,874	28,971
Prepaid expenses, other current assets and other assets	(17,868)	(4,421)
Funds payable to clients	(63,759)	(94,730)
Accounts payable, accrued expenses and other current liabilities	(2,657)	1,807
Other liabilities	(392)	(675)
Deferred revenue	(2,640)	(2,785)
Net cash used in operating activities	(54,811)	(57,414)
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(319,835)	—
Purchase of short-term and long-term investments	(14,802)	(58,491)
Proceeds from the maturity and sale of short-term and long-term investments	142,334	165
Capitalization of internally developed software	(3,392)	(3,304)
Purchases of property and equipment	(734)	(604)
Net cash used in investing activities	(196,429)	(62,234)
Cash flows from financing activities:
Proceeds from issuance of revolving credit facility	125,000	—
Payment of revolving credit facility	(65,000)	—
Payment of debt issuance costs	—	(783)
Contingent consideration paid for acquisitions	(2,710)	—
Payments of tax withholdings for net settled equity awards	(2,364)	—
Common stock repurchased	(54,304)	—
Proceeds from the issuance of stock under Employee Stock Purchase Plan	1,242	1,415
Proceeds from exercise of stock options	1,753	3,227
Net cash provided by financing activities	3,617	3,859
Effect of exchange rates changes on cash and cash equivalents	2,067	481
Net decrease in cash and cash equivalents	(245,556)	(115,308)
Cash and cash equivalents, beginning of period	$495,242	$654,608
Cash and cash equivalents, end of period	$249,686	$539,300
Supplemental disclosures of cash flow and noncash information
Purchase of property and equipment in accounts payable	139	120
Issuance of common stock upon settlement of restricted stock units	—	50,115
Issuance of common stock for retention bonus	—	324
Accrued excise tax related to common stock repurchased	288	—

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

The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of results to be expected for the year ended December 31, 2025, any other interim periods or any future year or period. The accompanying consolidated balance sheet as of December 31, 2024 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2024. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from the interim unaudited condensed consolidated financial statements.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Significant estimates and assumptions reflected in these financial statements include, stock-based compensation, fair value of contingent consideration and acquired intangible assets and their useful lives, valuation allowances against deferred tax assets and allowance for credit losses on accounts receivable, unbilled receivables, and available-for-sale debt securities. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

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

To manage credit risk related to accounts receivable and unbilled receivables, the Company maintains an allowance for credit losses. The allowance is determined by applying a loss-rate method based on an aging schedule using the Company's historical loss rate. The Company also considers reasonable and supportable current and forecasted information in determining its estimated loss rates, such as external forecasts, macroeconomic trends, or other factors that are associated with the credit quality of the Company’s customer base. The Company did not experience any material credit losses for the three and six months ended June 30, 2025 and 2024.

Accounts receivable are derived from revenue earned from clients located in the U.S. and internationally. There were no clients that represented 10% or more of the accounts receivable balance at June 30, 2025 or December 31, 2024.

Funds receivable from payment partners consists primarily of cash held by the Company’s global payment processing partners that have not yet been remitted to the Company. Significant partners are those that represent 10% or more of funds receivable from payment partners as set forth in the following table:

	June 30, 2025	December 31, 2024
Partner A	*	19%
Partner B	*	11%
Partner C	49%	28%

______________________

* Less than 10% of total balance.

During the three and six months ended June 30, 2025 and 2024, no client accounted for 10% or more of total revenue.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 1 - Business Overview and Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expenses in the condensed consolidated statements of operations and comprehensive loss. Advertising expenses for the three months ended June 30, 2025 and 2024 were $2.2 million and $2.1 million, respectively. Advertising expenses for the six months ended June 30, 2025 and 2024 were $4.0 million and $3.7 million, respectively.

Recently Adopted Accounting Pronouncements

There were no recent accounting pronouncements adopted by Flywire during the quarter ended June 30, 2025.

Accounting Pronouncements Not Yet Adopted

The following Accounting Standards Updates (ASUs) were issued by the Financial Accounting Standards Board but not yet adopted by Flywire as of June 30, 2025:

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures: ASU 2023-09 requires public business entities to disclose on an annual basis additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition, ASU 2023-09 requires disclosure pertaining to taxes paid, net of refunds received, to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. ASU 2023-09 is effective for the Company for the annual period beginning on January 1, 2025. ASU 2023-09 should be applied on a prospective basis. However, companies have the option to apply the standard retrospectively. The adoption of this standard will require certain additional disclosures in the notes to the consolidated financial statements. The adoption of this standard will require certain additional disclosures in the notes to the consolidated financial statements in our annual report on Form 10-K for 2025.

ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses: ASU 2024-03 is intended to improve the disclosures of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. The ASU requires entities to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption; as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The amendment also requires disclosure of the total amount of selling expense and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, clarifies the amendments in ASU 2024-03 are effective for the Company for the annual period beginning on January 1, 2027, and interim reporting periods within annual reporting periods beginning January 1, 2028. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

Note 2. Revenue and Recognition

The following table presents revenue disaggregated by geographical area and major solutions. The categorization of revenue by geographical location is determined based on the location of where the client resides.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Primary geographical markets
Americas	$55,836	$41,961	$119,218	$99,827
EMEA	54,777	42,871	102,225	79,031
APAC	21,278	18,844	43,900	38,921
Total revenue	$131,891	$103,676	$265,343	$217,779
Major solutions
Transactions	$100,574	$85,298	$209,064	$180,498
Platform and other revenues	31,317	18,378	56,279	37,281
Total revenue	$131,891	$103,676	$265,343	$217,779

For the three months ended June 30, 2025 and 2024, the Company recognized $2.4 million and $1.8 million in revenue from amounts that were included in deferred revenue as of December 31, 2024 and 2023, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized $5.7 million and $4.9 million in revenue from amounts that were included in deferred revenue as of December 31, 2024 and 2023, respectively.

Remaining Performance Obligations

The Company has performance obligations associated with certain clients' contracts for future services that have not yet been recognized as revenue. As of June 30, 2025, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied, including deferred revenue, was approximately $16.1 million. Of the total remaining performance obligations, the Company expects to recognize approximately 50.0% within the next year, 28.3% after one year through year two and 21.7% over the next three to five years thereafter. Actual amounts and timing of revenue recognized may differ due to subsequent contract modifications, renewals and/or terminations.

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

The following table presents the Company's significant segment expenses and other segment items for the six months ended June 30, 2025 and 2024. The CODM does not regularly review segment asset information, which is total assets, for the purpose of assessing performance and making resource allocation decisions; therefore, such information is not presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue	$131,891	$103,676	$265,343	$217,779
Less:
Payment processing services costs	49,636	36,540	95,778	74,710
Personnel expense (a)	41,296	38,381	82,422	78,434
Other segment items (b)	24,124	22,648	52,157	44,808
Depreciation and amortization expense	7,161	4,480	13,038	8,981
Stock-based compensation expense (c)	17,328	17,414	33,251	32,596
Restructuring	1,351	—	8,690	—
Interest expense	1,065	133	1,789	275
Interest income	(1,089)	(5,719)	(4,023)	(11,598)
(Gain) loss from remeasurement of foreign currency	(3,947)	(998)	(7,523)	3,378
Gain on available-for-sale debt securities	(8)	—	(166)	—
Provision for income taxes	6,981	4,677	6,097	6,292
Segment loss	$(12,007)	$(13,880)	$(16,167)	$(20,097)

____________________________

(a) Personnel expense includes employees' and contractors' compensation in Technology and development, Selling and marketing and General and administrative operating expenses.

(b) Other segment items in segment income (loss) includes the following expenses: professional fees, marketing, travel, facilities, software, ancillary services, acquisition related transaction costs and other general and administrative.

(c)Stock-based compensation expense includes employer payroll taxes and excludes stock-based compensation relating to restructuring.

See Note 2 - Revenue and Recognition for information regarding the Company's revenue by geographic area.

Note 4. Investments

The following table summarizes the estimated fair value of available-for-sale debt securities included within short-term and long-term investments as of June 30, 2025 (in thousands):

	June 30, 2025
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Accrued Interest Receivable	Aggregate Fair Value
Short-term investments
Corporate bonds	$10,589	$7	$(2)	$—	$83	$10,677
U.S. Government obligations	13,618	10	(1)	—	191	13,818
Asset-backed Securities	50	—	—	—	—	50
Total short-term investments	$24,257	$17	$(3)	$—	$274	$24,545
Long-term investments
Corporate bonds	$3,568	$5	$—	$—	$37	$3,610
U.S. Government obligations	10,949	25	—	—	81	11,055
Asset-backed Securities	219	1	—	—	—	220
Total long-term investments	$14,736	$31	$—	$—	$118	$14,885

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

The following table summarizes the fair value of the Company's available-for-sale debt securities by remaining contractual maturity as of June 30, 2025 (in thousands):

Due within one year	$24,545
Due after one year through five years	14,885
Total investments	$39,430

As of June 30, 2025, approximately 7 out of approximately 30 investments in available-for-sale debt securities were in an unrealized loss position. The following table shows fair values and gross unrealized losses for available-for-sale debt securities that were in an unrealized loss position, for which an allowance for credit losses has not been recorded, as of June 30, 2025 (in thousands):

June 30, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term investments
Corporate bonds	$2,151	$(2)	$—	$—	$2,151	$(2)
U.S. Government obligations	5,061	(1)	—	—	5,061	(1)
Foreign Agency Securities	—	—	—	—	—	—	*
Commercial paper	—	—	—	—	—	—	*
Total short-term investments	$7,212	$(3)	$—	$—	$7,212	$(3)
Long-term investments
Corporate bonds	$—	$—	$—	$—	$—	$—
U.S. Government obligations	—	—	—	—	—	—	*
Asset-backed Securities	—	—	—	—	—	—	*
Total long-term investments	$—	$—	$—	$—	$—	$—

______________________

* Less than $1.

Unrealized losses have not been recognized into income (loss) as the Company neither intends to sell, nor anticipates that it is more likely than not that the Company will be required to sell, the securities before recovery of their amortized cost basis. The decline in fair value is due primarily to changes in market interest rates, rather than credit losses. Based on the evaluation of available evidence, the Company does not believe any unrealized losses represent impairments.

During the three and six months ended June 30, 2025, the Company received proceeds of $43.6 million and $142.3 million, respectively, from the sale of short-term and long-term investments, primarily used to partially pay down the outstanding debt under the Company's revolving credit facility used for the Sertifi acquisition. Realized gains on the sale of available-for-sale debt securities during the three and six months ended June 30, 2025 were less than $0.1 million and $0.2 million, respectively.

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

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

	Measured at NAV as of June 30,	Measured at Fair Value as of June 30, 2025:
	2025	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$16,019	$—	$—	$—	$16,019
Foreign exchange contracts	—	—	—	76	76
Short-term investments
Corporate bonds	—	—	10,677	—	10,677
U.S. Government obligations	—	—	13,818	—	13,818
Foreign Agency Securities	—	—	—	—	—
Commercial paper	—	—	50	—	50
Total short-term investments	—	—	24,545	—	24,545
Long-term investments
Corporate bonds	—	—	3,610	—	3,610
U.S. Government obligations	—	—	11,055	—	11,055
Asset-backed Securities	—	—	220	—	220
Total long-term investments	—	—	14,885	—	14,885
Total financial assets	$16,019	$—	$39,430	$76	$55,525
Financial Liabilities:
Contingent consideration	$—	$—	$—	$4,946	$4,946
Total financial liabilities	$—	$—	$—	$4,946	$4,946

	Measured at NAV as of December 31,	Measured at Fair Value as of December 31, 2024:
	2024	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$139,545	$—	$—	$—	$139,545
Foreign exchange contracts	—	—	—	49	49
Short-term investments
Corporate bonds	—	—	62,625	—	62,625
U.S. Government obligations	—	—	36,755	—	36,755
Treasury Bill	—	—	6,983	—	6,983
Foreign Agency Securities	—	—	2,607	—	2,607
Commercial paper	—	—	6,878	—	6,878
Total short-term investments	—	—	115,848	—	115,848
Long-term investments
Corporate bonds	—	—	23,100	—	23,100
U.S. Government obligations	—	—	21,384	—	21,384
Agency bond	—	—	2,469	—	2,469
Asset-backed Securities	—	—	3,172	—	3,172
Total long-term investments	—	—	50,125	—	50,125
Total financial assets	$139,545	$—	$165,973	$49	$305,567
Contingent consideration	$—	$—	$—	$5,094	$5,094
Total financial liabilities	$—	$—	$—	$5,094	$5,094

During the six months ended June 30, 2025 and year ended December 31, 2024, there were no transfers between Level 1, Level 2 or Level 3.

Contingent consideration

Sertifi LLC (Sertifi)

The fair value of the contingent consideration related to the gross profit milestones from the Company’s acquisition of Sertifi in February 2025 was determined using an option pricing model and the fair value of the contingent consideration related to the technology and security milestones was determined using a scenario-based method. Refer to Note 10 - Business Combinations for additional details on the Sertifi acquisition. The following table presents the unobservable inputs incorporated into the fair value of the contingent consideration liability as of June 30, 2025.

June 30, 2025
Discount rate	6.6%
Probability of successful achievement *	28% - 60%

_____________________________

* Probability of successful achievement was set at different targets based on the Company’s estimates on achieving them. The weighted average probability of successful achievement as of June 30, 2025 was 37.7%.

Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively. Increases or decreases in any of the probabilities of success in which the gross profit, technology and security milestones are expected to be achieved would result in higher or lower fair value measurement, respectively.

Invoiced Inc. (Invoiced)

The fair value of the contingent consideration related to the revenue milestones from the Company’s acquisition of Invoiced in August 2024 was determined using an option pricing model and the fair value of the contingent consideration related to the cross-selling, product and security and information technology (IT) milestones was determined using a scenario-based method. Refer to Note 10 - Business Combinations for additional details on the Invoiced acquisition. The following table presents the unobservable inputs incorporated into the fair value of the contingent consideration liability as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Discount rate	6.5% - 6.6%	6.5% - 6.6%
Probability of successful achievement *	0% - 100%	4% - 100%

_____________________________

* Probability of successful achievement was set at different targets based on the Company’s estimates on achieving them. The weighted average probability of successful achievement as of June 30, 2025 was 28.6%.

Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively. Increases or decreases in any of the probabilities of success in which the revenue, top customers, product and IT milestones are expected to be achieved would result in higher or lower fair value measurement, respectively.

Learning Information Systems Pty Ltd. (StudyLink)

The fair value of the contingent consideration related to the revenue milestone from the Company’s acquisition of StudyLink in November 2023 was determined using an option pricing model and the fair value of the contingent consideration related to the volume of money movement, cross-selling and engineering implementation milestones was determined using a scenario-based method. Refer to Note 10 - Business Combinations for additional details on the StudyLink acquisition. The following table presents the unobservable inputs incorporated into the fair value of the contingent consideration liability as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Discount rate	7.5%	6.3% - 8.2%
Probability of successful achievement *	0%	0% -100%

_____________________________

* Probability of successful achievement was set at different targets based on the Company’s estimates on achieving them. The weighted average probability of successful achievement as of June 30, 2025 was 0%.

Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively. Increases or decreases in any of the probabilities of success in which the revenue, volume, cross-selling and the engineering implementation milestones are expected to be achieved would result in higher or lower fair value measurement, respectively.

Changes in the fair value of contingent consideration are included as a component of general and administrative expense within the condensed consolidated statements of operations and comprehensive loss. At June 30, 2025, $1.5 million and $3.5 million of contingent consideration are reflected in the Company's balance sheet in accrued expenses and other current liabilities and other liabilities, respectively. The following table summarizes the changes in the carrying value of the contingent consideration for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Beginning balance	$5,094	$2,882
Additions	3,107	—
Change in fair value	(502)	(894)
Contingent consideration paid *	(2,710)	—
Foreign currency translation adjustment	(43)	(71)
Ending balance	$4,946	$1,917

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

Note 6. Derivative Instruments

As part of the Company’s foreign currency risk management program, the Company uses foreign currency forward contracts to mitigate the volatility related to fluctuations in the foreign exchange rates. These foreign currency forward contracts are not designated as hedging instruments. Derivative transactions such as foreign currency forward contracts are measured in terms of the notional amount; however, this amount is not recorded on the condensed consolidated balance sheets and is not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. The notional amount is generally not exchanged but is used only as the underlying basis on which the value of foreign exchange payments under these contracts is determined. As of June 30, 2025 and December 31, 2024, the Company had 11,041 and 18,858 open foreign exchange contracts, respectively. As of June 30, 2025 and December 31, 2024, the Company had foreign currency forward contracts outstanding with a notional amount of $38.2 million and $43.3 million, respectively.

The Company records all derivative instruments in the condensed consolidated balance sheets at their fair values. The Company recorded an asset of $0.1 million and less than $0.1 million related to outstanding foreign exchange contracts at June 30, 2025 and December 31, 2024, respectively. The Company recognized gains of $0.6 million during the three and six months ended June 30, 2025, and losses of $0.1 million during the three and six months ended June 30, 2024. Gains and losses are included as a component of general and administrative expense within the condensed consolidated statements of operations and comprehensive loss.

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates presented (in thousands):

	June 30, 2025	December 31, 2024
Accrued employee compensation and related taxes	$13,662	$17,950
Accrued income and other non-employee related taxes	8,652	8,699
Acquisition consideration payable, including holdbacks	6,062	—
Accrued vendor liabilities	4,008	3,992
Accrued professional services	2,085	1,879
Sales tax payable	2,047	—
Restructuring	1,572	—
Current portion of contingent consideration	1,480	4,113
Current portion of operating lease liabilities	1,418	1,719
Other accrued expenses and current liabilities	8,521	10,945
	$49,507	$49,297

Note 8. Property and Equipment, net

Property and equipment, net consisted of the following as of the dates presented (in thousands):

	June 30, 2025	December 31, 2024
Computer equipment and software	$4,325	$3,907
Internal-use software	26,522	23,378
Furniture and fixtures	768	904
Leasehold improvements	4,189	5,456
	35,804	33,645
Less: Accumulated depreciation and amortization	(16,920)	(16,485)
	$18,884	$17,160

Depreciation of property and equipment and amortization of internal-use software for the three months ended June 30, 2025 and 2024 was $1.5 million and $1.2 million, respectively. Depreciation of property and equipment and amortization of internal-use software for the six months ended June 30, 2025 and 2024 was $2.9 million and $2.5 million, respectively.

The Company capitalized $3.9 million in costs related to internal-use software during the six months ended June 30, 2025 and 2024. Software developed for internal use is amortized on a straight-line basis over its estimated useful life of five years.

As of June 30, 2025 and December 31, 2024, the carrying value of internal-use software was $17.0 million and $15.4 million, respectively. Amortization expense related to internal-use software for the three months ended June 30, 2025 and 2024 was $1.2 million and $0.9 million, respectively. Amortization expense related to internal-use software for the six months ended June 30, 2025 and 2024 was $2.3 million and $1.8 million, respectively.

Note 9. Restructuring

In February 2025, the Company announced a restructuring plan that is designed to improve operational efficiencies, reduce operating costs and better align the Company’s workforce with current business needs, top strategic priorities and key growth opportunities (collectively, the Restructuring Plan). In connection with the Restructuring Plan, the Company incurred restructuring and restructuring-related charges of $1.4 million and $8.7 million during the three and six months ended June 30, 2025, respectively, recorded within restructuring expenses on the condensed consolidated statements of operations and comprehensive loss, primarily consisting of cash expenditures for severance payments and related expenses of $1.2 million and $6.3 million, respectively, for the three and six months ended June 30, 2025 as well as non-cash expenditures related to acceleration of vesting of share-based awards of $0.2 million and $2.4 million for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, the accrued restructuring liability was $1.6 million, which is included within accrued expenses and other current liabilities in the condensed consolidated balance sheets. Total restructuring costs were complete as of June 30, 2025.

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

During the three months ending June 30, 2025, the company completed its purchase accounting. The Company recorded measurement period adjustments that increased Goodwill by $0.1 million due to changes in acquired intangible assets, contingent consideration, and a working capital adjustment.

Pursuant to the terms of the Agreement, the Company acquired Sertifi for total purchase consideration of approximately $336.1 million or $328.0 million, net of cash acquired, which consisted of (in thousands):

Cash consideration, net of cash acquired	$319,844
Consideration payable	5,077
Estimated fair value of contingent consideration	3,107
Total purchase consideration, net of cash acquired	$328,028

The consideration payable of $5.1 million is for post-closing adjustments is finalized and has been recorded to other current liabilities in the condensed consolidated balance sheets. The Agreement provides for contingent consideration of up to $10.0 million, with an estimated fair value of $3.1 million on the date of acquisition, and represents additional payments that Flywire may be required to make in the future which are dependent upon the successful achievement of certain targets related to gross profit as well as milestones related to the Sertifi's technology and security integration.

During the three and six months ended June 30, 2025, the Company incurred $0.1 million and $2.6 million, respectively, in transaction costs in connection with the Sertifi acquisition, which are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

The table summarizes the allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed (in thousands):

Cash	$8,109
Accounts receivable	6,418
Prepaid expenses and other current assets	982
Other assets	321
Goodwill	251,569
Identifiable intangible assets	86,700
Total assets acquired	354,099
Deferred revenue	14,347
Accounts payable and accrued expenses	3,615
Total liabilities assumed	17,962
Net assets acquired	336,137
Less: cash acquired	8,109
Net assets, less cash acquired	$328,028

The goodwill of $251.6 million arising from the acquisition of Sertifi can be attributed to a number of business factors, including an assembled workforce, and revenue and cost synergies expected to be realized. Goodwill from this acquisition is deductible for income tax purposes.

The following table reflects the fair values of the identified intangible assets of Sertifi and their respective weighted-average amortization periods.

	Fair Values	Weighted- Average Amortization Periods
	(in thousands)	(years)
Developed technology	$29,000	8
Acquired relationships	53,100	18
Trade name/Trademark	4,600	10
	$86,700

The results of Sertifi have been included in the condensed consolidated financial statements since the date of the acquisition. Sertifi contributed $7.7 million in platform revenue and $4.7 million in transactional revenue during the three months ended June 30, 2025, and $10.7 million in platform revenue and $6.4 million in transactional revenue during the six months ended June 30, 2025. The Company has not disclosed net income or loss since the acquisition date as the business was fully integrated into the consolidated Company's operations and therefore it was impracticable to determine this amount.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information shows the results of the Company’s operations for the three and six months ended June 30, 2024 as if the acquisition had occurred on January 1, 2024. The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired operations of Sertifi. The unaudited pro forma information reflects the effects of applying the Company’s accounting policies and certain pro forma adjustments to the combined historical financial information of the Company and Sertifi. The pro forma adjustments include:

•
incremental amortization expense associated with the fair value of identified intangible assets;
•
incremental employee compensation expense for Sertifi employees;
•
Interest expense for borrowings related to the acquisition;
•
transaction costs; and
•
the estimated tax impact of the above items.

	Six Months Ended June 30, 2025		Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Actual	Pro Forma	Actual	Pro Forma	Actual	Pro Forma
	(in thousands)		(in thousands)		(in thousands)
Revenue	$265,343	$272,101	$103,676	$112,763	$217,779	$235,239
Net loss	$(16,167)	$(16,847)	$(13,880)	$(16,017)	$(20,097)	$(26,346)

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

The purchase consideration includes $2.0 million of acquisition holdback payments payable to former Invoiced shareholders in the absence of pending claims, $1.0 million on each of the first and second anniversary dates of the acquisition.

The business combination agreement provides for contingent consideration of up to $7.5 million, with an estimated fair value of $4.5 million on the date of acquisition, and represents additional payments that Flywire may be required to make in the future which are dependent upon the successful achievement of certain targets related to revenue and cross-selling of the Invoiced software as well as milestones related to the Invoiced software product and security and IT integration. As of June 30, 2025, the fair value of contingent consideration was $1.5 million, all of which related to software product and security and IT integration milestones achieved during the six months ended June 30, 2025. During the six months ended June 30, 2025, the Company paid $1.1 million related to a product integration milestone achieved. During the year end December 31, 2024, the Company paid $1.1 million related to a product integration milestone achieved.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information shows the results of the Company’s operations for the three months ended June 30, 2024 as if the acquisition had occurred on January 1, 2023. The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired operations of Invoiced. The unaudited pro forma information reflects the effects of applying the Company’s accounting policies and certain pro forma adjustments to the combined historical financial information of the Company and Invoiced. The pro forma adjustments include:

•
incremental amortization expense associated with the estimated fair value of identified intangible assets;
•
incremental employee compensation expense for Invoiced employees;
•
transaction costs; and
•
the estimated tax impact of the above items.

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Actual	Pro Forma	Actual	Pro Forma
	(in thousands)		(in thousands)
Revenue	$103,676	$105,064	$217,779	$220,582
Net Income (Loss)	$(13,880)	$(14,677)	$(20,097)	$(21,309)

Note 11. Goodwill and Acquired Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill as of the dates presented (in thousands):

June 30, 2025
Balance at December 31, 2024	$149,558
Goodwill related to acquisitions	251,517
Measurement period adjustments	57
Foreign currency translation adjustment	5,307
Balance at June 30, 2025	$406,439

Acquired Intangible Assets

Acquired intangible assets subject to amortization consisted of the following (dollars in thousands):

	June 30, 2025
	Gross Carrying Value*	Accumulated Amortization**	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$75,270	$(30,639)	$44,631	6.37
Acquired Relationships	176,886	(26,791)	150,095	12.48
Trade Name/Trademark	5,130	(269)	4,861	9.02
	$257,286	$(57,699)	$199,587

* Includes $156 thousand of foreign currency translation adjustments.

** Includes $(461) thousand of foreign currency translation adjustments.

	December 31, 2024
	Gross Carrying Value*	Accumulated Amortization**	Net Carrying Amount	Weighted Average Remaining Life (Years)
Developed Technology	$45,546	$(26,312)	$19,234	4.90
Acquired Relationships	120,119	(21,104)	99,015	10.12
Trade Name/Trademark	524	(89)	435	3.30
	$166,189	$(47,505)	$118,684

* Includes $(4,394) thousand of foreign currency translation adjustments.

** Includes $410 thousand of foreign currency translation adjustments.

Amortization expense for the three months ended June 30, 2025 and 2024 was $5.3 million and $3.0 million, respectively. Amortization expense for the six months ended June 30, 2025 and 2024 was $9.4 million and $5.9 million, respectively.

As of June 30, 2025, the estimated annual amortization expense of intangible assets for each of the next five years and thereafter is expected to be as follows (in thousands):

Estimated Amortization Expense
Remaining of fiscal year 2025	$10,592
2026	21,443
2027	21,470
2028	21,126
2029	20,202
2030	18,243
Thereafter	86,511
$199,587

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

The 2024 Revolving Credit Facility contains customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, require the Company to satisfy certain financial covenants and restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the 2024 Revolving Credit Facility becoming immediately due and payable and termination of the commitments. The Company was in compliance with all covenants associated with the 2024 Revolving Credit Facility as of June 30, 2025.

During the six months ended June 30, 2025, the Company drew down $125.0 million under the 2024 Revolving Credit Facility in connection with the acquisition of Sertifi. During the six months ended June 30, 2025, the Company also repaid $65.0 million against the 2024 Revolving Credit Facility. The outstanding balance of the 2024 Revolving Credit Facility was $60.0 million at June 30, 2025, which is due and payable in February 2029 and is classified as long-term debt on the condensed consolidated balance sheet. There was no outstanding balance of the 2024 Revolving Credit Facility at December 31, 2024.

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

As of June 30, 2025 and December 31, 2024, there was no outstanding indebtedness under the 2021 Revolving Credit Facility.

Interest expense for the three months ended June 30, 2025 and 2024 was $1.1 million and $0.1 million, respectively. Included in interest expense for each of the three months ended June 30, 2025 and 2024 is less than $0.1 million of amortization of debt issuance costs. Interest expense for the six months ended June 30, 2025 and 2024 was $1.8 million and $0.3 million, respectively. Included in interest expense for each of the six months ended June 30, 2025 and 2024 is $0.1 million of amortization of debt issuance costs.

Letters of Credit

As of June 30, 2025 and December 31, 2024, the Company had outstanding and unused letters of credit in the amount of approximately $6.6 million and $2.5 million, respectively, for the purpose of protecting third-party service providers against defaults. The letters of credit may be terminated at any time by the Company upon notice.

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

During the three and six months ended June 30, 2025, the Company repurchased 564,042 and 4,126,685 shares of its common stock for an aggregate amount, including commissions and accrued excise tax, of $5.0 million and $53.5 million under the Repurchase Program, respectively. The repurchased shares are held as treasury stock. As of June 30, 2025, approximately $52.0 million of the $150 million originally authorized amount under the Repurchase Program remained available for future repurchases.

All of the Company’s repurchases are subject to a one percent excise tax enacted by the Inflation Reduction Act of 2022 (the IRA). The amount of share repurchases subject to the excise tax are reduced by the fair market value of any shares issued during the taxable year. As of June 30, 2025, the accrued excise tax liability pursuant to the IRA was $0.3 million, which is included in the cost of treasury stock and accrued expenses and other current liabilities on the Company's condensed consolidated balance sheet.

Treasury Stock

The Company may issue treasury stock upon the exercise of stock options and vesting of restricted stock units granted under its equity incentive plans. The Company issued 9,330 and 28,512 treasury shares at average cost of $11.50 and $10.43 per share during the three and six months ended June 30, 2025, respectively. The Company issued 5,503 and 20,007 treasury shares at an average cost of $0.32 per share during the three and six months ended June 30, 2024, respectively. The Company intends to issue treasury shares as long as an adequate number of those shares are available.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during the period and is comprised of net income (loss) and other comprehensive income (loss). Accumulated other comprehensive income (AOCI) reported on the Company's condensed consolidated balance sheets for the period ending June 30, 2025 consists of foreign currency translation adjustment and the unrealized gains and losses, net of applicable taxes, on available-for-sale debt securities.

The following tables summarize the changes in AOCI for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Unrealized Gains (Losses) on Available-for- Sale Debt Securities, net	Foreign Currency Translation Adjustment	Total	Unrealized Losses on Available-for- Sale Debt Securities, net	Foreign Currency Translation Adjustment	Total
Beginning balance	$79	$403	$482	$—	$(41)	$(41)
Other comprehensive (loss) income before reclassifications	(36)	6,655	6,619	(53)	193	140
Net current period other comprehensive (loss) income	(36)	6,655	6,619	(53)	193	140
Ending balance	$43	$7,058	$7,101	$(53)	$152	$99

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Unrealized Gains (Losses) on Available-for- Sale Debt Securities, net	Foreign Currency Translation Adjustment	Total	Unrealized Losses on Available-for- Sale Debt Securities, net	Foreign Currency Translation Adjustment	Total
Beginning balance	$208	$(2,274)	$(2,066)	$—	$1,320	$1,320
Other comprehensive (loss) income before reclassifications	(165)	9,332	9,167	(53)	(1,168)	(1,221)
Net current period other comprehensive (loss) income	(165)	9,332	9,167	(53)	(1,168)	(1,221)
Ending balance	$43	$7,058	$7,101	$(53)	$152	$99

Reserved Shares of Common Stock for Future Issuance

As of June 30, 2025, the Company had reserved shares of common stock for future issuance as follows:

Issued and outstanding stock options	5,466,330
Issued and outstanding restricted stock units	12,174,304
Available for issuance under the 2021 Equity Incentive Plan	15,021,878
Available for issuance under Employee Stock Purchase Plan	5,750,600
Available for conversion of non-voting common stock	1,873,320
40,286,432

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

Stock Options

Stock options granted under the 2021 Plan generally vest based on continued service over four years and expire within ten years from the date of grant. Any options that are canceled or forfeited before expiration become available for future grants.

The Company did not grant any options to purchase shares of common stock during the three and six months ended June 30, 2025.

As of June 30, 2025, there was $0.8 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.47 years.

Restricted Stock Units

Starting in 2021, the Company awarded restricted stock units to employees and certain non-employee board members under the 2021 Plan. During the three and six months ended June 30, 2025, the Company awarded restricted stock units covering an aggregate of 1.3 million and 8.4 million shares of common stock, respectively. The fair value of each restricted stock unit is estimated based on the fair value of the Company's common stock on the date of the grant. The restricted stock units vest over the requisite service period, which range between one and four years from the date of the grant, subject to the continued employment of the employees and service of the non-employee board members.

As of June 30, 2025, there was $153.8 million of total unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.97 years.

Employee Stock Purchase Plan

In April 2021, the Company’s board of directors adopted, and in May 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (ESPP), which became effective on May 28, 2021. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to "eligible employees". A total of 5,750,600 shares of common stock have been reserved for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of common stock reserved for future issuance under the ESPP. The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of a share of common stock on the first or last day of the offering period, whichever is lower. Eligible employees can contribute up to the lesser of 15% of their eligible compensation and the IRS limit. Offering periods are generally 6 months long.

As of June 30, 2025, a total of 5,750,600 shares of the Company's common stock were available for future issuance under the ESPP.

The fair value of the ESPP offering during the three months ended June 30, 2025 was estimated at the start of the offering period using the Black-Scholes option-pricing model with the following assumptions: (i) expected term of 0.5 years, (ii) expected volatility of 46.61%, (iii) risk-free interest rate of 4.20% and (iv) expected dividend yield of 0%.

As of June 30, 2025, there was no unrecognized compensation expense related to the ESPP.

Stock-Based Compensation Costs

The following table summarizes the stock-based compensation expense for (i) stock options and restricted stock units granted to employees and non-employee board members and (ii) ESPP shares that were purchased by employees that were recorded in the Company’s condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Technology and development	$3,302	$2,830	$6,519	$5,422
Selling and marketing	4,820	4,660	9,380	8,620
General and administrative	9,165	9,571	17,391	17,861
Restructuring	235	—	2,450	—
Total stock-based compensation expense	$17,522	$17,061	$35,740	$31,903

During the three months ended June 30, 2025 and 2024, $0.3 million and $0.4 million, respectively, of stock-based compensation was charged to internal-use software. During the six months ended June 30, 2025 and 2024, $0.5 million and $0.6 million, respectively, of stock-based compensation was charged to internal-use software.

On November 6, 2023, the Company entered into a Transition Agreement with its previous Chief Financial Officer (Prior CFO), pursuant to which the Company modified its Prior CFO's outstanding stock options and restricted stock units. As a result of this modification, the Company recognized additional compensation expense of $1.3 million during the three months ended June 30, 2024. There was no additional compensation expense recognized as a result of this modification during the three and six months ended June 30, 2025.

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

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the six months ended June 30, 2025 and 2024; accordingly, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders.

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

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(12,007)	$(13,880)	$(16,167)	$(20,097)
Net loss attributable to common stockholders – basic and diluted	$(12,007)	$(13,880)	$(16,167)	$(20,097)
Denominator:
Weighted average common shares outstanding – basic and diluted	121,852,349	124,562,015	122,539,986	123,859,762
Net loss per share attributable to common stockholders – basic and diluted	$(0.10)	$(0.11)	$(0.13)	$(0.16)

Outstanding potentially dilutive securities, which were excluded from the diluted net income (loss) per share calculations because they would have been antidilutive were as follows as of the dates presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unvested restricted stock units	5,466,330	6,327,473	5,466,330	6,327,473
Stock options to purchase common stock	12,174,304	6,750,469	12,174,304	6,750,469
Employee stock purchase plan shares	—	—	82,013	—
	17,640,634	13,077,942	17,722,647	13,077,942

Note 16. Income Taxes

The Company’s provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period. The Company recorded an income tax provision of $7.0 million and $4.7 million for the three months ended June 30, 2025 and 2024, respectively. The income tax provision for the three months ended June 30, 2025 and 2024 was primarily attributable to activity in the Company's foreign subsidiaries and U.S. state taxes. The Company recorded an income tax provision of $6.1 million and $6.3 million for the six months ended June 30, 2025 and 2024, respectively. The income tax provision for the six months ended June 30, 2025 and 2024 was primarily attributable to activity in the Company's foreign subsidiaries and U.S. state taxes.

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

The Company’s management evaluates the realizability of the Company’s deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during the foreseeable future. As of June 30, 2025, the Company continues to maintain a full valuation allowance of the U.S. net deferred tax assets.

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 ("OBBBA") which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. The Company is evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position and does not expect the legislation to have a material impact on our financial statements.

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

As of June 30, 2025, the Company was not a party to any litigation the outcome of which, the Company believes, if determined adversely to it, would individually or in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows.

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

On July 25, 2025, the Company and certain of its current and former officers were named as defendants in a securities class action complaint captioned Hickman v. Flywire Corporation filed in the United States District Court for the Eastern District of New York on behalf of a putative class of investors who purchased Flywire securities from February 28, 2024, through February 25, 2025. Plaintiff alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by purportedly overstating the strength and sustainability of the Company's revenue growth and understating the negative impact of certain government permit and visa related policies on our business. The lawsuit seeks unspecified damages, costs, attorneys’ fees, and other relief. The Company believes to have strong defenses against the asserted claims and intends to vigorously defend itself.

The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss for this matter. Taking into account discussions with the Company's external lawyers, we do not consider the probability of an outflow of resources to be sufficient to recognize a provision at the balance sheet date. In the Company's opinion, these matters constitute contingent liabilities as of the balance sheet date. However, it is currently impractical for the Company to estimate with sufficient reliability the respective contingent liabilities.

Indemnification

In the ordinary course of business, the Company agrees to indemnify certain partners and clients against third-party claims asserting infringement of certain intellectual property rights, data privacy breaches, damages caused to property or persons, or other liabilities relating to or arising from the Company’s payment platform or other contractual obligations. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any pending indemnification matters or claims, individually or in the aggregate, that are expected to have a material adverse effect on its financial position, results of operations, or cash flows and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements for the periods ended June 30, 2025 and December 31, 2024.

Note 18. Subsequent Event

Share Repurchase Program

On July 30, 2025, our Board of Directors approved an increase in the aggregate purchase price of shares of our Common Stock outstanding that may be purchased under the Repurchase Program by $150 million. As of July 30, 2025, approximately $202.0 million remained available for future repurchases under the Repurchase Program. Refer to Note 13, Stockholders' Equity for further information on the Repurchase Program.

2024 Revolving Credit Facility

On August 1,2025, the Company entered into the First Amendment to the Amended and Restated Credit Agreement and the First Amendment to Pledge and Security Agreement, to increase the maximum borrowing limit to $300 million and revise certain covenants that restricted the incurrence of indebtedness to permit the issuance of Convertible Notes, among other modifications. As of August 6, 2025, the available balance under our 2024 Revolving Credit Facility was $240.0 million. Refer to Note 12, Debt, for further information on the 2024 Revolving Credit Facility.

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

•
Rapid domestic and international payments volume growth. We have grown our total payment volume by approximately 22% period-over-period from $4.9 billion during the three months ended June 30, 2024 to $5.9 billion during the three months ended June 30, 2025. We have grown our total payment volume by approximately 21% period-over-period from $11.8 billion during the six months ended June 30, 2024 to $14.3 billion during the six months ended June 30, 2025.
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

As of June 30, 2025, we serve over 4,700 clients around the world, excluding clients acquired from the Sertifi and Invoiced acquisitions. In education, we serve more than 3,100 institutions. In healthcare, we power more than 100 healthcare systems, including four of the top 10 healthcare systems in the United States ranked by hospital size as of December 31, 2024. In our travel and B2B verticals, we have a growing portfolio of approximately 1,400 clients as of June 30, 2025.

Our success in building our client base around the world and expanding utilization by our clients’ customers has allowed us to achieve significant scale. We enabled approximately $29.7 billion, $14.3 billion, and $11.8 billion in total payment volume during the year ended December 31, 2024 and six months ended June 30, 2025 and 2024, respectively. We generated revenue of $492.1 million and $403.1 million for the years ended December 31, 2024 and 2023, respectively, and had net income of $2.9 million and net loss of $8.6 million, respectively, for the same years. We generated revenue of $265.3 million and $217.8 million for the six months ended June 30, 2025 and 2024, respectively, and had net loss of $16.2 million and $20.1 million, respectively, for the same periods.

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

We had approximately 1,355 full-time FlyMates as of June 30, 2025, compared to approximately 1,281 full-time FlyMates as of June 30, 2024, an increase of 5.8%.

Recent Acquisitions

In February 2025, we entered into a Purchase and Sale Agreement (the Agreement) to acquire the business of Sertifi LLC (Sertifi) for upfront cash consideration of $330 million, subject to certain post-closing adjustments set forth in the Agreement, and contingent consideration of up to $10 million upon the completion or satisfaction of certain technical and commercial milestones by Sertifi. Sertifi is a vertical software and payments platform digitizing hospitality-specific workflows and associated payments. We paid the upfront cash consideration through a combination of cash on hand and borrowings from our existing 2024 Revolving Credit Facility. The acquisition of Sertifi was intended to accelerate the Company’s travel business and expand its offerings to support over 20,000 hotel locations globally. Sertifi contributed $7.7 million and $10.7 million in platform revenue during the three and six months ended June 30, 2025, respectively, and $4.7 and $6.4 million in transactional revenue during the three and six months ended June 30, 2025, respectively.

In August 2024, we acquired all of the issued and outstanding shares of Invoiced for an estimated total aggregate purchase price of approximately $51.7 million, consisting of approximately $47.2 million in cash consideration, net of cash acquired and up to $4.5 million of contingent consideration. The contingent consideration represents additional payments that we may be required to make in the future dependent on the successful achievement of revenue, cross-selling, product and security and IT milestones. Invoiced is a U.S.-based SaaS B2B company that provides accounts receivable software that automates all aspects of billing, collections, payments, reporting and forecasting within a single online platform. The acquisition of Invoiced was intended to accelerate our global expansion in our B2B vertical.

Restructuring

In February 2025, we announced a restructuring plan that is designed to improve operational efficiencies, reduce operating costs and better align our workforce with current business needs, top strategic priorities and key growth opportunities (collectively, the Restructuring Plan). In connection with the Restructuring Plan, we incurred restructuring and restructuring-related charges of $1.4 million and $8.7 million during the three and six months ended June 30, 2025, recorded within restructuring expenses on the condensed consolidated statements of operations and comprehensive loss. Restructuring costs during the three months ended June 30, 2025 primarily consists of cash expenditures for severance payments, employee benefits and facilitation costs of $1.3 million, and non-cash expenditures related to acceleration of vesting of share-based awards of $0.1 million. Restructuring costs during the six months ended June 30, 2025 primarily consists of cash expenditures for severance payments, employee benefits and facilitation costs of $6.4 million, and non-cash expenditures related to acceleration of vesting of share-based awards of $2.3 million. As of June 30, 2025, the accrued restructuring liability was $1.6 million, which is included within accrued expenses and other current liabilities in the condensed consolidated balance sheets. Total costs incurred in connection with the Restructuring Plan were complete as of June 30, 2025.

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

	Three Months Ended June 30,
(dollars in millions)	2025	2024	$ Change	% Change
Transaction payment volume	$4,987.2	$3,908.1	$1,079.1	28%
Platform and other revenues payment volume	944.3	951.6	(7.3)	(1)%
Total payment volume	$5,931.5	$4,859.7	$1,071.8	22%

	Six Months Ended June 30,
(dollars in millions)	2025	2024	$ Change	% Change
Transaction payment volume	$11,413.2	$8,908.0	$2,505.2	28%
Platform and other revenues payment volume	2,889.3	2,904.8	(15.5)	(1)%
Total payment volume	$14,302.5	$11,812.8	$2,489.7	21%

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

Impacts Resulting From Government Changes to International Student Visa Policies

Revenue from our education clients, which primarily includes clients in the United States, Canada, U.K., Europe, and Asia Pacific/Australia, is affected by several factors, including policies enacted by government organizations around the world that cap the issuance of international student visas. In January 2024, the Canadian government announced what at the time appeared to be a temporary intake cap on international student permit applications to stabilize new growth for a period of two years. This cap – intended to address Canada’s housing shortage, overburdened health systems, and rising costs of living – has reportedly reduced the number of international students coming to Canada by about 40% since implementation. Building on these changes, the Immigration, Refugees, and Citizenship Canada (IRCC) announced in January 2025 that new study permits for international students will be reduced by 10% from the 2024 target of 485,000 to 437,000 in 2025 and 2026. When first instituted by the IRCC, the cap initially excluded students enrolled in master’s and PhD programs, but recent reports indicate that the 2025 and 2026 study permit intake cap will include master’s and doctoral students. Additionally, in November 2024, Canada ended its Student Direct Stream (SDS) program for expedited international student visa processing, and international students applying to study in Canada no longer need to prepay tuition to apply for a study permit. These limitations have resulted in a corresponding reduction in payment flows, which had an adverse effect on our business in the six months ended June 30, 2025 and which we anticipate will continue to impact our Canada revenues and revenue growth in 2025.

Similarly, since late 2023, the Australian government has taken similar actions to tighten international student visa rules, including an increase in the amount of minimum savings that international students would need to have in order to obtain a visa, raising the standards of the English language proficiency requirements for student and graduate visas, a 125% increase in the visa fee for international students, and the imposition of a ban for holders of visitor visas and students holding temporary graduate visas from applying for a student visa while in Australia. In August 2024, the Australian government announced the setting of a national planning level to apply from January 1, 2025 and which is intended to limit the number of new overseas student places available in Australia – including a ceiling of 270,000 international students for calendar year 2025. However, in December 2024, the government announced a change of course, instead implementing a system to introduce two categories of student visa processing: “high priority” and “standard priority”, with all international education providers to receive high priority processing up to 80% of their indicative international student cap. After reaching 80%, the providers will receive standard priority processing. In August 2025, the Australian government announced the setting of a national planning level to apply a ceiling of 295,000 international students for 2026. These new Australian government policies, including university quotas, slower visa processing, higher fees, and stricter financial and language requirements, has had an adverse impact on our business in the six months ended June 30, 2025 and we anticipate will continue to impact our Australian revenues in 2025.

Other governments where our client institutions are located, including in the U.S., may introduce measures from time to time to manage the growth of the international student population in their respective countries, which may have adverse effects on our business. Our U.S. market saw slower growth in the six months ended June 30, 2025 due to shifting visa trends. In addition, in the first half of 2025 U.S. policy shifts have prompted dramatic action to rescind student visas (including deportation of students), plan additional cutbacks to the volume of international student visa issuances and more closely scrutinize applications for international student visas, and to cut government support for higher education, adding to uncertainty around the number of students coming to the U.S. to study in the near future. Delays in issuances of visas or visa denials may discourage prospective international students from choosing U.S. institutions as places for study. The existing rules and any introduction of new rules further limiting the attractiveness of international study by the governments of countries where our client institutions are located has and is expected in the near term to continue to adversely impact the growth of our business in the applicable regions. We expect these changes to U.S. immigration policy and heightened trade tensions from the threat or imposition of tariffs will continue to dampen demands for international study and adversely impact our revenue growth in the U.S. in 2025.

Recently, after a period during which interviews and applications for student visas to study in the U.S. were temporarily suspended, the U.S. Department of State (DOS) resumed scheduling visa interview appointments for international students and exchange visitors while it considered new social media vetting measures. New student and exchange visitor visa policies and the resumption of interview appointments is expected to have implications for Fall enrollment of international students in the U.S. which may adversely affect our revenue and results of operations. Some of these expected impacts include:

•
Requests for deferred admissions, increased student inquiries/concerns, and delays in expected enrollment;
•
Visa appointment cancellations, unavailability or delays in scheduling interviews as well as higher visa rejection rates - especially as to potential students from the countries that send the most students to the United States; and
•
Students pivoting away from study and research in the United States. According to some studies, the top five countries that international students and scholars have indicated they are turning to instead of the United States are: United Kingdom, Australia, Canada, China, and Germany. These European and Asian study destinations that are gaining in market share of student interest often carry lower tuition and related costs of living relative to the United States, which may result in lower volume of payments processed within our education vertical.

The expanded social media screening process to be applied by the DOS to student visa applicants establishes that, of those students seeking expedited appointments, priority should be given to those attending universities with lower international enrollment (15% or less). This change potentially disadvantages those seeking to study at more internationally diverse institutions and marks a significant departure from previous DOS guidance that prioritized students based on the start of their academic studies. Administrative processing issues, a new requirement that applicants provide DOS access to social media accounts, and the resource-intensive nature of the new screening requirements is expected to create longer wait times and processing delays. All of these factors – and other related uncertainties that will surface as the new standards are implemented – can contribute to a decline in international enrollment in U.S. academic institutions, which could adversely affect our business.

In addition, in the U.S., the recently enacted “One Big Beautiful Bill” contains a number of provisions with the potential to significantly change the landscape for financing undergraduate and graduate study and which could adversely affect the demand for higher education in the U.S. The One Big Beautiful Bill limits Pell Grant awards (which provide gift aid to low-income students), eliminates the Grad PLUS program, and sets new limits for graduate and professional students for Direct Unsubsidized Loans. The new bill also caps parent loans to finance undergraduate education, and changes student loan repayment options, among other modifications. Although most of these changes will not go into effect until July 1, 2026, so U.S. students entering or returning to college in the fall of 2025 are unaffected, the longer-term impacts of the bill may impact U.S. student enrollment in undergraduate and postgraduate programs and could materially and adversely affect our revenue and results of operations.

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

Impact of Inflation

Inflation did not have a material effect on our cash flows and results of operations during the three and six months ended June 30, 2025.

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

General and Administrative

General and administrative expenses consist of personnel-related expenses, including stock-based compensation expense for finance, risk management, legal and compliance, human resources IT and other administrative functions, costs incurred for external professional services, as well as rent, and facility and insurance costs. We expect to incur additional general and administrative expenses as we continue to invest in our planned growth of our business. We also expect to increase the size of our general and administrative functions to support the growth in the business, and to operate as a public company. As a result, we expect that our general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of total revenue from period to period.

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

As of June 30, 2025 there was $60.0 million outstanding under the 2024 Revolving Credit Facility. As of December 31, 2024 there was no outstanding indebtedness under the 2024 Revolving Credit Facility.

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

Results of Operations

Comparison of results for the three months ended June 30, 2025 and 2024

All dollar amounts in the tables below are rounded and as a result, certain amounts may not recalculate using the rounded amounts provided.

The following table sets forth our consolidated results of operations for periods presented:

	Three Months Ended June 30,
(dollars in millions)	2025	2024	$ Change	% Change
Revenue	$131.9	$103.7	$28.2	27.2%
Payment processing services costs	53.9	39.9	14.0	35.1%
Technology and development	17.1	15.8	1.3	8.2%
Selling and marketing	38.4	31.8	6.6	20.8%
General and administrative	30.2	32.0	(1.8)	(5.6)%
Restructuring	1.4	—	1.4	—
Total costs and operating expense	141.0	119.5	21.5	18.0%
Loss from operations	(9.1)	(15.8)	6.7	(42.4)%
Interest expense	(1.0)	(0.1)	(0.9)	900.0%
Interest income	1.1	5.7	(4.6)	(80.7)%
Gain from remeasurement of foreign currency	3.9	1.0	2.9	290.0%
Gain on available-for-sale debt securities	—	—	—	—
Total other income (expense), net	4.0	6.6	(2.6)	(39.4)%
Loss before provision for income taxes	(5.1)	(9.2)	4.1	(44.6)%
(Benefit from) provision for income taxes	7.0	4.7	2.3	48.9%
Net loss	(12.0)	(13.9)	1.9	(13.7)%
Foreign currency translation adjustment	6.6	0.2	6.4	3200.0%
Unrealized losses on available-for-sale debt securities, net of taxes	—	(0.1)	0.1	100.0%
Comprehensive income (loss)	$(5.4)	$(13.7)	$8.4	(61.3)%

Revenue

Revenue was $131.9 million for the three months ended June 30, 2025, compared to $103.7 million for the three months ended June 30, 2024, an increase of $28.2 million or 27.2%. Revenue is comprised of transaction revenue and platform and other revenues as follows:

	Three Months Ended June 30,
(dollars in millions)	2025	2024	$ Change	% Change
Transaction revenue	$100.6	$85.3	$15.3	17.9%
Platform and other revenues	31.3	18.4	12.9	70.1%
Revenue	$131.9	$103.7	$28.2	27.2%

Transaction revenue was $100.6 million for the three months ended June 30, 2025, compared to $85.3 million for the three months ended June 30, 2024, an increase of $15.3 million or 17.9%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes inclusive of the Sertifi acquisition for the three months ended June 30, 2025 from both our existing clients and new clients added during the three months ended June 30, 2025 compared to three months ended June 30, 2024. Our transaction payment volume outpaced our revenue growth during the three months ended June 30, 2024, primarily due to the increase in domestic transactions that have a lower average monetization rate. We experienced growth in transaction payment volume across most regions and verticals during the period, excluding Canada, which decreased primarily due to Canada’s international student permit applications cap introduced earlier in 2024. Transaction payment volume increased approximately 28% during the three months ended June 30, 2025 to $5.0 billion compared to $3.9 billion during the three months ended June 30, 2024.

Platform and other revenues were $31.3 million for the three months ended June 30, 2025, compared to $18.4 million for the three months ended June 30, 2024, an increase of $12.9 million or 70.1%. The increase in platform and other revenues was driven by the Sertifi and Invoiced acquisitions and an increase in healthcare platform products.

Payment Processing Services Costs

Payment processing services costs were $53.9 million for the three months ended June 30, 2025, compared to $39.9 million for the three months ended June 30, 2024, an increase of 14.0 million or 35.1%.The increase in payment processing services costs is correlated with the increase in transaction payment volume of 28% over the same period. In addition, during the three months ended June 30, 2025, we incurred approximately $2.0 million in foreign currency settlement losses.

Technology and Development

Technology and development expenses were $17.1 million for the three months ended June 30, 2025, compared to $15.8 million for the three months ended June 30, 2024, an increase of $1.3 million or 8.2%. The increase in technology and development cost was primarily driven by an increase in personnel costs and stock-based compensation expense, offset by a decrease in software tools. Personnel costs were $10.8 million for the three months ended June 30, 2025 compared to $9.7 million for the three months ended June 30, 2024, an increase of $1.1 million or 11.3%. The increase in personnel costs was primarily driven by higher headcount resulting from our recent acquisition of Sertifi. Stock-based compensation expense was $3.2 million for the three months ended June 30, 2025, compared to $2.8 million for the three months ended June 30, 2024, an increase of $0.4 million or 14.3%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates, including our new FlyMates from our recent acquisition of Sertifi. Software tools were $1.3 million for the three months ended June 30, 2025, compared to $1.4 million for the three months ended June 30, 2024, a decrease of $0.1 million or 7.1%. The decrease in software tools was primarily due to optimization of our technology infrastructure.

Selling and Marketing

Selling and marketing expenses were $38.4 million for the three months ended June 30, 2025, compared to $31.8 million for the three months ended June 30, 2024, an increase of $6.6 million or 20.8%. The increase in selling and marketing expenses was primarily driven by an increase in personnel costs, stock-based compensation expense, professional fees, engineering tools and depreciation and amortization expense. Personnel costs were $17.6 million for the three months ended June 30, 2025, compared to $16.5 million for the three months ended June 30, 2024, an increase of $1.1 million or 6.7%. The increase in personnel costs was primarily driven by higher headcount resulting from our recent acquisition of Sertifi. Stock-based compensation expense was $4.9 million for the three months ended June 30, 2025, compared to $4.7 million for the three months ended June 30, 2024, an increase of $0.2 million or 4.3%. The increase in stock-based compensation was attributable to equity grants awarded to existing and new FlyMates, including new FlyMates from our recent acquisition of Sertifi. Professional fees were $5.8 million for the three months ended June 30, 2025, compared to $4.5 million for the three months ended June 30, 2024, an increase of $1.3 million or 28.9%. The increase in professional fees was primarily due to increases in third party commissions. Engineering tools were $1.3 million for the three months ended June 30, 2025, compared to $0.6 million for the three months ended June 30, 2024, an increase of $0.7 million or 116.7%. The increase in engineering tools was primarily due to the acquisition of Sertifi. Depreciation and amortization was $4.3 million for the three months ended June 30, 2025, compared to $1.9 million for the three months ended June 30, 2024, an increase of $2.4 million or 126.3%. The increase in depreciation and amortization expense was primarily due to acquired intangible assets related to the Sertifi and Invoiced acquisitions.

General and Administrative

General and administrative expenses were $30.2 million for the three months ended June 30, 2025, compared to $32.0 million for the three months ended June 30, 2024, a decrease of $1.8 million or 5.6%. The decrease in general and administrative expenses was primarily driven by decreases in professional fees, the change in fair value of contingent consideration, decreases in net hedging activity gains and stock-based compensation, partially offset by increases in personnel costs. Professional fees were $2.7 million for the three months ended June 30, 2025, compared to $4.0 million for the three months ended June 30, 2024, a decrease of $1.3 million or 32.5%. The decrease in professional fees was primarily driven by the capitalization of consultant fees related to software implementation initiatives and a decrease in external legal fees. The change in fair value of contingent consideration was a reduction of $0.7 million for the three months ended June 30, 2025, compared to a reduction of $0.4 million for the three months ended June 30, 2024, a decrease of $0.3 million or 75.0%. The decrease in the fair value of contingent consideration during the three months ended June 30, 2025 was due to updated assumptions for the probability of achievement of milestones, net of the time value of money as we progress closer to payment of the contingent consideration liability for the Sertifi and Invoiced acquisitions. The decrease in hedging activity gains was $0.7 million, from a gain of $0.1 million for the three months ended June 30, 2024 to a loss of $0.6 million for the three months ended June 30, 2025. The decrease in net hedging gains was primarily driven by foreign currency fluctuations. Stock-based compensation was $9.2 million for the three months ended June 30, 2025, compared to $9.6 million for the three months ended June 30, 2024, a decrease of $0.4 million or 4.2%. The decrease in stock-based compensation was primarily driven by cost savings realized from the restructuring initiatives implemented in the previous quarter and the capitalization of costs pertaining to software implementation initiatives, offset by equity grants awarded to new FlyMates from the recent acquisition of Sertifi. Personnel costs were $12.5 million for the three months ended June 30, 2025, compared to $12.0 million for the three months ended June 30, 2024, an increase of $0.5 million or 4.2%. The increase in personnel costs was primarily driven by an increase in the 2025 annual bonus performance metrics expected payout and higher headcount resulting from our recent acquisition of Sertifi, offset by the savings realized from the restructuring initiatives implemented in the previous quarter.

Restructuring

Restructuring expenses were $1.4 million for the three months ended June 30, 2025. There were no restructuring expenses during the three months ended June 30, 2024. Restructuring expenses included restructuring and restructuring-related expenses incurred as part of the Restructuring Plan announced in February 2025, related primarily to severance payments, employee benefits and facilitation costs of $1.2 million and $0.2 million related to the acceleration of stock-based compensation for terminated employees.

Interest Expense

Interest expense was $1.0 million for the three months ended June 30, 2025, compared to $0.1 million for the three months ended June 30, 2024. As of June 30, 2025, there was $60.0 million outstanding indebtedness under the 2024 Revolving Credit Facility. Interest expense consists primarily of interest expense, amortization of debt issuance costs and unused commitment fees related to our 2024 Revolving Credit Facility.

Interest Income

Interest income was $1.1 million for the three months ended June 30, 2025, compared to $5.7 million for the three months ended June 30, 2024, a decrease of $4.6 million or 80.7%. The decrease in interest income was primarily attributable to the decrease in our cash balance as a result of spending cash on the Share Repurchase Program and recent acquisitions.

Gain from Remeasurement of Foreign Currency

Gain from remeasurement of foreign currency was $3.9 million for the three months ended June 30, 2025, compared to $1.0 million for the three months ended June 30, 2024, an increase of $2.9 million or 290.0%. The increase was primarily the result of the remeasurement of foreign currency intercompany loans and impact of fluctuations in exchange rates during respective remeasurement periods.

Gain on available-for-sale debt securities

Gain from sale of available-for-sale debt securities was less than $0.1 million for the three months ended June 30, 2025 compared to no gain during the three months ended June 30, 2024.

Provision for Income Taxes

Provision for income taxes was $7.0 million during the three months ended June 30, 2025, compared to $4.7 million during the three months ended June 30, 2024, an increase of $2.3 million or 48.9%. The income tax provision for the three months ended June 30, 2025 and 2024 was primarily attributable to activity in the Company's foreign subsidiaries and U.S. state taxes. Our effective tax rate was (138.8)% for the three months ended June 30, 2025 compared to (50.8)% for the three months ended June 30, 2024.

Comparison of results for the six months ended June 30, 2025 and 2024

All dollar amounts in the tables below are rounded and as a result, certain amounts may not recalculate using the rounded amounts provided.

The following table sets forth our consolidated results of operations for periods presented:

	Six Months Ended June 30,
(dollars in millions)	2025	2024	$ Change	% Change
Revenue	$265.3	$217.8	$47.5	21.8%
Payment processing services costs	104.5	81.5	23.0	28.2%
Technology and development	34.0	32.6	1.4	4.3%
Selling and marketing	74.9	61.9	13.0	21.0%
General and administrative	63.2	63.6	(0.4)	(0.6)%
Restructuring	8.7	—	8.7	—
Total costs and operating expense	285.3	239.5	45.7	19.1%
Loss from operations	(20.0)	(21.8)	1.8	(8.3)%
Interest expense	(1.8)	(0.3)	(1.5)	500.0%
Interest income	4.0	11.6	(7.6)	(65.5)%
Gain (loss) from remeasurement of foreign currency	7.5	(3.4)	10.9	(320.6)%
Gain on available-for-sale debt securities	0.2	—	0.2	—
Total other income (expense), net	9.9	7.9	2.0	25.3%
Loss before provision for income taxes	(10.1)	(13.8)	3.7	(26.8)%
Provision for income taxes	6.1	6.3	(0.2)	(3.2)%
Net loss	(16.2)	(20.1)	3.9	(19.4)%
Foreign currency translation adjustment	9.3	(1.2)	10.5	(875.0)%
Unrealized losses on available-for-sale debt securities, net of taxes	(0.1)	(0.1)	0.0	100.0%
Comprehensive loss	$(7.0)	$(21.3)	$14.4	(67.6)%

Revenue

Revenue was $265.3 million for the six months ended June 30, 2025, compared to $217.8 million for the six months ended June 30, 2024, an increase of $47.5 million or 21.8%. Revenue is comprised of transaction revenue and platform and other revenues as follows:

	Six Months Ended June 30,
(dollars in millions)	2025	2024	$ Change	% Change
Transaction revenue	$209.1	$180.5	$28.6	15.8%
Platform and other revenues	56.3	37.3	19.0	50.9%
Revenue	$265.4	$217.8	$47.6	21.9%

Transaction revenue was $209.1 million for the six months ended June 30, 2025, compared to $180.5 million for the six months ended June 30, 2024, an increase of $28.6 million or 15.8%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes for the six months ended June 30, 2025 from both our existing clients and new clients added during the six months ended June 30, 2025 compared to six months ended June 30, 2024. Our transaction payment volume outpaced our revenue growth during the six months ended June 30, 2025, primarily due to the increase in domestic transactions that have a lower average monetization rate. We experienced growth in transaction payment volume across most regions and verticals during the period, excluding Canada, which decreased primarily due to Canada’s international student permit applications cap introduced earlier in 2024. Transaction payment volume increased approximately 28% during the six months ended June 30, 2025, to $11.4 billion compared to $8.9 billion during the six months ended June 30, 2024.

Platform and other revenues were $56.3 million for the six months ended June 30, 2025, compared to $37.3 million for the six months ended June 30, 2024, an increase of $19.0 million or 50.9%. The increase in platform and other revenues was driven by the Sertifi and Invoiced acquisitions, an increase in healthcare platform products, revenue from interest earned on funds held for customers in interest-bearing accounts, offset by a decrease in revenue for insurance products.

Payment Processing Services Costs

Payment processing services costs were $104.5 million for the six months ended June 30, 2025, compared to $81.5 million for the six months ended June 30, 2024, an increase of $23.0 million or 28.2%. The increase in payment processing services costs is correlated with the increase in transaction payment volume of 28% over the same period.

Technology and Development

Technology and development expenses were $34.0 million for the six months ended June 30, 2025, compared to $32.6 million for the six months ended June 30, 2024, an increase of $1.4 million or 4.3%. The increase in technology and development cost was primarily driven by an increase in personnel costs and stock-based compensation expense, offset by a decrease in software tools. Personnel costs were $21.6 million for the six months ended June 30, 2025 compared to $20.3 million for the six months ended June 30, 2024, an increase of $1.3 million or 6.4%. The increase in personnel costs was primarily driven by higher headcount resulting from our recent acquisition of Sertifi. Stock-based compensation expense was $6.3 million for the six months ended June 30, 2025, compared to $5.4 million for the six months ended June 30, 2024, an increase of $0.9 million or 16.7%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates, including our new FlyMates from our recent acquisition of Sertifi . Software tools were $2.4 million for the six months ended June 30, 2025, compared to $3.0 million for the six months ended June 30, 2024, a decrease of $0.6 million or 20%. The decrease in software tools was primarily due to optimization of our technology infrastructure.

Selling and Marketing

Selling and marketing expenses were $74.9 million for the six months ended June 30, 2025, compared to $61.9 million for the six months ended June 30, 2024, an increase of $13.0 million or 21.0%. The increase in selling and marketing expenses was primarily driven by an increase in personnel costs, depreciation and amortization expense, professional fees, software tools and stock-based compensation expense. Personnel costs were $36.1 million for the six months ended June 30, 2025, compared to $32.8 million for the six months ended June 30, 2024, an increase of $3.3 million or 10.1%. The increase in personnel costs was primarily driven by higher headcount resulting from our recent acquisition of Sertifi. Depreciation and amortization was $7.3 million for the six months ended June 30, 2025, compared to $3.8 million for the six months ended June 30, 2024, an increase of $3.5 million or 92.1%. The increase in depreciation and amortization expense was primarily due to amortization of acquired intangible assets related to the Sertifi and Invoiced acquisitions. Professional fees were $11.9 million for the six months ended June 30, 2025, compared to $8.9 million for the six months ended June 30, 2024, an increase of $3.0 million or 33.7%. The increase in professional fees was primarily due to increases in third party commissions from growth in payment volume. Software tools were $2.4 million for the six months ended June 30, 2025, compared to $1.3 million for the six months ended June 30, 2024, an increase of $1.1 million or 84.6%. The increase in software tools was primarily due to the addition of engineering tools related to the acquisition of Sertifi. Stock-based compensation expense was $9.2 million for the six months ended June 30, 2025, compared to $8.6 million for the six months ended June 30, 2024, an increase of $0.6 million or 7.0%. The increase in stock-based compensation was attributable to equity grants awarded to existing and new FlyMates, including new FlyMates from the recent acquisition of Sertifi.

General and Administrative

General and administrative expenses were $63.2 million for the six months ended June 30, 2025, compared to $63.6 million for the six months ended June 30, 2024, a decrease of $0.4 million or $0.6%. The decrease in general and administrative expenses was primarily driven by decreases in personnel costs, professional fees and stock-based compensation partially offset by increases in acquisition costs and the change in fair value of contingent consideration. Personnel costs were $24.2 million for the six months ended June 30, 2025, compared to $25.1 million for the six months ended June 30, 2024, a decrease of $0.9 million or 3.7%. The decrease in personnel costs was primarily driven by the savings realized from the restructuring initiatives implemented in the previous quarter, offset by higher headcount from our recent acquisition of Sertifi. Professional fees were $6.3 million for the six months ended June 30, 2025, compared to $7.8 million for the six months ended June 30, 2024, a decrease of $1.5 million or 19.2%. The decrease in professional fees was primarily driven by the capitalization of consultant fees related to software implementation initiatives and a decrease in external legal fees. Stock-based compensation was $17.5 million for the six months ended June 30, 2025, compared to $17.9 million for the six months ended June 30, 2024, a decrease of $0.4 million, or 2.2%. The decrease in stock-based compensation was primarily due to savings realized from the restructuring initiatives implemented in the previous quarter, offset by equity grants awarded to new FlyMates from the recent acquisition of Sertifi . Acquisition costs were $2.5 million for the six months ended June 30, 2025, compared to less than $0.1 million for the six months ended June 30, 2024, an increase of $2.5 million. The increase in acquisition costs was attributable to the Sertifi acquisition during the six months ended June 30, 2025. The increase in the fair value of contingent consideration was a reduction of $(0.5) million for the six months ended June 30, 2025, compared to a reduction of $(0.9) million for the six months ended June 30, 2024, representing a change of $0.4 million. The increase in the fair value of contingent consideration during the six months ended June 30, 2025 was due updated assumptions for the probability of achievement of milestones, net of the time value of money as we progress closer to payment of the contingent consideration liability for the Sertifi and Invoiced acquisitions.

Restructuring

Restructuring expenses were $8.7 million for the six months ended June 30, 2025. There were no restructuring expenses during the six months ended June 30, 2024. Restructuring expenses included restructuring and restructuring-related expenses incurred as part of the Restructuring Plan announced in February 2025, related primarily to severance payments, employee benefits and facilitation costs of $6.3 million and $2.4 million of expense related to the acceleration of stock-based compensation for terminated employees.

Interest Expense

Interest expense was $1.8 million for the six months ended June 30, 2025, compared to $0.3 million for the six months ended June 30, 2024, an increase of $1.5 million or 500.0%. During the six months ended June 30, 2025, we drew down $125.0 million and repaid $65.0 million from our 2024 Revolving Credit Facility. As of June 30, 2025, there was $60.0 million outstanding indebtedness under the 2024 Revolving Credit Facility. Interest expense consists primarily of interest expense, amortization of debt issuance costs and unused commitment fees related to our 2024 Revolving Credit Facility and our former 2021 Revolving Credit Facility.

Interest Income

Interest income was $4.0 million for the six months ended June 30, 2025, compared to $11.6 million for the six months ended June 30, 2024, a decrease of $7.6 million or 65.5%. The decrease in interest income was primarily attributable to the decrease in our cash balance as a result of spending cash on the Repurchase Program and the acquisition of Sertifi.

Gain (loss) from Remeasurement of Foreign Currency

Gain (loss) from remeasurement of foreign currency was $7.5 million for the six months ended June 30, 2025, compared to $(3.4) million for the six months ended June 30, 2024, an increase of $10.9 million or 320.6%. The increase was primarily the result of the remeasurement of foreign currency intercompany loans and the impact of fluctuations in exchange rates during respective remeasurement periods.

Gain on available-for-sale debt securities

Gain from sale of available-for-sale debt securities was $0.2 million for the six months ended June 30, 2025 compared to no gain, as there were no available-for-sale debt security investments during the six months ended June 30, 2024.

Provision for Income Taxes

Provision for income taxes was $6.1 million during the six months ended June 30, 2025, compared to $6.3 million during the six months ended June 30, 2024, a decrease of $(0.2) million or (3.2)%. The income tax provision for the six months ended June 30, 2025 and 2024 was primarily attributable to activity in our foreign subsidiaries and U.S. federal and state taxes. Our effective tax rate was (60.5)% for the six months ended June 30, 2025, compared to (45.6)% for the six months ended June 30, 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Total Payment Volume	$5,931.5	$4,859.7	$14,302.5	$11,812.8
Revenue	$131.9	$103.7	$265.3	$217.8
Revenue Less Ancillary Services	$127.5	$99.9	$256.2	$210.1
Gross Profit	$75.1	$61.9	$155.6	$132.4
Adjusted Gross Profit	$77.9	$63.4	$160.4	$135.4
Gross Margin	57.0%	59.7%	58.7%	60.8%
Adjusted Gross Margin	61.1%	63.5%	62.6%	64.4%
Net Loss	$(12.0)	$(13.9)	$(16.2)	$(20.1)
Adjusted EBITDA	$16.6	$5.8	$38.0	$19.1
Adjusted EBITDA Margin	12.6%	5.6%	14.3%	8.8%

For the three months ended June 30, 2025, transaction revenue and platform and other revenues represented 76.3% and 23.7% of our revenue, respectively. For the three months ended June 30, 2025, transaction revenue and platform and other revenues represented 78.8% and 21.2% of our total revenue less ancillary services, respectively. For the three months ended June 30, 2024, transaction revenue and platform and other revenues represented 82.3% and 17.7% of our revenue, respectively. For the three months ended June 30, 2024, transaction revenue and platform and other revenues represented 85.2% and 14.8% of our total revenue less ancillary services, respectively.

For the six months ended June 30, 2025, transaction revenue and platform and other revenues represented 78.8% and 81.4% of our revenue, respectively. For the six months ended June 30, 2025, transaction revenue and platform and other revenues represented 21.2% and 18.6% of our total revenue less ancillary services, respectively. For the six months ended June 30, 2024, transaction revenue and platform and other revenues represented 82.9% and 17.1% of our revenue, respectively. For the six months ended June 30, 2024, transaction revenue and platform and other revenues represented 85.7% and 14.3% of our total revenue less ancillary services, respectively.

For the three months ended June 30, 2025, our total payment volume was approximately $5.9 billion, consisting of $5.0 billion of total payment volume from transactions included in transaction revenue, and $0.9 billion of total payment volume from transactions included in platform and other revenues. For the three months ended June 30, 2024, our total payment volume was approximately $4.9 billion, consisting of $3.9 billion of total payment volume from transactions included in transaction revenue, and $1.0 billion of total payment volume from transactions included in platform and other revenues.

For the six months ended June 30, 2025, our total payment volume was approximately $14.3 billion, consisting of $11.4 billion of total payment volume from transactions included in transaction revenue, and $2.9 billion of total payment volume from transactions included in platform and other revenues. For the six months ended June 30, 2024, our total payment volume was approximately $11.8 billion, consisting of $8.9 billion of total payment volume from transactions included in transaction revenue, and $2.9 billion of total payment volume from transactions included in platform and other revenues.

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
•
Adjusted Gross Profit - Adjusted Gross Profit represents Revenue Less Ancillary Services, less cost of revenue adjusted to (i) exclude pass-through cost for printing services, (ii) offset marketing fees against costs incurred and (iii) exclude depreciation and amortization, including accelerated amortization on the impairment of customer set-up costs tied to technology integration, if applicable. Management believes this presentation supplements the GAAP presentation of gross profit with a useful measure of the gross profit of our payment processing-related services, which are the primary services we provide to our clients.
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

Revenue Less Ancillary Services, Adjusted Gross Profit and Adjusted Gross Margin*:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Revenue	$131.9	$103.7	$265.3	$217.8
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	(4.2)	(3.6)	(8.7)	(7.2)
Marketing fees	(0.1)	(0.2)	(0.5)	(0.5)
Revenue Less Ancillary Services	$127.5	$99.9	$256.2	$210.1
Payment processing services costs	53.9	39.9	104.5	81.5
Hosting and amortization costs within technology and development expenses	2.9	1.9	5.3	3.9
Cost of Revenue	$56.7	$41.8	$109.8	$85.4
Adjusted to:
Exclude printing and mailing costs	(4.2)	(3.6)	(8.7)	(7.2)
Offset marketing fees against related costs	(0.1)	(0.2)	(0.5)	(0.5)
Exclude depreciation and amortization	(2.7)	(1.5)	(4.8)	(3.0)
Adjusted Cost of Revenue	$49.7	$36.5	$95.8	$74.7
Gross Profit	$75.1	$61.9	$155.6	$132.4
Gross Margin	57.0%	59.7%	58.7%	60.8%
Adjusted Gross Profit	$77.9	$63.4	$160.4	$135.4
Adjusted Gross Margin	61.1%	63.5%	62.6%	64.4%

* Figures in the table may not total or recalculate due to rounding. Totals and percentage changes are calculated based on unrounded numbers.

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(dollars in millions)	Transaction	Platform and other revenues	Revenue	Transaction	Platform and other revenues	Revenue
Revenue	$100.6	$31.3	$131.9	$85.3	$18.4	$103.7
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(4.2)	(4.2)	—	(3.6)	(3.6)
Marketing fees	(0.1)	—	(0.1)	(0.2)	—	(0.2)
Revenue Less Ancillary Services	$100.5	$27.1	$127.5	$85.1	$14.8	$99.9
Percentage of Revenue	76.3%	23.7%	100.0%	82.3%	17.7%	100.0%
Percentage of Revenue Less Ancillary Services	78.8%	21.2%	100.0%	85.2%	14.8%	100.0%

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(dollars in millions)	Transaction	Platform and other revenues	Revenue	Transaction	Platform and other revenues	Revenue
Revenue	$209.1	$56.3	$265.3	$180.5	$37.3	$217.8
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(8.7)	(8.7)	—	(7.2)	(7.2)
Marketing fees	(0.5)	—	(0.5)	(0.5)	—	(0.5)
Revenue Less Ancillary Services	$208.6	$47.6	$256.2	$180.0	$30.1	$210.1
Percentage of Revenue	78.8%	21.2%	100.0%	82.9%	17.1%	100.0%
Percentage of Revenue Less Ancillary Services	81.4%	18.6%	100.0%	85.7%	14.3%	100.0%

* Figures in the table may not total or recalculate due to rounding. Totals and percentage changes are calculated based on unrounded numbers.

FX Neutral Revenue Less Ancillary Services*:

	Three Months Ended June 30,		Growth	Six Months Ended June 30,		Growth
(dollars in millions)	2025	2024	Rate	2025	2024	Rate
Revenue	$131.9	$103.7	27%	$265.3	$217.8	22%
Ancillary services	(4.3)	(3.8)		(9.2)	(7.7)
Revenue Less Ancillary Services	127.5	99.9	28%	256.2	210.1	22%
Effects of foreign currency rate fluctuations	(2.6)	—		(0.6)	—
FX Neutral Revenue Less Ancillary Services	$124.9	$99.9	25%	$255.6	$210.1	22%

* Figures in the table may not total or recalculate due to rounding. Totals and percentage changes are calculated based on unrounded numbers.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin*:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net loss	$(12.0)	$(13.9)	$(16.2)	$(20.1)
Interest expense	1.0	0.1	1.8	0.3
Interest income	(1.1)	(5.7)	(4.0)	(11.6)
Provision for income taxes	7.0	4.7	6.1	6.3
Depreciation and amortization	7.2	4.5	13.0	9.0
EBITDA	2.1	(10.3)	0.7	(16.1)
Stock-based compensation expense and related taxes	17.3	17.5	33.3	32.6
Change in fair value of contingent consideration	(0.7)	(0.4)	(0.5)	(0.9)
(Gain) loss from remeasurement of foreign currency	(3.9)	(1.0)	(7.5)	3.4
Gain on available-for-sale debt securities	—	—	(0.2)	—
Indirect taxes related to intercompany activity	0.4	—	1.0	0.1
Acquisition related transaction costs (1)	0.1	—	2.5	—
Restructuring	1.4	—	8.7	—
Adjusted EBITDA	$16.6	$5.8	$38.0	$19.1
Adjusted EBITDA margin	12.6%	5.6%	14.3%	8.8%

* Figures in the table may not total or recalculate due to rounding. Totals and percentage changes are calculated based on unrounded numbers.

(1)
Acquisition related transaction costs consisted of legal and advisory fees incurred in connection with the Sertifi acquisition.

Net Margin, EBITDA Margin, Adjusted EBITDA Margin and Adjusted EBITDA Margin*:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Revenue (A)	$131.9	$103.7	$265.3	$217.8
Revenue less ancillary services (B)	127.5	99.9	256.2	210.1
Net loss (C)	(12.0)	(13.9)	(16.2)	(20.1)
EBITDA (D)	2.1	(10.3)	0.7	(16.1)
Adjusted EBITDA (E)	16.6	5.8	38.0	19.1
Net margin (C/A)	(9.1)%	(13.4)%	(6.1)%	(9.2)%
Net margin using RLAS (C/B)	(9.4)%	(13.9)%	(6.3)%	(9.6)%
EBITDA Margin (D/A)	1.6%	(9.9)%	0.3%	(7.4)%
Adjusted EBITDA Margin (E/A)	12.6%	5.6%	14.3%	8.8%
EBITDA Margin using RLAS (D/B)	1.6%	(10.3)%	0.3%	(7.7)%
Adjusted EBITDA Margin using RLAS (E/B)	13.1%	5.8%	14.8%	9.1%

* Figures in the table may not total or recalculate due to rounding. Totals and percentage changes are calculated based on unrounded numbers.

Reconciliation of GAAP Operating Expenses to Non-GAAP Operating Expenses*:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
GAAP Technology and development	$17.1	$15.8	$34.0	$32.6
(-) Stock-based compensation expense and related taxes	(3.2)	(2.9)	(6.4)	(5.5)
(-) Depreciation and amortization	(1.6)	(1.7)	(3.3)	(3.6)
Non-GAAP Technology and development	$12.3	$11.2	$24.3	$23.5

GAAP Selling and marketing	$38.4	$31.8	$74.9	$61.9
(-) Stock-based compensation expense and related taxes	(4.9)	(4.9)	(9.2)	(9.0)
(-) Depreciation and amortization	(4.3)	(2.0)	(7.3)	(3.9)
Non-GAAP Selling and marketing	$29.2	$24.9	$58.4	$49.0

GAAP General and administrative	$30.2	$32.0	$63.2	$63.6
(-) Stock-based compensation expense and related taxes	(9.3)	(9.7)	(17.7)	(18.1)
(-) Depreciation and amortization	(0.8)	(0.8)	(1.6)	(1.5)
(-) Change in fair value of contingent consideration	0.7	0.4	0.5	0.9
(-) Acquisition related transaction costs	(0.1)	—	(2.5)	—
Non-GAAP General and administrative	$20.7	$21.9	$41.9	$44.9

* Figures in the table may not total or recalculate due to rounding. Totals and percentage changes are calculated based on unrounded numbers.

Liquidity and Capital Resources

As of June 30, 2025, our principal source of liquidity is cash and cash equivalents of $249.7 million, short-term available-for-sale debt securities of $24.5 million and the available balance under our 2024 Revolving Credit Facility of $65.0 million. Cash equivalents is comprised primarily of money market funds and bank deposits. Our short-term available-for-sale debt securities are comprised of corporate bonds, U.S. Government obligations and asset backed securities.

On August 6, 2024, we announced the Repurchase Program. For additional information on our Repurchase Program, see Note 13- Stockholders’ Equity in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2025, the Company repurchased 4,126,685 shares of its common stock for an aggregate amount, including commissions and accrued excise tax, of $53.5 million under the Repurchase Program. The repurchased shares are held as treasury stock. As of June 30, 2025, approximately $52.0 million of the originally authorized $150 million amount under the Repurchase Program remained available for future repurchases.

On February 23, 2024, we entered into our 2024 Revolving Credit Facility for a total commitment of $125.0 million, which replaced the Revolving Credit Facility of $50.0 that was in effect as of December 31, 2023. During the six months ended June 30, 2025, we drew down $125.0 million under the 2024 Revolving Credit Facility in connection with the acquisition of Sertifi. During the six months ended June 30, 2025, we repaid $65.0 million against the 2024 Revolving Credit Facility. The outstanding balance of the 2024 Revolving Credit Facility was $60.0 million at June 30, 2025. There was no outstanding balance of the 2024 Revolving Credit Facility at December 31, 2024.

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

Cash Flows

The following table sets forth a summary of our cash flow information for the periods presented:

	Six Months Ended June 30,
(in millions)	2025	2024
Net cash used in operating activities	$(54.8)	$(57.4)
Net cash used in investing activities	(196.4)	(62.2)
Net cash provided by financing activities	3.6	3.9
Effect of exchange rate changes on cash and cash equivalents	2.1	0.5
Net decrease in cash, cash equivalents	$(245.5)	$(115.3)

Operating Activities

Net cash used in operating activities consists of net loss adjusted for certain non-cash items and changes in other assets and liabilities.

During the six months ended June 30, 2025, net cash used by operating activities of $54.8 million was primarily the result of net loss of $16.2 million, adjusted for non-cash expenses of $48.9 million, which primarily included stock-based compensation expenses of $35.7 million and depreciation and amortization of $12.3 million, offset by $87.5 million related to changes in our operating assets and liabilities, net of acquisitions.

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

Net cash used in operating activities was $54.8 million during the six months ended June 30, 2025, compared to $57.4 million during the six months ended June 30, 2024. The increase of $2.6 million in our net cash used in operating activities was primarily related to a net decrease in our operating assets and liabilities, net of acquisitions of $87.5 million during the six months ended June 30, 2025, compared to a net decrease of $76.1 million during the six months ended June 30, 2024. This decrease was driven by a decrease in funds payable to clients of $31.0 million compared to the prior year period primarily as a result of the timing of payments to our clients in the applicable period, a decrease in funds receivable from payment partners of $27.1 million, as a result of the timing of collections from our partners in the applicable period and a decrease in prepaid expense, other current assets and other assets of $13.4 million, as a result of the timing of payments for certain prepaid subscriptions and other receivables. The timing of payments to our clients will vary from period to period based on when our client’s customer payment for a particular transaction is made and when we are contractually required to remit such payment to our client. The timing of collections from our partners will vary from period to period based on when our clients’ customer payment for a particular transaction is made, as well as the customer’s payment method which impacts the timing of settlement of the payment. This net increase in cash used in operating activities was also impacted by our operating cash flows from our net income (after adjustments for an increase in non-cash expenses of $10.0 million) which increased by $14.0 million for the six months ended June 30, 2025, compared to the prior period, reflective of the growth in transaction payment volumes, from both our existing clients and new clients and gains in foreign currency translation remeasurement of foreign currency, offset by increases in our costs and operating expenses, the largest of which was our payment processing services costs.

Investing Activities

During the six months ended June 30, 2025, cash used in investing activities of $196.4 million was primarily the result of our acquisition of Sertifi for cash purchase consideration of $319.8 million, net of cash acquired and purchase of short-term and long-term investments for $14.8 million, offset by the proceeds from the maturity and sale of short and long-term investments of $142.3 million.

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

Financing Activities

During the six months ended June 30, 2025, cash provided by financing activities of $3.6 million was primarily the result of drawdowns from our 2024 Credit Facility of $125.0 million offset by the repayment of $65.0 million on our 2024 Credit Facility and common stock repurchase under our Repurchase Program of $54.3 million.

During the six months ended June 30, 2024, cash provided by financing activities of $3.9 million was the result of proceeds from exercise of stock options of approximately $3.2 million, proceeds from issuance of stock under the ESPP of $1.4 million, offset by payments of debt issuance costs of $0.8 million.

As of June 30, 2025 there was $60.0 million outstanding under the 2024 Revolving Credit Facility. As of December 31, 2024 there was no outstanding indebtedness under the 2024 Revolving Credit Facility.

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

As of June 30, 2025, there was $60.0 million outstanding indebtedness under the 2024 Revolving Credit Facility. As of December 31, 2024, there was no outstanding indebtedness under the 2024 Revolving Credit Facility. An immediate 10% increase or decrease in interest rates would not have a material effect on our financial position, results of operations or cash flows.

Information provided by the sensitivity analysis is not a prediction of future events and does not necessarily represent the actual changes that would occur.

Foreign Currency Exchange Risk

For our cross-border payments, we have short term foreign currency exchange exposure, typically between one and four days. Our cross-border payment service allows our client’s customers to use their local currency to pay our clients. When a client’s customer books a cross-border payment in the customer’s local currency, we provide an amount to be paid to the client in that local currency based on the foreign exchange rate then in effect. The client’s customer then has a certain amount of time to complete payment—typically one to four days—that may differ depending on the payment method selected. When our client’s customer makes the payment and we process these funds to our clients through our global payment network, the actual exchange rate may differ from the exchange rate that was initially used to calculate the amount payable by the client’s customer due to foreign exchange rate fluctuations. The amount our client’s customers pay in their local currency is not adjusted for changes in foreign exchange rates between booking the transaction and the date the funds are paid and converted. If the value of the currency used by the client’s customer weakens relative to the currency in which funds are remitted to our clients, we may be required to cover the shortfall in remitted funds. This could have an unfavorable effect on our cash flows and operating results. We have been leveraging our in-house currency hedging algorithms since 2014, including entering into non-deliverable forward foreign currency contracts, to help mitigate the volatility related to fluctuations in the foreign exchange rates. In addition, to mitigate the impact of foreign currency fluctuations on our net income (loss), beginning in July 2025, we enter into foreign currency forward contracts to economically hedge the variability in exchange rates associated with certain intercompany loans.

Our cash flows and operating results may also be impacted by fluctuations in foreign currency exchange rates between the U.S. Dollar and various currencies, in particular the British Pound. The value of our revenue and profits in local currencies may be worth more or less in U.S. Dollars due to a strengthening or weakening, respectively, of those currencies against the U.S. Dollar. For example, as the U.S. Dollar weakened against several currencies, including the British Pound, relative to the prior year, these foreign exchange impacts increased our reported revenue in U.S. Dollars by approximately $2.6 million compared to the prior year on a FX Neutral basis.

Fluctuations in foreign currency exchange rates may also impact the value of assets and liabilities denominated in currencies other than the functional currencies of our entities. Our reporting currency and the functional currency of our subsidiaries, with the exception of our U.K. and Australian subsidiaries, is the U.S. Dollar. The functional currency for our U.K. and Australian subsidiaries is the local currency, or British Pound and Australian Dollar, respectively. Financial statements of our foreign subsidiaries are translated from local currency into U.S. Dollars using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates in effect during the period for revenue and expenses. Resulting translation adjustments are included as a component of accumulated other comprehensive (loss) income in our consolidated balance sheets. Gains and losses from the remeasurement of foreign currencies into functional currencies are recognized in the condensed consolidated statements of operations and comprehensive loss. A potential change in foreign exchange rates of 10% from such remeasurement would have impacted income (loss) before income taxes by approximately $21.3 million and $24.7 million at June 30, 2025 and December 31, 2024, respectively.

Inflation Risk

Inflation did not have a material effect on our cash flows and results of operations during the six months ended June 30, 2025. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increase in prices of our product offerings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial and Accounting Officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a 15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a- 15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 25, 2025, we and certain of our current and former officers were named as defendants in a securities class action complaint captioned Hickman v. Flywire Corporation filed in the United States District Court for the Eastern District of New York on behalf of a putative class of investors who purchased Flywire securities from February 28, 2024, through February 25, 2025. Plaintiff alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by purportedly overstating the strength and sustainability of our revenue growth and understating the negative impact of certain government permit and visa related policies on our business. The lawsuit seeks unspecified damages, costs, attorneys’ fees, and other relief. We believe we have strong defenses against the asserted claims and intend to vigorously defend ourselves.

We cannot reasonably estimate the maximum potential exposure or the range of possible loss for this matter. Taking into account discussions with our external lawyers, we do not consider the probability of an outflow of resources to be sufficient to recognize a provision at the balance sheet date. In our opinion, these matters constitute contingent liabilities as of the balance sheet date. However, it is currently impractical for us to estimate with sufficient reliability the respective contingent liabilities.

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

We were incorporated in 2009 and although we have generated net income for the year ended December 31, 2024, we have incurred net losses in the past, and may continue to incur net losses in the future. We generated net income of $2.9 million for the year ended December 31, 2024, and generated net losses of $8.6 million and $39.3 million for the years ended December 31, 2023 and 2022, respectively, and net loss of $16.2 million during the six months ended June 30, 2025. In addition, as of June 30, 2025, we had an accumulated deficit of $(187.0) million. We have experienced significant revenue growth in recent periods and we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to strategically and selectively invest in headcount, to further develop our solutions, including introducing new functionality, and to expand our marketing programs and sales teams to drive new client adoption, expand strategic partner integrations, and support international and product expansion. Our operating results are also impacted by the mix of our revenue generated from our different revenue sources, which include transaction revenue and platform and other fee revenue. Changes in our revenue mix from quarter to quarter, including those derived from cross-border or domestic currency transactions, will impact our margins, and we may not be able to grow our gross margin adequately to achieve or sustain profitability. In addition, the mix of payment methods utilized by our clients’ customers may have an impact on our margins given that our costs associated with certain payment methods, such as credit cards, are higher than other payment methods accepted by our solutions, such as bank transfers. Due to the cross-border nature of much of our business, fluctuations in foreign currency exchange rates, slowdowns in international mobility and other regional considerations may affect our operating results. We will also face increased compliance and security costs associated with growth, the expansion of our client base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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
•
timing of tuition payments;
•
actual or threatened government restrictions or related suspensions, limitations or delays on the issuances of visas, such as recently enacted policies in Canada, Australia and the U.S.;
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

A majority of the total payment volume we have historically processed is cross-border payments denominated in many foreign currencies, which subjects us to foreign currency risk. The strengthening or weakening of the U.S. dollar versus these foreign currencies impacts the translation of our net revenues generated in these foreign currencies into the U.S. dollar. For example, as the U.S. Dollar weakened against several currencies, including the British Pound, relative to the prior year, these foreign exchange impacts increased our reported revenue in U.S. Dollars by approximately $2.6 million compared to the prior year on a FX Neutral basis.

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

We are reliant on our education clients, including colleges, universities and other education-related organizations that include language schools, boarding schools, summer programs, and others, to drive enrollment at their schools and maintain tuition costs. Factors outside of our control will affect enrollments and tuition costs, including the following:

•
Declines in international student enrollment. Global conflict, geopolitical tensions and restrictions on immigration and revocations, suspensions or increased restrictions or limitations on the award of, student visas (such as those being implemented in the U.S., Canada and Australia) has and is expected to continue to negatively impact the cross-border education industry and schools that rely on foreign student populations.
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

In January 2024, the Canadian government announced what at the time appeared to be a temporary intake cap on international student permit applications to stabilize new growth for a period of two years. This cap – intended to address Canada’s housing shortage, overburdened health systems, and rising costs of living – has reportedly reduced the number of international students coming to Canada by about 40% since implementation. Building on these changes, the Immigration, Refugees, and Citizenship Canada (IRCC) announced in January 2025 that new study permits for international students will be reduced by 10% from the 2024 target of 485,000 to 437,000 in 2025 and 2026. When first instituted by the IRCC, the cap initially excluded students enrolled in master’s and PhD programs, but recent reports indicate that the 2025 and 2026 study permit intake cap will include master’s and doctoral students. Additionally, in November 2024, Canada ended its Student Direct Stream (SDS) program for expedited international student visa processing, and international students applying to study in Canada no longer need to prepay tuition to apply for a study permit. These limitations have resulted in a corresponding reduction in payment flows, which had an adverse effect on our business in the six months ended June 30, 2025 and which we anticipate will continue to impact our Canada revenues in 2025.

Similarly, since late 2023, the Australian government has taken actions to tighten international student visa rules, including an increase in the amount of minimum savings that international students would need to have in order to obtain a visa, raising the standards of the English language proficiency requirements for student and graduate visas, a 125% increase in the visa fee for international students, and the imposition of a ban for holders of visitor visas and students holding temporary graduate visas from applying for a student visa while in Australia. In August 2024, the Australian government announced the setting of a national planning level to apply from January 1, 2025 and which is intended to limit the number of new overseas student places available in Australia – including a ceiling of 270,000 international students for calendar year 2025. However, in December 2024, the government announced a change of course, instead implementing a system to introduce two categories of student visa processing: “high priority” and “standard priority”, with all international education providers to receive high priority processing up to 80% of their indicative international student cap. After reaching 80%, the providers will receive standard priority processing. In August 2025, the Australian government announced the setting of a national planning level to apply a ceiling of 295,000 international students for 2026. These new Australian government policies, including university quotas, slower visa processing, higher fees, and stricter financial and language requirements, has had an adverse impact on our business in the six months ended June 30, 2025 and we anticipate will continue to impact our Australian revenues in 2025.

Other governments where our client institutions are located, including in the U.S., may introduce measures from time to time to manage the growth of the international student population in their respective countries, which may have adverse effects on our business. Our U.S. market saw slower growth in the six months ended June 30, 2025 due to shifting visa trends. In addition, in the first half of 2025 U.S. policy shifts have prompted dramatic action to rescind student visas (including deportation of students), plan additional cutbacks to the volume of international student visa issuances, and more closely scrutinize applications for international student visas, and to cut government support for higher education, adding to uncertainty around the number of students coming to the U.S. to study in the near future. Delays in issuances of visas or visa denials may discourage prospective international students from choosing U.S. institutions as places for study. The existing rules and any introduction of new rules further limiting the attractiveness of international study by the governments of countries where our client institutions are located has and is expected in the near term to continue to adversely impact the growth of our business in the applicable regions. In addition to caps on international students, government changes to other visa or student insurance requirements (for example, no longer requiring a one year tuition deposit as a condition to issuance of a student visa, or eliminating a need to procure insurance) may negatively impact payment volume. The existing rules and any introduction of new rules further limiting potential payment flows or the attractiveness of international study by the governments of countries where our client institutions are located has and could continue to adversely impact our business, operating results, and financial condition. Changes to U.S. immigration policy and heightened trade tensions from the imposition of tariffs can also dampen demands for international study.

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

In the first half of 2025, there have been a number of actions and policies proposed or taken which have unsettled the U.S. higher education sector, a historically significant source of clients and revenue for us. Any one or combination of these potential acts and policies coming to fruition or further developing – or even a perception or fear of occurrence – could negatively affect student enrollment at U.S. colleges and universities, lead to diminishing operating budgets, and adversely affect our business and operating results and financial condition. Among these proposed or actual policies are:

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

Recently, after a period during which interviews and applications for student visas to study in the U.S. were temporarily suspended, the U.S. Department of State (DOS) resumed scheduling visa interview appointments for international students and exchange visitors while it considered new social media vetting measures. New student and exchange visitor visa policies and the resumption of interview appointments will have implications for Fall enrollment of international students in the U.S. which may adversely affect our revenue and results of operations. Some of these expected impacts include:

•
Requests for deferred admissions, increased student inquiries/concerns, and delays in expected enrollment;
•
Visa appointment cancellations, unavailability or delays in scheduling interviews as well as higher visa rejection rates - especially as to potential students from the countries that send the most students to the United States; and
•
Students pivoting away from study and research in the United States. According to some studies, the top five countries that international students and scholars have indicated they are turning to instead of the United States are: United Kingdom, Australia, Canada, China, and Germany. These European and Asian study destinations that are gaining in market share of student interest often carry lower tuition and related costs of living relative to the United States, which can result in lower volume of payments processed within our education vertical.

The expanded social media screening process to be applied by the DOS to student visa applicants establishes that, of those students seeking expedited appointments, priority should be given to those attending universities with lower international enrollment (15% or less). This change potentially disadvantages those seeking to study at more internationally diverse institutions and marks a significant departure from previous DOS guidance that prioritized students based on the start of their academic studies. Administrative processing issues, a new requirement that applicants provide DOS access to social media accounts, and the resource-intensive nature of the new screening requirements is expected to create longer wait times and processing delays. All of these factors – and other related uncertainties that will surface as the new standards are implemented – can contribute to a decline in international enrollment in U.S. academic institutions, which could adversely affect our business.

In addition, in the U.S., the recently enacted “One Big Beautiful Bill” contains a number of provisions with the potential to significantly change the landscape for financing undergraduate and graduate study and which could adversely affect the demand for higher education in the U.S. The One Big Beautiful Bill limits Pell Grant awards (which provide gift aid to low-income students), eliminates the Grad PLUS program, and sets new limits for graduate and professional students for Direct Unsubsidized Loans. The new bill also caps parent loans to finance undergraduate education, and changes student loan repayment options, among other modifications. Although most of these changes won’t go into effect until July 1, 2026, so U.S. students entering or returning to college in the fall of 2025 are unaffected, the longer-term impacts of the bill may impact U.S. student enrollment in undergraduate and postgraduate programs and could materially and adversely affect our revenue and results of operations.

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

Events like regional or larger scale conflicts, war or other military conflict, including the conflicts between Russia and Ukraine, and Israel and Hamas, and Israel and Iran (which has also featured military strikes by the U.S. against Iran), terrorist attacks, mass shooting incidents, natural disasters, such as hurricanes, earthquakes, fires, droughts, floods and volcanic activity, including events resulting from climate change, and travel-related health events, such as the COVID-19 pandemic, have had a negative impact on the travel industry and affect travelers’ behavior by limiting their ability or willingness to visit certain locations. In addition, the travel industry can be negatively impacted by adverse economic conditions in the United States and globally, including economic slowdown, recessionary trends, heightened interest rates and inflation. We are not in a position to evaluate the net effect of these circumstances on our business as these events are largely unpredictable; however, we believe there has been and may continue to be negative impact to our business due to such events. Furthermore, in the longer term, our business might be negatively affected by regulatory changes, financial pressures on or changes to the travel industry. For example, certain jurisdictions, particularly in Europe, have implemented or are considering implementing regulations intended to address the issue of “overtourism” including by restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas, such as by restricting construction of new hotels or the renting of homes or apartments. Such regulations could adversely affect travel and the volume of travel related payments that we process for our clients. In addition, any hostility towards tourists may depress international travel. The United States has implemented or proposed, or is considering, various changes in laws, regulations or policies such as the imposition of tariffs or sanctions that could affect U.S. trade policy or practices, relations with other countries and travel permits, which could also adversely affect travel to or from the United States. If such events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business. The payment volume from our travel vertical represented less than 10% of our total payment volume during the year ended December 31, 2024. Because we seek to grow the payment volume and the revenue from this vertical in the future through various initiatives, including the recently announced Sertifi acquisition, failure to grow our payment volume and resulting revenue from this industry, may have an adverse effect on our business, operating results and financial condition.

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

For example, on February 24, 2022, Russian military forces invaded Ukraine, and continued conflict and disruption in the region is likely, and on October 7, 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. On October 8, 2023, Israel formally declared war on Hamas, and thereafter commenced military operations against Hamas. Although recent cease-fires have in some instances reduced hostilities, armed conflict is continuing and could intensify if cease-fires are not sustained, and conflict could spread between Israel and Iran, and also further affect

Lebanon. In addition, in June 2025, Israel launched a series of military strikes against Iran’s nuclear capabilities, and Iran responded with attacks against Israel. The U.S. also launched military strikes against Iran and it is difficult to predict if a widening of hostilities will result, and if so, their duration.

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

For the year ended December 31, 2024, we processed over $29.7 billion in payments on our solutions, compared to over $24.0 billion for the year ended December 31, 2023. For the six months ended June 30, 2025, we processed approximately $14.3 billion in payments on our solutions. We have grown rapidly and seek to continue to grow, and our business is subject to the risk of financial losses as a result of chargebacks for client-related losses, credit losses, operational errors, software defects, service disruption, employee or partner misconduct, security breaches, or other similar actions or errors in our solutions. As a provider of accounts receivable and other payment solutions, we enable the transfer of funds to our clients from their customers. Software errors in our solutions, including as a result of ordinary course updates to our software and systems, and operational errors by our FlyMates and business partners may also expose us to losses. In our business model, subject to certain exceptions, we function as a merchant of record in connection with the receipt of payments by our clients’ customers, which subjects us to chargeback risk in the event a client’s customer cancels or otherwise does not receive the services for which such customer paid. Although our client contracts allow us to pass such chargeback risk to our client, if a client has gone out of business or we are otherwise unable to collect on the chargeback, we will bear the economic loss, which can negatively impact our business.

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

Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Providers of payment and accounts receivable software have frequently been targeted by such attacks and due to the wars in the Ukraine and Gaza and continued political uncertainty involving Russia and Ukraine, and Israel and Hamas and Iran, respectively, and potentially other regions of Europe and the Middle East, there is an increased likelihood that escalation of tensions could result in cyberattacks that could either directly or indirectly impact our operations. In addition, the development and implementation of AI technologies may further increase our exposure to or exacerbate the risks of cyberattacks or other security incidents, particularly where such technologies are exploited by third parties to breach our or other parties’ systems, including when such technologies are used to target our employees or impersonate members of senior management in order to gain unauthorized access to our systems. Because of this, we face additional cybersecurity challenges, including threats to our own IT infrastructure or those of our clients, our clients’ customers, and/or third-party providers, that may take a variety of forms ranging from stolen bank accounts, business email compromise, client employee fraud, account takeover, or check fraud, to “mega breaches” targeted against payment and accounts receivable software, which could be initiated by individual or groups of hackers or sophisticated cyber criminals using any of the methods described above. A cybersecurity incident or breach could result in disclosure of confidential information and intellectual property, or cause production downtimes and compromised data. We have in the past experienced cybersecurity incidents of limited scale, and we may in the future experience other data security incidents or breaches affecting personally identifiable information or other confidential business information. We may be unable to anticipate or prevent techniques used in the future to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. As we increase our client base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our clients’ (or our clients’ customers’) data.

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

In addition, sales and sale cycles may be based in part or entirely on factors, or perceived factors, not directly related to the features of our solutions, including, among others, a client or prospective client’s projection of business growth, uncertainty about economic conditions (including as a result of heightened inflationary conditions, regulatory concerns, recession concerns, priorities of the U.S. presidential administration and related changes in laws, regulations or policies, and the escalation of hostilities between Russia and Ukraine, and Israel and Hamas, and between Israel, the U.S. and Iran), capital budgets, anticipated cost savings from the implementation of our solution, potential preference for internally-developed software solutions, perceptions about our business and solutions, more favorable terms offered by potential competitors, and previous technology investments. Mid-market and large enterprises tend to have more complex operating environments than smaller businesses, making it often more difficult and time-consuming for us to demonstrate the value of our solutions to prospective clients. The decision to use our solutions may also be an enterprise-wide decision, and require us to provide greater levels of education regarding the use and benefits of our solutions, which may result in additional time, effort, and money spent on our sales cycle without any assurance that our efforts will be successful in generating any sales. Often, major hospital systems and national or state higher education systems will solicit service offers by issuing RFPs, which are generally a time- and resource-intensive process, with no assurances of being selected as a vendor after the RFP process is completed. Additionally, large enterprises typically have longer implementation cycles, especially hospital and education systems, require greater product functionality and scalability and a broader range of services, demand that vendors take on a larger share of risks, sometimes require longer testing periods that delay general availability of our solutions, and expect greater payment flexibility from vendors. All of these factors can add further risk to business conducted with these clients. If we fail to realize an expected sale from a large end-client in a particular quarter or at all, our business, operating results, and financial condition could be materially and adversely affected.

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

Our systems and payment platform and those of our service providers and partners have experienced from time to time, and may experience in the future, service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, insider threats, human error, earthquakes, hurricanes, floods, fires, and other natural disasters, including events resulting from climate change, war or other military conflict, including an escalation of the conflicts between Russia and Ukraine, and Israel and Hamas and Israel and Iran (and potentially the U.S. and Iran following U.S. military strikes against Iran nuclear capabilities in June 2025), respectively, power losses, disruptions in telecommunications services, fraud, computer viruses or other malware, or other events. Some of our systems are not fully redundant, and our disaster recovery planning may not be sufficient for all possible outcomes or events. In addition, as a provider of payments solutions targeted to highly regulated clients in industries such as education and healthcare, we are subject to heightened scrutiny by regulators that may require specific business continuity, resiliency and disaster recovery plans, and more rigorous testing of such plans, which are costly and time-consuming to implement, and may divert our resources from other business priorities.

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

Our business is subject to risks inherent in conducting business globally, including cross-border payments and domestic payments in the United States and certain other markets. Our handling of domestic and cross-border payments to our clients generates a significant portion of our revenues, with a substantial portion of such revenues coming from payments processed from Asia (including India, China and Korea). We expect that international revenues will continue to account for a significant percentage of total net revenues for the foreseeable future, and that in particular, the proportion of our revenue from Asia will continue to increase. Current events, including the potential implementation of tariffs, the possibility of renegotiated trade deals and international tax law treaties, priorities of the U.S. presidential administration and related changes in laws, regulations or policies, United States-China and Canada-India diplomatic and trade friction, heightened tensions between China and Taiwan and the escalation of the conflicts between Russia and Ukraine, and Israel and Hamas and Israel and Iran (which has also featured military strikes by the U.S. against Iran), respectively, create a level of uncertainty, and potentially increased complexity, for multinational companies. These uncertainties could have a material adverse effect on our business and our results of operations and financial condition. In addition, international operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:

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

•
diplomatic friction, political or social unrest, war or other military conflict, including an escalation of the conflict between Russia and Ukraine, and between Israel and Hamas and Israel and Iran (which has also featured military strikes by the U.S. against Iran), respectively, economic instability, repression, or human rights issues;
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

As of June 30, 2025, we had U.S. federal NOL carryforwards of approximately $15.0 million and state NOL carryforwards of approximately $86.9 million. The federal and material state NOL carryforwards will begin to expire in 2030 and 2025, respectively. In general, under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations.

During 2022, the Company completed a Section 382 study and as a result of the ownership changes identified, $1.6 million of Flywire’s NOLs and $0.2 million of Simplee’s NOLs will expire unutilized, assuming sufficient taxable income is generated in the future. The Company completed its refresh of the Section 382 study as of December 31, 2024, and there were no additional limitations in using Federal and State NOL carryforwards.

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

As a public company, we will continue to incur significant legal, accounting, and other expenses as a result of operating as a public company, which increased starting in 2023 as a result of becoming a "large accelerated" filer. The Sarbanes-Oxley Act, Dodd-Frank, the listing requirements of the Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to compliance with these requirements and interacting with public company investors and securities analysts. These obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could harm our business, operating results, and financial condition. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

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

•
political or social unrest, war or other military conflict, including an escalation of the conflict between Russia and Ukraine, or between Israel and Hamas and Israel and Iran (which has also featured military strikes by the U.S. against Iran) (or other combatants in the region), respectively, economic instability, repression, or human rights issues;
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

In August 2024, we announced that our Board of Directors authorized the Repurchase Program, pursuant to which we may, from time to time, purchase shares of our Voting and Non-voting common stock for an aggregate purchase price not to exceed $150 million. As of June 30, 2025 approximately $52.0 million remained available for repurchases under the Repurchase Program. Repurchases under the Repurchase Program may be made through a variety of methods and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors. The timing, pricing, and size of share repurchases will depend on a number of factors, including price, corporate and regulatory requirements, and general market and economic conditions. The Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares, and may be suspended or discontinued by our Board of Directors at any time, which may result in a decrease in the price of our common stock.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We had a total of 120,307,481 shares of our voting common stock and 1,873,320 shares of our non-voting common stock outstanding as of June 30, 2025. Other than shares held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements, these shares of common stock generally are freely tradable without restrictions or further registration under the Securities Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

The following table summarizes the repurchases of voting common stock during the three months ended June 30, 2025 (in thousands, except shares and per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	564,042	$8.86	564,042	$51,966
May 1, 2025 - May 31, 2025	—	$—	—	$51,966
June 1, 2025 - June 30, 2025	—	$—	—	$51,966
Total	564,042		564,042

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Employment Agreements

Effective as of August 1, 2025, we entered into new employment agreements (each, an “Employment Agreement”) with our Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer, General Counsel and Chief Compliance Officer and Chief Technology Officer (each and “Executive” and together, the “Executives”). The Employment Agreements provide for the following annual base salaries and target fiscal year 2025 annual bonus levels (subject to the determination and approval of our Board of Directors or People and Compensation Committee)

Name and Title	Base Salary	Fiscal Year 2025 Target Annual Bonus
Michael Massaro Chief Executive Officer	$450,000	$500,000
Robert Orgel President and Chief Operating Officer	$350,000	$300,000
Cosmin Pitigoi Chief Financial Officer	$410,000	$300,000
Peter Butterfield General Counsel and Chief Compliance Officer	$310,000	$200,000
David King Chief Technology Officer	$310,000	$150,000

The Executives will also be eligible to participate in any executive benefit plans approved by the Board of Directors or People and Compensation Committee.

In the event an Executive is subject to an Involuntary Termination (as such term is defined in the Executive’s Employment Agreement) other than in connection with a Change in Control (as such term is defined in the Executive’s Employment Agreement), the Executive will be entitled to receive the following severance benefits:

Executive	Severance Benefits (Not Involving a Change-in-Control)
Michael Massaro
(i)
A severance payment equal to 1.5 times the sum of Mr. Massaro’s then-current annual base salary as of the date of termination plus his target bonus for the year of termination.
(ii)
A lump sum payment equal to any accrued and unpaid bonus for the prior fiscal year.
(iii)
Payment of COBRA premiums for 18 months following Separation (as such term is defined in Mr. Massaro’s Employment Agreement).
(iv)
Any outstanding equity awards which are subject to time-based vesting shall accelerate and become exercisable with respect to the number of shares that would have vested if Mr. Massaro had completed an additional 18 months of service with us. Any equity awards which are subject to unsatisfied performance conditions shall not be eligible for acceleration pursuant to Mr. Massaro’s Employment Agreement and will be treated as described in the applicable equity award agreement.

Robert Orgel and Cosmin Pitigoi
(i)
A severance payment equal to 1.5 times the sum of the Executive’s then-current annual base salary as of the date of termination plus his target bonus for the year of termination.
(ii)
A lump sum payment equal to any accrued and unpaid bonus for the prior fiscal year.
(iii)
Payment of COBRA premiums for 18 months following Separation (as such term is defined in the Executive’s Employment Agreement).

(i)
Any outstanding equity awards which are subject to time-based vesting shall accelerate and become exercisable with respect all shares subject to such equity awards. Any equity awards which are subject to unsatisfied performance conditions shall not be eligible for acceleration pursuant to the Employment Agreement and will be treated as described in the applicable equity award agreement.

Peter Butterfield and David King
(i)
A severance payment equal to 0.75 times the sum of the Executive’s then-current annual base salary as of the date of termination plus his target bonus for the year of termination.
(ii)
A lump sum payment equal to any accrued and unpaid bonus for the prior fiscal year.
(iii)
Payment of COBRA premiums for 9 months following Separation (as such term is defined in the Executive’s Employment Agreement).
(iv)
Any outstanding equity awards which are subject to time-based vesting shall accelerate and become exercisable with respect to the number of shares that would have vested if the Executive had completed an additional 9 months of service with us. Any equity awards which are subject to unsatisfied performance conditions shall not be eligible for acceleration pursuant to the Employment Agreement and will be treated as described in the applicable equity award agreement.

In the event an Executive is subject to an Involuntary Termination during a Change in Control Window (as such term is defined in the Executive’s Employment Agreement), the Executive will be entitled to receive the following severance benefits:

Executive	Severance Benefits (Involving a Change-in-Control)
Michael Massaro
(i)
A severance payment equal to 2 times the sum of Mr. Massaro’s then-current annual base salary as of the date of termination plus his target bonus for the year of termination.
(ii)
A lump sum payment equal to any accrued and unpaid bonus for the prior fiscal year.
(iii)
Payment of COBRA premiums for 18 months following Separation (as such term is defined in Mr. Massaro’s Employment Agreement).
(iv)
Any outstanding equity awards which are subject to time-based vesting shall accelerate and become exercisable with respect all shares subject to such equity awards. Any equity awards which are subject to unsatisfied performance conditions shall not be eligible for acceleration pursuant to Mr. Massaro’s Employment Agreement and will be treated as described in the applicable equity award agreement.

Robert Orgel and Cosmin Pitigoi
(i)
A severance payment equal to 1.5 times the sum of the Executive’s then-current annual base salary as of the date of termination plus his target bonus for the year of termination.
(ii)
A lump sum payment equal to any accrued and unpaid bonus for the prior fiscal year.
(iii)
Payment of COBRA premiums for 12 months following Separation (as such term is defined in the Executive’s Employment Agreement).
(iv)
Any outstanding equity awards which are subject to time-based vesting shall accelerate and become exercisable with respect all shares subject to such equity awards. Any equity awards which are subject to unsatisfied performance conditions shall not be eligible for acceleration pursuant to the Employment Agreement and will be treated as described in the applicable equity award agreement.

Peter Butterfield and David King
(i)
A severance payment equal to 1 times the sum of the Executive’s then-current annual base salary as of the date of termination plus his target bonus for the year of termination.
(ii)
A lump sum payment equal to any accrued and unpaid bonus for the prior fiscal year.
(iii)
Payment of COBRA premiums for 12 months following Separation (as such term is defined in the Executive’s Employment Agreement).
(iv)
Any outstanding equity awards which are subject to time-based vesting shall accelerate and become exercisable with respect all shares subject to such equity awards. Any equity awards which are subject to unsatisfied performance conditions shall not be eligible for acceleration pursuant to the Employment Agreement and will be treated as described in the applicable equity award agreement.

Copies of the Employment Agreements will be filed as exhibits to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025, which is expected to be filed with the SEC in the fourth quarter of 2025. The foregoing description of the Employment Agreements is qualified in its entirety by reference to the full text of such exhibits.

Amendment to Amended and Restated Credit Agreement

On August 1, 2025, we entered into an amendment (the “Credit Agreement Amendment”) to our existing Amended and Restated Credit Agreement, among us as borrower, the other Loan Parties party thereto from time to time, the Lenders (as such terms are defined in the Credit Agreement) party thereto from time to time and Citibank NA as administrative agent, dated as of February 23, 2024 (the “Credit Agreement”).

The Credit Agreement Amendment, among other things increases the total commitments to our revolving credit facility under the Credit Agreement from $125 million to $300 million and makes certain conforming and administrative changes to the Credit Agreement.

In connection with the Credit Agreement Amendment, on August 1, 2025, we also entered into an amendment (the “Pledge Agreement Amendment”) to our existing Pledge and Security Agreement dated as of July 29, 2021 by and among us, the Grantors and Citibank, N.A., in its capacities as administrative agent and collateral agent for the Secured Parties (as such terms are defined in the Pledge Agreement) to among other things, revise the definition of “Excluded Amount” to increase certain thresholds associated with Deposit Accounts, Securities Accounts and Commodities Accounts.

The increase in the amount available under the Credit Agreement Amendment will be used to support the ongoing needs of our business.

A copy of the Credit Agreement Amendment and Pledge Agreement Amendment will be filed as exhibits to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025, which is expected to be filed with the SEC in the fourth quarter of 2025. The foregoing description of the Credit Agreement Amendment and Pledge Agreement Amendment are qualified in their entirety by reference to the full text of such exhibits.

Rule 10b5-1 Trading Plans

During the period covered by this Quarterly Report on Form 10-Q, other than as set forth below, no director or officer of the Company “adopted” or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

On May 23, 2025, Robert Orgel, our President and Chief Operating Officer, adopted a trading arrangement for the sale of shares of our common stock (a "Rule 10b-5 Trading Plan") that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Orgel’s Rule 10b-5 Trading Plan provides for the sale of up to 278,980 shares of common stock pursuant to the terms of the plan, and is effective through June 15, 2026 unless earlier terminated in accordance with the terms of the plan.

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

FLYWIRE CORPORATION

Date: August 6, 2025	By:	/s/ Michael Massaro
Michael Massaro
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Cosmin Pitigoi
Cosmin Pitigoi
Chief Financial Officer
(Principal Financial and Accounting Officer)