Form 10-Q
period 2025-09-30
Flywire Corp
filed 2025-11-10
CIK 1580560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 120,253,612 shares of voting common stock, $0.0001 par value per share, outstanding and 1,873,320 shares of non-voting common stock $0.0001 par value per share, outstanding.

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
•
the effects of global events and geopolitical conflict, including without limitation the recent hostilities in Ukraine and involving Israel, Hamas and Iran;

•
our ability to adapt to recommended or implemented U.S. policy changes, in particular those that impact higher education, the desire for foreign students to study in the U.S., immigration and visa policy, and changes to regulatory agencies and depth of enforcement of regulations;
•
our ability to adapt to changes in U.S. federal income or other tax laws or the interpretation of tax laws, including without limitation the Inflation Reduction Act of 2022 and The One Big Beautiful Bill Act of 2025;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (Amounts in thousands, except par value per share and share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$354,914	$495,242
Short-term investments	22,430	115,848
Accounts receivable, net of allowance of $1,105 and $410, respectively	40,354	23,703
Unbilled receivables, net of allowance of $31 and $36, respectively	13,883	15,453
Funds receivable from payment partners	133,398	90,110
Prepaid expenses and other current assets	41,149	22,528
Total current assets	606,128	762,884
Long-term investments	4,394	50,125
Property and equipment, net	20,356	17,160
Intangible assets, net	194,199	118,684
Goodwill	406,149	149,558
Other assets	28,641	24,035
Total assets	$1,259,867	$1,122,446
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,858	$15,353
Funds payable to clients	302,943	217,788
Accrued expenses and other current liabilities	52,665	49,297
Deferred revenue	21,454	7,337
Total current liabilities	395,920	289,775
Deferred tax liabilities	13,009	12,643
Long-term debt	15,000	—
Other liabilities	6,812	5,261
Total liabilities	430,741	307,679
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Voting common stock, $0.0001 par value; 2,000,000,000 shares authorized, 129,761,844 shares issued and 120,238,939 shares outstanding as of September 30, 2025; 126,853,852 shares issued and 122,182,878 shares outstanding as of December 31, 2024	13	13
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized, 1,873,320 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Treasury voting common stock, at cost; 9,522,905 and 4,670,974 shares as of September 30, 2025 and December 31, 2024, respectively	(108,687)	(46,268)
Additional paid-in capital	1,090,002	1,033,958
Accumulated other comprehensive income (loss)	5,204	(2,066)
Accumulated deficit	(157,406)	(170,870)
Total stockholders’ equity	829,126	814,767
Total liabilities and stockholders’ equity	$1,259,867	$1,122,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited) (Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$200,138	$156,815	$465,481	$374,594
Costs and operating expenses:
Payment processing services costs	72,318	54,557	176,768	136,106
Technology and development	17,650	16,695	51,667	49,266
Selling and marketing	41,911	34,228	116,857	96,082
General and administrative	36,006	31,065	99,239	94,620
Restructuring	—	—	8,690	—
Total costs and operating expenses	167,885	136,545	453,221	376,074
Income (loss) from operations	$32,253	$20,270	$12,260	$(1,480)
Other (expense) income:
Interest expense	(1,197)	(128)	(2,986)	(403)
Interest income	769	4,970	4,792	16,568
(Loss) gain from remeasurement of foreign currency	(626)	5,457	6,897	2,079
Gain on available-for-sale debt securities	—	—	166	—
Total other (expense) income, net	(1,054)	10,299	8,869	18,244
Income before income taxes	31,199	30,569	21,129	16,764
Provision for (benefit from) income taxes	1,568	(8,327)	7,665	(2,035)
Net income	$29,631	$38,896	$13,464	$18,799
Other comprehensive income:
Foreign currency translation adjustment	(1,917)	4,904	7,415	3,736
Unrealized gains (losses) on available-for-sale debt securities, net of taxes	20	702	(145)	649
Total other comprehensive (loss) income	(1,897)	5,606	7,270	4,385
Comprehensive income	$27,734	$44,502	$20,734	$23,184

Net income attributable to common stockholders – basic and diluted	$29,631	$38,896	$13,464	$18,799
Net income per share attributable to common stockholders – basic	$0.24	$0.31	$0.11	$0.15
Net income per share attributable to common stockholders – diluted	$0.23	$0.30	$0.11	$0.15
Weighted average common shares outstanding – basic	122,434,615	124,887,591	122,504,476	124,204,873
Weighted average common shares outstanding – diluted	127,675,613	129,155,010	127,495,177	129,321,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited) (Amounts in thousands, except share amounts)

	Three Months Ended September 30, 2025
								Accumulated
	Voting Common Stock		Non-Voting		Treasury Voting		Additional	Other		Total
	Common Stock		Common Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at June 30, 2025	129,076,628	$13	1,873,320	$—	(8,769,147)	$(98,739)	$1,071,085	$7,101	$(187,037)	$792,423
Issuance of common stock upon exercise of stock options, net of tax withheld	105,486	—	—	—	—	—	311	—	—	311
Issuance of common stock upon settlement of restricted stock units, net of tax withheld	450,612	—	—	—	—	—	(893)	—	—	(893)
Issuance of treasury stock	—	—	—	—	8,621	97	(97)	—	—	—
Issuance of common stock under employee stock purchase plan	129,118	—	—	—	—	—	1,285	—	—	1,285
Common stock repurchases, including related costs	—	—	—	—	(762,379)	(10,045)	—	—	—	(10,045)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,917)	—	(1,917)
Unrealized gains on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	20	—	20
Stock-based compensation	—	—	—	—	—	—	18,311	—	—	18,311
Net income	—	—	—	—	—	—	—	—	29,631	29,631
Balances at September 30, 2025	129,761,844	$13	1,873,320	$—	(9,522,905)	$(108,687)	$1,090,002	$5,204	$(157,406)	$829,126

	Three Months Ended September 30, 2024
								Accumulated
	Voting Common Stock		Non-Voting		Treasury Voting		Additional	Other		Total
	Common Stock		Common Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at June 30, 2024	125,528,991	$11	1,873,320	$1	(2,295,038)	$(741)	$997,057	$99	$(193,867)	$802,560
Issuance of common stock upon exercise of stock options	164,287	2	—	—	—	—	727	—	—	729
Issuance of common stock upon settlement of restricted stock units	341,699	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	121,517	—	—	—	—	—	1,693	—	—	1,693
Common stock repurchased	—	—	—	—	(1,291,252)	(23,112)	—	—	—	(23,112)
Issuance of treasury stock	—	—	—	—	5,653	2	(2)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	4,904	—	4,904
Unrealized gains on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	702	—	702
Stock-based compensation	—	—	—	—	—	—	16,873	—	—	16,873
Net income	—	—	—	—	—	—	—	—	38,896	38,896
Balances at September 30, 2024	126,156,494	$13	1,873,320	$—	(3,580,637)	$(23,851)	$1,016,349	$5,705	$(154,971)	$843,245

	Nine Months Ended September 30, 2025
								Accumulated
	Voting Common Stock		Non-Voting		Treasury Voting		Additional	Other		Total
	Common Stock		Common Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	126,853,852	$13	1,873,320	$—	(4,670,974)	$(46,268)	$1,033,958	$(2,066)	$(170,870)	$814,767
Issuance of common stock upon exercise of stock options, net of tax withheld	767,953	—	—	—	—	—	2,064	—	—	2,064
Issuance of common stock upon settlement of restricted stock units, net of tax withheld	1,880,125	—	—	—	—	—	(3,257)	—	—	(3,257)
Issuance of common stock under retention bonus	41,998	—	—	—	—	—	—	—	—	—
Issuance of treasury stock	—	—	—	—	37,133	394	(394)	—	—	—
Issuance of common stock under employee stock purchase plan	217,916	—	—	—	—	—	2,527	—	—	2,527
Common stock repurchases, including related costs	—	—	—	—	(4,889,064)	(62,813)	—	—	—	(62,813)
Foreign currency translation adjustment	—	—	—	—	—	—	—	7,415	—	7,415
Unrealized losses on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	(145)	—	(145)
Stock-based compensation	—	—	—	—	—	—	55,104	—	—	55,104
Net income	—	—	—	—	—	—	—	—	13,464	13,464
Balances at September 30, 2025	129,761,844	$13	1,873,320	$—	(9,522,905)	$(108,687)	$1,090,002	$5,204	$(157,406)	$829,126

	Nine Months Ended September 30, 2024
								Accumulated
	Voting Common Stock		Non-Voting		Treasury Voting		Additional	Other		Total
	Common Stock		Common Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	123,010,207	$11	1,873,320	$1	(2,315,045)	$(747)	$959,302	$1,320	$(173,770)	$786,117
Issuance of common stock upon exercise of stock options, net of tax withheld	1,468,660	2	—	—	—	—	3,954	—	—	3,956
Issuance of common stock upon settlement of restricted stock units, net of tax withheld	1,470,048	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	193,413	—	—	—	—	—	3,108	—	—	3,108
Issuance of common stock under retention bonus	14,166	—	—	—	—	—	324	—	—	324
Common stock repurchased	—	—	—	—	(1,291,252)	(23,112)	—	—	—	(23,112)
Issuance of treasury stock	—	—	—	—	25,660	8	(8)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	3,736	—	3,736
Unrealized gains on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	649	—	649
Stock-based compensation	—	—	—	—	—	—	49,668	—	—	49,668
Net income	—	—	—	—	—	—	—	—	18,799	18,799
Balances at September 30, 2024	126,156,494	$13	1,873,320	$—	(3,580,637)	$(23,851)	$1,016,349	$5,705	$(154,971)	$843,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (Amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$13,464	$18,799
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized gain on foreign exchange rates	(10,458)	(948)
Depreciation and amortization	19,037	12,709
Stock-based compensation expense	53,473	48,396
Amortization of deferred contract costs	1,167	826
Change in fair value of contingent consideration	(1,223)	(988)
Deferred tax benefit	(452)	(6,600)
Change in provision for uncollectible accounts	1,629	(124)
Amortization of debt issuance costs	173	184
Net accretion of discounts and amortization of premiums on investments	(612)	(1,010)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,585)	(8,805)
Unbilled receivables	2,105	(708)
Funds receivable from payment partners	(42,686)	(16,383)
Prepaid expenses, other current assets and other assets	(21,304)	(7,900)
Funds payable to clients	83,343	82,884
Accounts payable, accrued expenses and other current liabilities	7,537	7,724
Contingent consideration	(74)	—
Other liabilities	2,542	(369)
Deferred revenue	(787)	(466)
Net cash provided by operating activities	95,289	127,221
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(324,921)	(45,438)
Purchase of short-term and long-term investments	(14,199)	(159,619)
Proceeds from the maturity and sale of short-term and long-term investments	154,725	5,879
Capitalization of internally developed software	(5,813)	(4,581)
Purchases of property and equipment	(960)	(823)
Net cash used in investing activities	(191,168)	(204,582)
Cash flows from financing activities:
Proceeds from issuance of revolving credit facility	125,000	—
Payment of revolving credit facility	(110,000)	—
Payment of debt issuance costs	(758)	(783)
Contingent consideration paid for acquisitions	(4,139)	—
Payments of tax withholdings for net settled equity awards	(3,257)	—
Common stock repurchased	(64,319)	(22,883)
Proceeds from the issuance of stock under Employee Stock Purchase Plan	2,527	3,108
Proceeds from exercise of stock options	2,064	3,956
Deferred acquisition payment	(1,000)	—
Net cash used in financing activities	(53,882)	(16,602)
Effect of exchange rates changes on cash and cash equivalents	9,433	4,390
Net decrease in cash and cash equivalents	(140,328)	(89,573)
Cash and cash equivalents, beginning of period	495,242	654,608
Cash and cash equivalents, end of period	$354,914	$565,035
Supplemental disclosures of cash flow and noncash information
Purchase of property and equipment in accounts payable	25	30
Issuance of common stock upon settlement of restricted stock units	—	39,530
Issuance of common stock for retention bonus	—	324
Accrued excise tax related to common stock repurchased	319	229

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Business Overview and Summary of Significant Accounting Policies

Flywire Corporation (Flywire or the Company) was incorporated under the laws of the state of Delaware in July 2009 as peerTransfer Corporation. In 2016, the Company changed its name to Flywire Corporation. The Company is headquartered in Boston, Massachusetts, and has a global presence in 16 countries across 5 continents.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations, comprehensive income, changes in stockholders’ equity, and its cash flows for the periods presented.

The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of results to be expected for the year ended December 31, 2025, any other interim periods or any future year or period. The accompanying consolidated balance sheet as of December 31, 2024, was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2024. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from the interim unaudited condensed consolidated financial statements.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the condensed consolidated financial statements and the accompanying notes. Actual results may differ from those estimates.

Concentrations of Credit Risk, Financial Instruments and Significant Clients

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, investments in available-for-sale debt securities, accounts receivable, unbilled receivables, and funds receivable from payment partners.

The Company maintains its cash and cash equivalents with financial institutions that management believes are of high credit quality. Our cash equivalents include money market funds, which are AAA-rated and comprised of liquid, high quality debt securities issued by the U.S. government. The Company's cash and cash equivalents deposited with financial institutions exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000. As part of its cash management process, the Company performs periodic reviews of the credit standing of the financial institutions holding its cash and cash equivalents. Additionally, to mitigate credit risk associated with financial institutions, the Company diversifies its cash and cash equivalents across multiple financial institutions and U.S. Treasury Money Market Funds. U.S. Treasuries, by their nature, create a concentration of credit risk with the U.S. Government. The Company's access to its cash and cash equivalents and client funds could be significantly impacted in volatile markets given our concentration in government money market funds.

To manage credit risk associated with investments in available-for-sale debt securities, the Company monitors credit ratings of the issuers of the securities and diversifies its investments by limiting its holding in any one security or issuer.

To manage credit risk related to accounts receivable and unbilled receivables, the Company maintains an allowance for credit losses. The allowance is determined by applying a loss-rate method based on an aging schedule using the Company's historical loss rate. The Company also considers reasonable and supportable current and forecasted information in determining its estimated loss rates, such as external forecasts, macroeconomic trends, or other factors that are associated with the credit quality of the Company’s customer base. The Company did not experience any material credit losses for the three and nine months ended September 30, 2025 and 2024.

Accounts receivable are derived from revenue earned from clients located in the U.S. and internationally. There were no clients that represented 10% or more of the accounts receivable balance as of September 30, 2025 or December 31, 2024.

Funds receivable from payment partners consists primarily of cash held by the Company’s global payment processing partners that have not yet been remitted to the Company. Significant partners are those that represent 10% or more of funds receivable from payment partners as set forth in the following table:

	September 30, 2025	December 31, 2024
Partner A	*	19%
Partner B	*	11%
Partner C	66%	28%

______________________

* Less than 10% of total balance.

During the three and nine months ended September 30, 2025 and 2024, no client accounted for 10% or more of total revenue.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 1 - Business Overview and Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expenses in the condensed consolidated statements of operations and comprehensive income. Advertising expenses were $1.9 million and $1.7 million for the three months ended September 30, 2025 and 2024, respectively, and were $5.8 million and $5.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Revisions to Previously Issued Financial Statements

In connection with the preparation of the Company's condensed consolidated financial statements for the nine months ended September 30, 2025, the Company identified classification errors in its Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022 and the Condensed Consolidated Statements of Cash Flows for the interim periods within those years and the interim periods ended March 31, 2025 and June 30, 2025. Specifically, the Company’s historical classification of the effects of exchange rate changes on the Company’s foreign denominated cash and cash equivalent balances was misclassified between the effects of exchange rate changes on cash and cash equivalents and cash flows from operating activities in its Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022 and the Condensed Consolidated Statement of Cash Flows for the interim periods within those years and the interim periods ended March 31, 2025 and June 30, 2025. Additionally, the

Company corrected for immaterial classification errors between cash flows from operating activities for all revised periods and cash flows from investing activities for the three months ending March 31, 2025, twelve months ended December 31, 2024, and nine months ending September 30, 2024. The Company's Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022 and Condensed Consolidated Statements of Cash Flows for the interim periods ended March 31, 2024, June 30, 2024, September 30, 2024, March 31, 2025, and June 30, 2025 will be revised and information about the revision adjustments is disclosed below and in Note 18 - Revision of Previously Issued Unaudited Quarterly Information and Annual Financial Statements.

The Company assessed the effect of the errors on prior periods under the guidance of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC 250, Accounting Changes and Error Corrections (“ASC 250”). Based on its assessment, the Company determined the errors were not material to any previously issued financial statements. The correction has no impact on the Company's previously reported consolidated net income (loss), financial position, net change in cash, cash equivalents, and restricted cash, or total cash, cash equivalents, and restricted cash as previously reported on the Company's Consolidated Statements of Cash Flows for the applicable periods.

The following table shows the impact of the revision on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2024 (in thousands):

	Nine Months Ended September 30, 2024
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities
Unrealized (gain) loss on remeasurement of foreign currency	$—	$(948)	$(948)
Net accretion of discounts and amortization of premiums on investments	(1,051)	41	(1,010)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,058)	253	(8,805)
Unbilled receivables	(970)	262	(708)
Funds receivable from payment partners	(16,446)	63	(16,383)
Prepaid expenses, other current assets and other assets	(7,184)	(716)	(7,900)
Funds payable to clients	87,318	(4,434)	82,884
Accounts payable, accrued expenses and other current liabilities	8,445	(721)	7,724
Other liabilities	(1,017)	648	(369)
Deferred revenue	(312)	(154)	(466)
Net cash provided by (used by) operating activities	132,927	(5,706)	127,221

Cash flows from investing activities:
Purchase of short-term and long-term investments	(160,629)	1,010	(159,619)
Net cash used in investing activities	(205,592)	1,010	(204,582)

Effect of exchange rates changes on cash and cash equivalents	$(306)	$4,696	$4,390

Recently Adopted Accounting Pronouncements

There were no recent accounting pronouncements adopted by Flywire during the nine months ended September 30, 2025.

Accounting Pronouncements Not Yet Adopted

The following Accounting Standards Updates (ASUs) were issued by the Financial Accounting Standards Board (FASB) but not yet adopted by Flywire as of September 30, 2025:

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures: ASU 2023-09 requires public business entities to disclose on an annual basis additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition, ASU 2023-09 requires disclosure pertaining to taxes paid, net of refunds received, to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. ASU 2023-09 is effective for the Company for the annual period beginning on January 1, 2025. ASU 2023-09 should be applied on a prospective basis. However, companies have the option to apply the standard retrospectively. The adoption of this standard will require certain additional disclosures in the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for 2025.

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

ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets: ASU 2025-05 provides a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, "Revenue from Contracts with Customers." The practical expedient allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for the Company for the annual period beginning on January 1, 2026, and interim reporting periods within those annual reporting periods beginning January 1, 2026. ASU 2025-05 should be applied on a prospective basis with early adoption permitted. The Company is currently evaluating the impact of this standard and does not expect the adoption of 2025-05 to have a material impact on its consolidated financial statements and disclosures.

ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software: ASU 2025-06 amends certain aspects of the accounting for and disclosure of software costs. Rather than identifying stages, ASC 350-40-25-12 clarifies the following must be met to begin capitalizing software costs: (i) Management, with the relevant authority, implicitly or explicitly authorizes and commits to funding a computer software project; and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (probable-to-complete recognition threshold). ASU 2025-06 is effective for the Company for the annual period beginning on January 1, 2028, and interim reporting periods within those annual reporting periods beginning on January 1, 2028. ASU 2025-06 should be applied on a prospective basis with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

Note 2. Revenue and Recognition

The following table presents revenue disaggregated by geographical area and major solutions. The categorization of revenue by geographical location is determined based on the location of where the client resides.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Primary geographical markets
Americas	$92,143	$71,557	$211,361	$171,384
EMEA	82,945	63,795	185,170	142,826
APAC	25,050	21,463	68,950	60,384
Total revenue	$200,138	$156,815	$465,481	$374,594
Major solutions
Transactions	$167,185	$134,447	$376,249	$314,945
Platform and other revenues	32,953	22,368	89,232	59,649
Total revenue	$200,138	$156,815	$465,481	$374,594

For the three months ended September 30, 2025 and 2024, the Company recognized $0.7 million and $0.7 million in revenue from amounts that were included in deferred revenue as of June 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized $6.4 million and $5.6 million in revenue from amounts that were included in deferred revenue as of December 31, 2024 and 2023, respectively.

Remaining Performance Obligations

The Company has performance obligations associated with certain clients' contracts for future services that have not yet been recognized as revenue. As of September 30, 2025, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied, including deferred revenue, was approximately $21.0 million. Of the total remaining performance obligations, the Company expects to recognize approximately 58.2% within the next year, 21.6% after one year through year two and 20.2% over the next three to five years thereafter. Actual amounts and timing of revenue recognized may differ due to subsequent contract modifications, renewals and/or terminations.

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

The following table presents the Company's significant segment expenses and other segment items for the three and nine months ended September 30, 2025 and 2024. The CODM does not regularly review segment asset information, which is total assets, for the purpose of assessing performance and making resource allocation decisions; therefore, such information is not presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue	$200,138	$156,815	$465,481	$374,594
Less:
Payment processing services costs	66,582	49,400	162,361	124,109
Personnel expense (a)	42,784	38,921	125,206	117,354
Other segment items (b)	33,575	27,297	85,731	72,128
Depreciation and amortization expense	7,165	4,546	20,203	13,505
Stock-based compensation expense (c)	17,779	16,381	51,030	48,978
Restructuring	—	—	8,690	—
Interest expense	1,197	128	2,986	403
Interest income	(769)	(4,970)	(4,792)	(16,568)
Loss (gain) from remeasurement of foreign currency	626	(5,457)	(6,897)	(2,079)
Gain on available-for-sale debt securities	—	—	(166)	—
Provision for (benefit from) income taxes	1,568	(8,327)	7,665	(2,035)
Segment income	$29,631	$38,896	$13,464	$18,799

____________________________

(a) Personnel expense includes employees' and contractors' compensation in technology and development, selling and marketing, and general and administrative operating expenses.

(b) Other segment items in segment income include the following expenses: professional fees, marketing, travel, facilities, software, ancillary services, acquisition-related transaction costs, and other general and administrative costs.

(c) Stock-based compensation expense includes employer payroll taxes and excludes stock-based compensation relating to restructuring.

See Note 2 - Revenue and Recognition for information regarding the Company's revenue by geographic area.

Note 4. Investments

The following table summarizes the estimated fair value of available-for-sale debt securities included within short-term and long-term investments as of September 30, 2025 (in thousands):

	September 30, 2025
	Gross Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Allowance for Credit Losses	Accrued Interest Receivable		Aggregate Fair Value
Short-term investments
Corporate bonds	$5,732	$6		$—	*	$—	$50		$5,788
U.S. Government obligations	16,571	36		—		—	35		16,642
Total short-term investments	$22,303	$42		$—		$—	$85		$22,430
Long-term investments
Corporate bonds	$1,267	$1		$—		$—	$14		$1,282
U.S. Government obligations	2,998	20		—		—	43		3,061
Asset-backed securities	51	—	*	—		—	—	*	51
Total long-term investments	$4,316	$21		$—		$—	$57		$4,394

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

The following table summarizes the fair value of the Company's available-for-sale debt securities by remaining contractual maturity as of September 30, 2025 (in thousands):

September 30, 2025
Due within one year	$22,430
Due after one year through five years	4,394
Total investments	$26,824

As of September 30, 2025, one out of approximately 16 investments in available-for-sale debt securities were in an unrealized loss position. The following table shows fair values and gross unrealized losses for available-for-sale debt securities that were in an unrealized loss position, for which an allowance for credit losses has not been recorded, as of September 30, 2025 (in thousands):

September 30, 2025
	Less than 12 Months			12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term investments
Corporate bonds	$496	$—	*	$—	$—	$496	$—
U.S. Government obligations	—	—		—	—	—	—
Treasury bill	—	—		—	—	—	—
Foreign agency securities	—	—		—	—	—	—
Commercial paper	—	—		—	—	—	—
Asset-backed securities	—	—		—	—	—	—
Total short-term investments	$496	$—		$—	$—	$496	$—
Long-term investments
Corporate bonds	$—	$—		$—	$—	$—	$—
U.S. Government obligations	—	—		—	—	—	—
Agency bond	—	—		—	—	—	—
Asset-backed securities	—	—		—	—	—	—
Total long-term investments	$—	$—		$—	$—	$—	$—

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

For the three months ended September 30, 2025, the Company received proceeds of $12.4 million from the sale of short-term investments primarily due to scheduled maturities of these investments. For the nine months ended September 30, 2025, the Company received proceeds of $154.7 million from the maturity and sale of short-term and long-term investments that was primarily used to partially pay down the outstanding debt under the Company's revolving credit facility used for the Sertifi acquisition. Realized gains on the sale of available-for-sale debt securities during the three and nine months ended September 30, 2025 were $0.0 million and $0.2 million, respectively. There were no realized losses on the sale of available-for-sale debt securities during the three and nine months ended September 30, 2025.

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

The Company’s cash equivalents are carried at fair value (Level 1) as determined according to the fair value hierarchy described above. The money market funds, which are AAA-rated are comprised of liquid, high-quality debt securities issued by the U.S. government. Shares in money market funds are purchased and redeemed at the net asset value (NAV) at the time of the purchase or sale, which may be purchased or redeemed on demand, as may be required by the Company which represents fair value. The Company's investments in available-for-sale debt securities and the foreign exchange contracts are carried at fair value, determined using Level 2 inputs in the fair value hierarchy as quoted prices are available to support the valuation. The carrying values of accounts receivable, funds receivable from payment partners, unbilled receivables, prepaid expenses, accounts payable, funds payable to clients, and accrued expenses and other current liabilities approximate their respective fair values due to the short-term nature of these assets and liabilities. The Company’s contingent consideration is carried at fair value, determined using Level 3 inputs in the fair value hierarchy.

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

	Measured at Fair Value as of September 30, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$41,745	$—	$—	$41,745
Foreign exchange contracts	—	386	—	386
Short-term investments
Corporate bonds	—	5,788	—	5,788
U.S. Government obligations	—	16,642	—	16,642
Total short-term investments	—	22,430	—	22,430
Long-term investments
Corporate bonds	—	1,282	—	1,282
U.S. Government obligations	—	3,061	—	3,061
Asset-backed securities	—	51	—	51
Total long-term investments	—	4,394	—	4,394
Total financial assets	$41,745	$27,210	$—	$68,955
Financial Liabilities:
Foreign exchange contracts	$—	$197	$—	$197
Contingent consideration	—	—	2,724	2,724
Total financial liabilities	$—	$197	$2,724	$2,921

	Measured at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$139,545	$—	$—	$139,545
Foreign exchange contracts	—	—	49	49
Short-term investments
Corporate bonds	—	62,625	—	62,625
U.S. Government obligations	—	36,755	—	36,755
Treasury bill	—	6,983	—	6,983
Foreign agency securities	—	2,607	—	2,607
Commercial paper	—	6,878	—	6,878
Total short-term investments	—	115,848	—	115,848
Long-term investments
Corporate bonds	—	23,100	—	23,100
U.S. Government obligations	—	21,384	—	21,384
Agency bond	—	2,469	—	2,469
Asset-backed securities	—	3,172	—	3,172
Total long-term investments	—	50,125	—	50,125
Total financial assets	$139,545	$165,973	$49	$305,567
Financial Liabilities:
Contingent consideration	$—	$—	$5,094	$5,094
Total financial liabilities	$—	$—	$5,094	$5,094

During the three months ended September 30, 2025, the Company corrected the footnotes to its consolidated financial statements for the year ended December 31, 2024, related to the ASC 820 Fair Value Measurement Level classification of money market funds from NAV to Level 1. The table above reflects the appropriate fair value hierarchy classification as of December 31, 2024, which conforms with the current year presentation. The prior period reclassifications had no effect on the reported values of these instruments and the Company does not consider the impact to be material to the prior period financial statements. Other than this reclassification, during the nine months ended September 30, 2025 and year ended December 31, 2024, there were no transfers between Level 1, Level 2 or Level 3.

Contingent consideration

Sertifi LLC (Sertifi)

The fair value of the contingent consideration related to the gross profit milestone from the Company’s acquisition of Sertifi in February 2025 was determined using an option pricing model and the fair value of the contingent consideration related to the technology and security integration milestones was determined using a scenario-based method. Refer to Note 10 - Business Combinations for additional details on the Sertifi acquisition. The following table presents the unobservable inputs incorporated into the fair value of the contingent consideration liability as of September 30, 2025.

	September 30, 2025
Discount rate	6.6%
Probability of successful achievement (a)	15%	-	62%

_____________________________

(a) Probability of successful achievement was set at different targets based on the Company’s estimates on achieving them. The weighted average probability of successful achievement was 29.1% as of September 30, 2025.

Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively. Increases or decreases in any of the probabilities of success in which the gross profit and technology and security milestones are expected to be achieved would result in higher or lower fair value measurement, respectively.

Invoiced Inc. (Invoiced)

The fair value of the contingent consideration related to the revenue milestone from the Company’s acquisition of Invoiced in August 2024 was determined using an option pricing model and the fair value of the contingent consideration related to the cross-selling, product, and security and information technology (IT) milestones was determined using a scenario-based method. As of September 30, 2025, the revenue milestone is the only remaining contingent consideration milestone outstanding. Refer to Note 10 - Business Combinations for additional details on the Invoiced acquisition. The following table presents the unobservable inputs incorporated into the fair value of the contingent consideration liability as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Discount rate	6.5%	6.5%	-	6.6%
Probability of successful achievement (a)	0%	4%	-	100%

_____________________________

(a) Probability of successful achievement was set at different targets based on the Company’s estimates on achieving them. The weighted average probability of successful achievement was 0.0% as of September 30, 2025.

Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively. Increases or decreases in any of the probabilities of success in which the revenue, top customers, product and IT milestones are expected to be achieved would result in higher or lower fair value measurement, respectively.

Learning Information Systems Pty Ltd. (StudyLink)

The fair value of the contingent consideration related to the revenue milestone from the Company’s acquisition of StudyLink in November 2023 was determined using an option pricing model and the fair value of the contingent consideration related to the volume of money movement, cross-selling and engineering implementation milestones was determined using a scenario-based method. As of September 30, 2025, the volume of money movement milestone is the only remaining contingent consideration milestone outstanding. The following table presents the unobservable inputs incorporated into the fair value of the contingent consideration liability as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Discount rate	7.5%	6.3%	-	8.2%
Probability of successful achievement (a)	0%	0%	-	100%

_____________________________

(a) Probability of successful achievement was set at different targets based on the Company’s estimates on achieving them. The weighted average probability of successful achievement was 0.0% as of September 30, 2025.

Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively. Increases or decreases in any of the probabilities of success in which the revenue, volume, cross-selling and engineering implementation milestones are expected to be achieved would result in higher or lower fair value measurement, respectively.

Changes in the fair value of contingent consideration are included as a component of general and administrative expense within the condensed consolidated statements of operations and comprehensive income. At September 30, 2025, $2.7 million of contingent consideration are reflected in the Company's balance sheet in other current liabilities and other liabilities. The following table summarizes the changes in the carrying value of the contingent consideration for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Beginning balance	$5,094	$2,882
Additions	3,107	4,508
Change in fair value	(1,223)	(988)
Contingent consideration paid (a)	(4,213)	—
Foreign currency translation adjustment	(41)	—
Ending balance	$2,724	$6,402

(a) Contingent consideration when paid is bifurcated between financing and operating sections of the condensed consolidated statement of cash flows. Amounts paid up to the fair value initially recorded in purchase accounting is reported in the financing section, while any excess is reported in the operating section of the condensed consolidated statement of cash flows.

Note 6. Derivative Instruments

As part of the Company’s foreign currency risk management program, the Company uses derivative instruments to mitigate the volatility related to fluctuations in foreign exchange rates. The Company entered into foreign currency forward contracts used to mitigate the currency exchange risk associated with clients and their customers' payments. In addition, during the three months ended September 30, 2025, the Company entered into foreign currency forward contracts to mitigate the currency exchange risk associated with intercompany loans denominated in British Pound Sterling and the

Australian dollar. The intercompany transaction derivatives are for a duration of one year with an aggregate notional amount of $83.4 million. The Company's foreign currency forward contracts are not designated as hedging instruments.

The notional amounts are generally not exchanged, but are used only as the underlying basis on which the value of foreign exchange payments under these contracts is determined. The notional amounts are not recorded on the condensed consolidated balance sheets and are not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. As of September 30, 2025 and December 31, 2024, the Company had 15,767 and 18,858 open foreign exchange contracts related to clients and their customers' payments, respectively. As of September 30, 2025 and December 31, 2024, the Company had foreign currency forward contracts related to clients and their customers' payments outstanding with notional amounts of $79.6 million and $43.3 million, respectively.

The Company records all derivative instruments in the condensed consolidated balance sheets at their fair values. The Company recorded an asset of $0.4 million and a liability of $0.2 million related to outstanding foreign exchange contracts as of September 30, 2025, respectively. The Company recorded an asset of less than $0.1 million related to outstanding foreign exchange contracts as of December 31, 2024.

The Company recognized losses on derivatives related to clients and their customers' payments of $1.0 million and $0.4 million during the three and nine months ended September 30, 2025, and losses of $0.5 million and $0.6 million during the three and nine months ended September 30, 2024. The Company recorded gains on the intercompany loan derivatives of $0.2 million during the three and nine months ended September 30, 2025.

Gains and losses on the derivatives related to clients and their customers' payments are included as a component of general and administrative expense within the condensed consolidated statements of operations and comprehensive income due to the nature of the transactions. Gains and losses on the intercompany loans derivatives are included as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive income.

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates presented (in thousands):

	September 30, 2025	December 31, 2024
Accrued employee compensation and related taxes	$18,050	$17,950
Accrued income and other non-employee related taxes	10,020	8,699
Accrued vendor liabilities	5,420	3,992
Accrued professional services	3,302	1,879
Sales tax payable	2,090	—
Current portion of operating lease liabilities	1,245	1,719
Restructuring	729	—
Current portion of contingent consideration	—	4,113
Other accrued expenses and current liabilities	11,809	10,945
Accrued expenses and other current liabilities	$52,665	$49,297

Note 8. Property and Equipment, net

Property and equipment, net consisted of the following as of the dates presented (in thousands):

	September 30, 2025	December 31, 2024
Internal-use software	$28,675	$23,378
Computer equipment and software	4,447	3,907
Leasehold improvements	4,276	5,456
Furniture and fixtures	769	904
Total property and equipment	38,167	33,645
Less: Accumulated depreciation and amortization	(17,811)	(16,485)
Property and equipment, net	$20,356	$17,160

Depreciation of property and equipment and amortization of internal-use software for the three months ended September 30, 2025 and 2024 was $1.5 million and $1.1 million, respectively. Depreciation of property and equipment and amortization of internal-use software for the nine months ended September 30, 2025 and 2024 was $4.4 million and $3.6 million, respectively.

The Company capitalized $6.6 million and $4.7 million in costs related to internal-use software during the nine months ended September 30, 2025 and 2024. Software developed for internal use is amortized on a straight-line basis over its estimated useful life of five years.

As of September 30, 2025 and December 31, 2024, the carrying value of internal-use software was $18.4 million and $15.4 million, respectively. Amortization expense related to internal-use software for the three months ended September 30, 2025 and 2024 was $1.2 million and $0.7 million, respectively. Amortization expense related to internal-use software for the nine months ended September 30, 2025 and 2024 was $3.5 million and $2.5 million, respectively.

Note 9. Restructuring

In February 2025, the Company announced a restructuring plan designed to improve operational efficiencies, reduce operating costs, and better align the Company’s workforce with current business needs, top strategic priorities, and key growth opportunities (collectively, the Restructuring Plan). In connection with the Restructuring Plan, the Company incurred restructuring and restructuring-related charges of $8.7 million during the nine months ended September 30, 2025, recorded within restructuring expenses on the condensed consolidated statements of operations and comprehensive income, primarily consisting of cash expenditures for severance payments and related expenses of $6.3 million for the nine months ended September 30, 2025, as well as non-cash expenditures related to acceleration of vesting of share-based awards of $2.4 million for the nine months ended September 30, 2025. As of September 30, 2025, the accrued restructuring liability was $0.7 million, which is included within accrued expenses and other current liabilities in the condensed consolidated balance sheets. Total restructuring costs were complete as of June 30, 2025.

Note 10. Business Combinations

Sertifi

On February 24, 2025, Flywire acquired all of the issued and outstanding membership interests of Sertifi LLC (Sertifi) for upfront cash consideration of $330.0 million, subject to certain post-closing adjustments set forth in the Purchase and Sale Agreement (the Agreement), and contingent consideration of up to $10.0 million upon the completion or satisfaction of certain technical and commercial milestones by Sertifi. Sertifi is a vertical software and payments platform digitizing hospitality-specific workflows and associated payments. The acquisition of Sertifi was intended to accelerate the Company’s travel business and expand Flywire’s offerings to support over 20,000 hotel locations globally.

The Company paid the upfront cash consideration through a combination of cash on hand and $125.0 million borrowed from its existing 2024 Revolving Credit Facility.

During the second quarter of 2025, the Company completed its purchase accounting. The Company recorded measurement period adjustments that increased Goodwill by $0.1 million due to changes in acquired intangible assets, contingent consideration, and a working capital adjustment.

Pursuant to the terms of the Agreement, the Company acquired Sertifi for total purchase consideration of approximately $336.1 million or $328.0 million, net of cash acquired, which consisted of (in thousands):

Cash consideration, net of cash acquired	$324,921
Estimated fair value of contingent consideration	3,107
Total purchase consideration, net of cash acquired	$328,028

During the three months ended September 30, 2025, the Company paid $5.1 million for post-closing adjustments. The Agreement provides for contingent consideration of up to $10.0 million, with an estimated fair value of $3.1 million on the date of acquisition, and represents additional payments that Flywire may be required to make in the future which are dependent upon the successful achievement of certain targets related to gross profit as well as milestones related to the Sertifi's technology and security integration.

During the three and nine months ended September 30, 2025, the Company incurred $0.0 million and $2.6 million in transaction costs in connection with the Sertifi acquisition. These transaction costs are included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

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

The goodwill of $251.6 million arising from the acquisition of Sertifi can be attributed to a number of business factors, including an assembled workforce and revenue and cost synergies expected to be realized. Goodwill from this acquisition is deductible for income tax purposes.

The following table reflects the fair values of the identified intangible assets of Sertifi and their respective weighted-average amortization periods.

	Fair Values	Weighted-Average Amortization Periods
	(in thousands)	(years)
Acquired relationships	$53,100	18
Developed technology	29,000	8
Trade name/Trademark	4,600	10
	$86,700

The results of Sertifi have been included in the condensed consolidated financial statements since the date of the acquisition. Sertifi contributed $7.8 million in platform revenue and $5.1 million in transactional revenue during the three months ended September 30, 2025, and $18.4 million in platform revenue and $11.5 million in transactional revenue during the nine months ended September 30, 2025. The Company has not disclosed net income or loss since the acquisition date as the business was fully integrated into the consolidated Company's operations and therefore it was impracticable to determine this amount.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information shows the results of the Company’s operations for the three and nine months ended September 30, 2024, as if the acquisition had occurred on January 1, 2024. The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired operations of Sertifi. The unaudited pro forma information reflects the effects of applying the Company’s accounting policies and certain pro forma adjustments to the combined historical financial information of the Company and Sertifi. The pro forma adjustments include:

•
incremental amortization expense associated with the fair value of identified intangible assets;
•
incremental employee compensation expense for Sertifi employees;
•
interest expense for borrowings related to the acquisition;
•
transaction costs; and
•
the estimated tax impact of the above items.

	Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2024		September 30, 2024
	Actual	Pro Forma	Actual	Pro Forma	Actual	Pro Forma
	(in thousands)		(in thousands)		(in thousands)
Revenue	$465,481	$472,239	$156,815	$166,445	$374,594	$401,683
Net income	$13,464	$12,785	$38,896	$36,926	$18,799	$10,580

Invoiced

On August 2, 2024, Flywire acquired all of the issued and outstanding shares of Invoiced, a U.S.-based software as a service (SaaS) B2B company that provides accounts receivable software that automates all aspects of billing, collections, payments, reporting, and forecasting within a single online platform. The acquisition of Invoiced was intended to accelerate the Company's global expansion in its B2B vertical. The acquisition of Invoiced has been accounted for as a business combination.

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

The purchase consideration included $2.0 million of acquisition holdback payments payable to former Invoiced shareholders in the absence of pending claims, $1.0 million on each of the first and second anniversary dates of the acquisition. During the three months ended September 30, 2025, the Company released the first anniversary holdback amount of $1.0 million.

The business combination agreement provides for contingent consideration of up to $7.5 million, with an estimated fair value of $4.5 million on the date of acquisition, and represents additional payments that Flywire may be required to make in the future which are dependent upon the successful achievement of certain targets related to revenue and cross-selling of the Invoiced software as well as milestones related to the Invoiced software product and security and IT integration. As of September 30, 2025, the fair value of the revenue milestone contingent consideration was assessed at 0% probability. During the nine months ended September 30, 2025, the Company paid $2.6 million related to the product and security and IT integration milestones being achieved. During the year ended December 31, 2024, the Company paid $1.1 million related to a product integration milestone achieved.

During the year ended December 31, 2024, the Company incurred $0.6 million in transaction costs in connection with the Invoiced acquisition, which are included in general and administrative expenses in the consolidated statements of operations and comprehensive income.

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

The goodwill of $31.8 million arising from the acquisition of Invoiced can be attributed to a number of business factors, including an assembled workforce and revenue and cost synergies expected to be realized. No goodwill from this acquisition will be deductible for income tax purposes.

The following table reflects the fair values of the identified intangible assets of Invoiced and their respective weighted-average amortization periods.

	Fair Values	Weighted-Average Amortization Periods
	(in thousands)	(years)
Acquired relationships	$18,600	11
Developed technology	7,100	7
Trade name/Trademark	400	4
	$26,100

The results of Invoiced have been included in the condensed consolidated financial statements since the date of the acquisition.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information shows the results of the Company’s operations for the three and nine months ended September 30, 2024, as if the acquisition had occurred on January 1, 2023. The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired operations of Invoiced. The unaudited pro forma information reflects the effects of applying the Company’s accounting policies and certain pro forma adjustments to the combined historical financial information of the Company and Invoiced. The pro forma adjustments include:

•
incremental amortization expense associated with the estimated fair value of identified intangible assets;
•
incremental employee compensation expense for Invoiced employees;
•
transaction costs; and
•
the estimated tax impact of the above items.

	Three Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2024
	Actual	Pro Forma	Actual	Pro Forma
	(in thousands)		(in thousands)
Revenue	$156,815	$157,280	$374,594	$377,862
Net income	$38,896	$38,831	$18,799	$17,522

Note 11. Goodwill and Acquired Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill as of the dates presented (in thousands):

September 30, 2025
Balance at December 31, 2024	$149,558
Goodwill related to acquisitions	251,517
Foreign currency translation adjustment	5,017
Measurement period adjustments	57
Balance at September 30, 2025	$406,149

Acquired Intangible Assets

Acquired intangible assets subject to amortization consisted of the following (dollars in thousands):

	September 30, 2025
				Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Remaining Life
	Value (a)	Amortization (b)	Amount	(Years)
Acquired Relationships	$176,608	$(29,539)	$147,069	11.97
Developed Technology	75,413	(33,035)	42,378	6.18
Trade Name/Trademark	5,132	(380)	4,752	8.82
	$257,153	$(62,954)	$194,199

(a) Includes a gain of $10 thousand foreign currency translation adjustments.

(b) Includes a loss of $462 thousand foreign currency translation adjustments.

	December 31, 2024
				Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Remaining Life
	Value (a)	Amortization (b)	Amount	(Years)
Acquired Relationships	$120,119	$(21,104)	$99,015	10.12
Developed Technology	45,546	(26,312)	19,234	4.90
Trade Name/Trademark	524	(89)	435	3.30
	$166,189	$(47,505)	$118,684

(a) Includes a loss of $4,394 thousand foreign currency translation adjustments.

(b) Includes a gain of $410 thousand foreign currency translation adjustments.

Amortization expense for the three months ended September 30, 2025 and 2024 was $5.3 million and $3.2 million, respectively. Amortization expense for the nine months ended September 30, 2025 and 2024 was $14.7 million and $9.1 million, respectively.

As of September 30, 2025, the estimated annual amortization expense of intangible assets for each of the next five years and thereafter is expected to be as follows (in thousands):

Estimated Amortization Expense
Remaining of fiscal year 2025	$5,292
2026	21,455
2027	21,478
2028	21,130
2029	20,201
2030	18,228
Thereafter	86,415
$194,199

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

The 2024 Revolving Credit Facility replaced the three-year senior secured revolving credit syndication loan of $50.0 million entered into in July 2021, under which $50.0 million was available to Flywire as of December 31, 2023. Three of the lenders under the 2024 Revolving Credit Facility were existing lenders under the 2021 Revolving Credit Facility.

On August 1, 2025, the Company entered into an amendment (the 2025 Revolving Credit Facility Amendment) to the 2024 Revolving Credit Facility with five banks to increase the total commitments from $125.0 million to $300.0 million and make certain conforming and administrative changes. The 2024 Revolving Credit Facility, as amended by the 2025 Revolving Credit Facility Amendment, is hereinafter referred to as the 2024 Amended Revolving Credit Facility. Four of the lenders under the 2025 Revolving Credit Facility Amendment were existing lenders under the 2024 Revolving Credit Facility.

In connection with the 2025 Revolving Credit Facility Amendment, the Company incurred debt issuance costs of $0.8 million. Debt issuance costs related to the 2024 Amended Revolving Credit Facility are amortized on a straight-line basis over the contractual term of the agreement and are presented as a component of other assets on the Company's condensed consolidated balance sheets. Debt issuance costs of $0.7 million related to the 2024 Revolving Credit Facility will continue to be amortized on a straight-line basis over the contractual term of the new agreement and are presented as a component of other assets on the Company's condensed consolidated balance sheets. The 2025 Revolving Credit Facility Amendment of the 2024 Revolving Credit Facility from the existing lenders was accounted for as a modification.

The 2024 Amended Revolving Credit Facility consists of Alternate Base Rate (ABR) borrowings or Term Secured Overnight Financing Rate (SOFR) borrowings, at the Company’s option.

ABR borrowings bear interest at the ABR plus the applicable rate. Term SOFR borrowings bear interest at the Adjusted Term SOFR for the interest period plus the applicable rate. The ABR rate is based on the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 1/2 of 1%, or (c) the Adjusted Term SOFR for a one-month interest period, plus 1%. The Adjusted Term SOFR is equal to the sum of (a) Term SOFR for such interest period, plus (b) the SOFR adjustment of 0.10%. The applicable rate is based upon the Company’s consolidated total net leverage ratio as of the most recent consolidated financial information and ranges from 1.0% to 2.5%. The 2024 Amended Revolving Credit Facility incurs a commitment fee ranging from 0.25% to 0.35% based upon the Company’s consolidated total net leverage ratio as of the most recent consolidated financial information assessed on the average available commitment.

The 2024 Amended Revolving Credit Facility contains customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, require the Company to satisfy certain financial covenants and restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets, and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the 2024 Amended Revolving Credit Facility becoming immediately due and payable and termination of the commitments. The Company was in compliance with all covenants associated with the 2024 Amended Revolving Credit Facility as of September 30, 2025.

During the nine months ended September 30, 2025, the Company drew down $125.0 million under the 2024 Amended Revolving Credit Facility in connection with the acquisition of Sertifi. During the nine months ended September 30, 2025, the Company repaid $110.0 million against the 2024 Amended Revolving Credit Facility. The outstanding balance of the 2024 Amended Revolving Credit Facility was $15.0 million as of September 30, 2025, which is due and payable in February 2029 and is classified as long-term debt on the condensed consolidated balance sheet. There was no outstanding balance as of the 2024 Revolving Credit Facility as of December 31, 2024.

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

As of September 30, 2025 and December 31, 2024, there was no outstanding indebtedness under the 2021 Revolving Credit Facility.

Interest expense for the three months ended September 30, 2025 and 2024 was $1.1 million and $0.1 million, respectively. Included in interest expense for the three months ended September 30, 2025 and 2024 was $0.1 million and less than $0.1 million of amortization of debt issuance costs. Interest expense for the nine months ended September 30, 2025 and 2024 was $2.8 million and $0.4 million, respectively. Included in interest expense for both the nine months ended September 30, 2025 and 2024 was $0.2 million of amortization of debt issuance costs.

Letters of Credit

As of September 30, 2025 and December 31, 2024, the Company had outstanding and unused letters of credit in the amount of approximately $6.9 million and $2.5 million, respectively, for the purpose of protecting third-party service providers against defaults. The letters of credit may be terminated at any time by the Company upon notice.

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

Share Repurchase Program

On August 6, 2024, the Company announced a share repurchase program of up to $150.0 million of outstanding voting and non-voting common stock for an indefinite period as part of the Company’s capital deployment strategy (Repurchase Program). On July 30, 2025, the Company's board of directors approved an increase in the aggregate amount of voting and non-voting common stock outstanding that may be repurchased under the Repurchase Program by an additional $150.0 million, bringing the total authorized amount under the Repurchase Program to $300.0 million.

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

During the three and nine months ended September 30, 2025, the Company repurchased 762,379 and 4,889,064 shares of its common stock for an aggregate amount, including commissions and accrued excise tax, of $10.0 million and $62.8 million under the Repurchase Program, respectively. The repurchased shares are held as treasury stock on the condensed consolidated balance sheet. As of September 30, 2025, approximately $191.9 million of the $300 million authorized amount under the Repurchase Program remained available for future repurchases.

All of the Company’s repurchases are subject to a 1% excise tax enacted by the Inflation Reduction Act of 2022 (the IRA). The amount of share repurchases subject to the excise tax are reduced by the fair market value of any shares issued during the taxable year. As of September 30, 2025, the accrued excise tax liability pursuant to the IRA was $0.3 million, which is included in the cost of treasury stock and accrued expenses and other current liabilities on the Company's condensed consolidated balance sheet.

Treasury Stock

The Company may issue treasury stock upon the exercise of stock options and vesting of restricted stock units granted under its equity incentive plans. The Company issued 8,621 and 37,133 treasury shares at average cost of $11.34 and $10.64 per share during the three and nine months ended September 30, 2025, respectively. The Company issued 5,653 and 25,660 treasury shares at an average cost of $0.32 per share during the three and nine months ended September 30, 2024, respectively. The Company intends to issue treasury shares as long as an adequate number of those shares are available.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during the period and is comprised of net income (loss) and other comprehensive income (loss). Accumulated other comprehensive income (AOCI) reported on the Company's condensed consolidated balance sheets for the period ending September 30, 2025 consists of foreign currency translation adjustment and the unrealized gains and losses, net of applicable taxes, on available-for-sale debt securities.

The following tables summarize the changes in AOCI for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Unrealized Gains	Foreign		Unrealized Gains	Foreign
	(Losses) on	Currency		(Losses) on	Currency
	Available-for-Sale	Translation		Available-for-Sale	Translation
	Debt Securities, net	Adjustment	Total	Debt Securities, net	Adjustment	Total
Beginning balance	$43	$7,058	$7,101	$(53)	$152	$99
Other comprehensive (loss) income before reclassifications	20	(1,917)	(1,897)	702	4,904	5,606
Net current period other comprehensive (loss) income	20	(1,917)	(1,897)	702	4,904	5,606
Ending balance	$63	$5,141	$5,204	$649	$5,056	$5,705

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Unrealized Gains	Foreign		Unrealized Gains	Foreign
	(Losses) on	Currency		(Losses) on	Currency
	Available-for-Sale	Translation		Available-for-Sale	Translation
	Debt Securities, net	Adjustment	Total	Debt Securities, net	Adjustment	Total
Beginning balance	$208	$(2,274)	$(2,066)	$—	$1,320	$1,320
Other comprehensive (loss) income before reclassifications	(145)	7,415	7,270	649	3,736	4,385
Net current period other comprehensive (loss) income	(145)	7,415	7,270	649	3,736	4,385
Ending balance	$63	$5,141	$5,204	$649	$5,056	$5,705

Reserved Shares of Common Stock for Future Issuance

As of September 30, 2025, the Company had reserved shares of common stock for future issuance as follows:

Issued and outstanding stock options	5,328,396
Issued and outstanding restricted stock units	11,486,901
Available for issuance under the 2021 Equity Incentive Plan	14,761,658
Available for issuance under Employee Stock Purchase Plan	5,621,482
Available for conversion of non-voting common stock	1,873,320
39,071,757

Note 14. Stock-Based Compensation

Equity Incentive Plan

In April 2021, the Company’s board of directors adopted, and in May 2021 its stockholders approved the 2021 Equity Incentive Plan (the 2021 Plan).

No further awards are being made under the Company’s 2009 Equity Incentive Plan, as amended (the 2009 Plan) or the Company’s 2018 Stock Incentive Plan (the 2018 Plan); however, awards outstanding under each of the 2009 Plan and 2018 Plan will continue to be governed by their existing terms. With the establishment of the 2021 Plan, upon the expiration, forfeiture, cancellation, or reacquisition of any stock-based awards granted under the 2009 Plan or 2018 Plan, an equal number of shares will become available for grant under the 2021 Plan. The 2021 Plan, 2018 Plan, and 2009 Plan are collectively referred to as the “Equity Incentive Plans”.

The 2021 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards, and other forms of equity compensation (collectively, equity awards). A total of 26,116,754 shares of the Company’s common stock have been reserved for issuance under the 2021 Plan in addition to (i) any annual automatic evergreen increases in the number of shares of common stock reserved for issuance under the 2021 Plan and (ii) upon the expiration, forfeiture, cancellation, or reacquisition of any stock-based awards granted under the 2009 Plan or 2018 Plan, an equal number of shares of common stock will become available for grant under the 2021 Plan.

Stock Options

Stock options granted under the 2021 Plan generally vest based on continued service over four years and expire within ten years from the date of grant. Any options that are canceled or forfeited before expiration become available for future grants.

The Company did not grant any options to purchase shares of common stock during the three and nine months ended September 30, 2025.

As of September 30, 2025, there was $0.3 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.3 years.

Restricted Stock Units

Starting in 2021, the Company awarded restricted stock units to employees and certain non-employee board members under the 2021 Plan. During the three and nine months ended September 30, 2025, the Company awarded restricted stock units covering an aggregate of 0.3 million and 8.7 million shares of common stock, respectively. The fair value of each restricted stock unit is estimated based on the fair value of the Company's common stock on the date of the grant. The restricted stock units vest over the requisite service period, which range between one and four years from the date of the grant, subject to the continued employment of the employees and service of the non-employee board members.

As of September 30, 2025, there was $138.5 million of total unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.8 years.

Employee Stock Purchase Plan

In April 2021, the Company’s board of directors adopted, and in May 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (ESPP), which became effective on May 28, 2021. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to "eligible employees". A total of 5,621,482 shares of common stock have been reserved for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of common stock reserved for future issuance under the ESPP. The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of a share of common stock on the first or last day of the offering period, whichever is lower. Eligible employees can contribute up to the lesser of 15% of their eligible compensation and the IRS limit. Offering periods are generally six months long.

As of September 30, 2025, a total of 5,621,482 shares of the Company's common stock were available for future issuance under the ESPP.

The fair value of the ESPP offering during the three months ended September 30, 2025, was estimated at the start of the offering period using the Black-Scholes option-pricing model with the following assumptions: (i) expected term of 0.5 years, (ii) expected volatility of 80.90%, (iii) risk-free interest rate of 4.29% and (iv) expected dividend yield of 0%.

As of September 30, 2025, there was $0.1 million of unrecognized compensation expense related to the ESPP.

Stock-Based Compensation Costs

The following table summarizes the stock-based compensation expense for (i) stock options and restricted stock units granted to employees and non-employee board members and (ii) ESPP shares that were purchased by employees that were recorded in the Company’s condensed consolidated statements of operations and comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Technology and development	$3,558	$3,146	$10,077	$8,569
Selling and marketing	5,200	4,674	14,580	13,295
General and administrative	8,975	8,672	26,366	26,532
Restructuring	—	—	2,450	—
Total stock-based compensation expense	$17,733	$16,492	$53,473	$48,396

During the three months ended September 30, 2025 and 2024, $0.6 million and $0.4 million, respectively, of stock-based compensation was charged to internal-use software, deferred contract costs, and cloud-computing arrangement implementation costs. During the nine months ended September 30, 2025 and 2024, $1.6 million and $1.3 million, respectively, of stock-based compensation was charged to internal-use software, deferred contract costs, and cloud-computing arrangement implementation costs.

On November 6, 2023, the Company entered into a Transition Agreement with its previous Chief Financial Officer (Prior CFO), pursuant to which the Company modified its Prior CFO's outstanding stock options and restricted stock units. As a result of this modification, the Company recognized no additional compensation expense for the three months ended September 30, 2024, and additional compensation expense of $1.3 million for the nine months ended September 30, 2024. There was no additional compensation expense recognized as a result of this modification during the three and nine months ended September 30, 2025.

Note 15. Net Income per Share

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

Basic and diluted net income per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$29,631	$38,896	$13,464	$18,799
Net income attributable to common stockholders – basic and diluted	$29,631	$38,896	$13,464	$18,799
Denominator:
Weighted average common shares outstanding – basic	122,434,615	124,887,591	122,504,476	124,204,873
Effect of potentially dilutive stock options	2,915,403	4,104,795	3,118,924	4,676,879
Effect of potentially dilutive restricted common stock	2,325,595	162,624	1,871,777	439,786
Weighted average common shares outstanding – diluted	127,675,613	129,155,010	127,495,177	129,321,537
Net income per share:
Net income per share attributable to common stockholders – basic	$0.24	$0.31	$0.11	$0.15
Net income per share attributable to common stockholders – diluted	$0.23	$0.30	$0.11	$0.15

Outstanding potentially dilutive securities, which were excluded from the diluted net income (loss) per share calculations because they would have been antidilutive were as follows as of the dates presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unvested restricted stock units	1,393,233	5,751,165	1,414,188	4,853,583
Stock options to purchase common stock	3,191,378	879,642	3,778,630	849,262
Employee stock purchase plan shares	35,305	171,130	35,305	171,130
	4,619,916	6,801,937	5,228,123	5,873,975

Note 16. Income Taxes

The Company’s provision for (benefit from) income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period. The Company recorded an income tax provision of $1.6 million for the three months ended September 30, 2025. The income tax provision for the three months ended September 30, 2025, was primarily attributable to activity in the Company's foreign subsidiaries and U.S. state taxes. The Company recorded an income tax benefit of $8.3 million for the three months ended September 30, 2024. The income tax benefit for the three months ended September 30, 2024, was primarily attributable to a non-recurring benefit of $4.9 million relating to the release of a portion of the valuation allowance in the U.S. This release was due to taxable temporary differences recorded as part of the Invoiced acquisition which were a source of income to realize certain pre-existing federal and state deferred tax assets. The benefit is augmented by income tax benefit primarily attributable to activity in the Company's current U.S. federal taxes partially offset by income tax expense attributable to the Company’s foreign operations and U.S. state taxes.

The Company recorded an income tax provision of $7.7 million for the nine months ended September 30, 2025. The income tax provision for the nine months ended September 30, 2025, was primarily attributable to activity in the Company's foreign subsidiaries and U.S. state taxes. The Company recorded an income tax benefit of $2.0 million for the nine months ended September 30, 2024. The income tax benefit for the nine months ended September 30, 2024, was primarily attributable to a non-recurring benefit of $4.9 million relating to the release of a portion of the valuation allowance in the U.S. This release was due to taxable temporary differences recorded as part of the Invoiced acquisition which were a source of income to realize certain pre-existing federal and state deferred tax assets and was partially offset by income tax expense attributable to activity in the Company's foreign subsidiaries and current U.S. federal and state taxes.

For the nine months ended September 30, 2025 and 2024, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to the impact of non-deductible executive compensation and the change in valuation allowance in the U.S., and due to the change in valuation allowance in the U.S., respectively.

The Company is open to future tax examinations from 2020 to the present; however, carryforward attributes that were generated prior to 2020 may still be adjusted upon examination by federal, state, or local tax authorities to the extent they will be used in a future period.

The Company’s management evaluates the realizability of the Company’s deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during the foreseeable future. As of September 30, 2025, the Company continues to maintain a full valuation allowance of the U.S. net deferred tax assets.

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 ("OBBBA") which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. In accordance with the OBBBA, the Company has included the expected impact of a U.S. tax deduction equal to 50% of its unamortized domestic Section 174 research and experimental expenditures in the income tax provision recorded for the nine months ended September 30, 2025. The Company continues to evaluate the full effects of the legislation on our estimated annual effective tax rate and cash tax position and does not expect the legislation to have a material impact on our financial statements.

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

As of September 30, 2025, other than the pending securities class action claim described below, the Company was not a party to any litigation the outcome of which, the Company believes, if determined adversely to it, would individually or in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows.

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

On July 25, 2025, the Company and certain of its current and former officers were named as defendants in a securities class action complaint captioned Hickman v. Flywire Corporation filed in the United States District Court for the

Eastern District of New York on behalf of a putative class of investors who purchased Flywire securities from February 28, 2024, through February 25, 2025. Plaintiff alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by purportedly overstating the strength and sustainability of the Company's revenue growth and understating the negative impact of certain government permit and visa related policies on the business. The lawsuit seeks unspecified damages, costs, attorneys’ fees, and other relief. The Company believes to have strong defenses against the asserted claims and intends to vigorously defend itself.

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

Indemnification

In the ordinary course of business, the Company agrees to indemnify certain partners and clients against third-party claims asserting infringement of certain intellectual property rights, data privacy breaches, damages caused to property or persons, or other liabilities relating to or arising from the Company’s payment platform or other contractual obligations. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any pending indemnification matters or claims, individually or in the aggregate, that are expected to have a material adverse effect on its financial position, results of operations, or cash flows and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements for the periods ended September 30, 2025 and December 31, 2024.

Note 18. Revision of Previously Issued Unaudited Quarterly Information and Annual Financial Statements

The Condensed Consolidated Statements of Cash Flows for the interim periods ended March 31, 2025, June 30, 2025, March 31, 2024, and June 30, 2024 will be revised to correct for prior period errors as discussed in Note 1 - Business Overview and Summary of Significant Accounting Policies. The effect on the Condensed Consolidated Statement of Cash Flows for each affected period is as follows (in thousands):

	Six Months Ended June 30, 2025
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities
Unrealized (gain) loss on remeasurement of foreign currency	$—	$(9,747)	$(9,747)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	169	(75)	94
Unbilled receivables	(2,233)	715	(1,518)
Funds receivable from payment partners	1,874	216	2,090
Prepaid expenses, other current assets and other assets	(17,868)	1,621	(16,247)
Funds payable to clients	(63,759)	1,187	(62,572)
Accounts payable, accrued expenses and other current liabilities	(2,657)	519	(2,138)
Other liabilities	(392)	(230)	(622)
Deferred revenue	(2,640)	(274)	(2,914)
Net cash provided by (used by) operating activities	(54,811)	(6,068)	(60,879)

Effect of exchange rates changes on cash and cash equivalents	$2,067	$6,068	$8,135

	Three Months Ended March 31, 2025
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities
Unrealized (gain) loss on remeasurement of foreign currency	$—	$(4,712)	$(4,712)
Net accretion of discounts and amortization of premiums on investments	—	(457)	(457)
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(3,492)	(131)	(3,623)
Unbilled receivables	4,068	153	4,221
Funds receivable from payment partners	25,873	579	26,452
Prepaid expenses, other current assets and other assets	(9,151)	574	(8,577)
Funds payable to clients	(111,175)	2,183	(108,992)
Accounts payable, accrued expenses and other current liabilities	(5,130)	(5)	(5,135)
Other liabilities	(255)	9	(246)
Deferred revenue	(469)	(97)	(566)
Net cash provided by (used by) operating activities	(78,890)	(1,904)	(80,794)

Cash flows from investing activities:
Purchase of short-term and long-term investments	(15,252)	457	(14,795)
Net cash used in investing activities	(237,872)	457	(237,415)

Effect of exchange rates changes on cash and cash equivalents	$388	$1,447	$1,835

	Six Months Ended June 30, 2024
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities
Unrealized (gain) loss on remeasurement of foreign currency	$—	$2,578	$2,578
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,939)	(242)	(2,181)
Unbilled receivables	(2,363)	(36)	(2,399)
Funds receivable from payment partners	28,971	33	29,004
Prepaid expenses, other current assets and other assets	(4,421)	(154)	(4,575)
Funds payable to clients	(94,730)	507	(94,223)
Accounts payable, accrued expenses and other current liabilities	1,807	(209)	1,598
Other liabilities	(675)	538	(137)
Deferred revenue	(2,785)	66	(2,719)
Net cash provided by (used by) operating activities	(57,414)	3,081	(54,333)

Effect of exchange rates changes on cash and cash equivalents	$481	$(3,081)	$(2,600)

	Three Months Ended March 31, 2024
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities
Unrealized (gain) loss on remeasurement of foreign currency	$—	$4,007	$4,007
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,457)	(150)	(1,607)
Unbilled receivables	2,694	(41)	2,653
Funds receivable from payment partners	37,714	476	38,190
Prepaid expenses and other assets	1,863	(159)	1,704
Funds payable to customers	(86,810)	1,725	(85,085)
Accounts payable, accrued expenses and other current liabilities	(2,489)	(1,440)	(3,929)
Other liabilities	(340)	(104)	(444)
Deferred revenue	(1,349)	122	(1,227)
Net cash provided by (used by) operating activities	(38,093)	4,436	(33,657)

Effect of exchange rates changes on cash and cash equivalents	$1,764	$(4,436)	$(2,672)

The Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022 will be revised to correct for prior period errors as discussed in Note 1 - Business Overview and Summary of Significant Accounting Policies. The effect on the Consolidated Statement of Cash Flows for each affected period is as follows (in thousands):

	Year ended December 31, 2024
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities
Unrealized (gain) loss on remeasurement of foreign currency	$—	$11,573	$11,573
Net accretion of discounts and amortization of premiums on investments	—	(1,807)	(1,807)
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(5,292)	66	(5,226)
Unbilled receivables	(4,764)	(77)	(4,841)
Funds receivable from payment partners	23,835	(500)	23,335
Prepaid expenses, other current assets and other assets	(5,322)	251	(5,071)
Funds payable to clients	6,867	494	7,361
Accounts payable, accrued expenses and other current liabilities	3,302	(3,134)	168
Other liabilities	(1,543)	96	(1,447)
Deferred revenue	(630)	239	(391)
Net cash provided by (used by) operating activities	91,468	7,201	98,669

Cash flows from investing activities:
Purchase of short-term and long-term investments	(193,927)	1,807	(192,120)
Net cash used in investing activities	(215,800)	1,807	(213,993)

Effect of exchange rates changes on cash and cash equivalents	$2,597	$(9,008)	$(6,411)

	Year ended December 31, 2023
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities
Unrealized (gain) loss on remeasurement of foreign currency	$—	$2,320	$2,320
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(2,082)	277	(1,805)
Unbilled receivables	(5,394)	166	(5,228)
Funds receivable from payment partners	(50,975)	(2,176)	(53,151)
Prepaid expenses, other current assets and other assets	(4,279)	(845)	(5,124)
Funds payable to clients	86,616	(4,315)	82,301
Accounts payable, accrued expenses and other current liabilities	5,548	(827)	4,721
Other liabilities	(1,260)	1,430	170
Deferred revenue	(871)	(309)	(1,180)
Net cash provided by (used by) operating activities	80,625	(4,279)	76,346

Effect of exchange rates changes on cash and cash equivalents	$(1,835)	$4,279	$2,444

	Year ended December 31, 2022
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities
Unrealized (gain) loss on remeasurement of foreign currency	$—	$881	$881
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(323)	(125)	(448)
Unbilled receivables	(1,928)	(60)	(1,988)
Funds receivable from payment partners	(30,917)	2,731	(28,186)
Prepaid expenses, other current assets and other assets	(11,318)	(100)	(11,418)
Funds payable to clients	48,932	4,836	53,768
Accounts payable, accrued expenses and other current liabilities	6,761	400	7,161
Other liabilities	(1,872)	(7)	(1,879)
Deferred revenue	(400)	267	(133)
Net cash provided by (used by) operating activities	5,427	8,823	14,250

Effect of exchange rates changes on cash and cash equivalents	$5,023	$(8,823)	$(3,800)

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

As discussed in Note 1 - Business Overview and Summary of Significant Accounting Policies to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q, the Company has revised its financial statements for the nine months ended September 30, 2024 to correct certain statement of cash flow classification errors. The amounts included in this Item 2 have been similarly revised.

Overview

Flywire is a leading global payments enablement and software company. Our next-gen payments platform, proprietary global payment network, and vertical-specific software help our clients get paid and help their customers pay with ease—no matter where they are in the world. Our clients rely on us for integrated solutions that are both global and local, and combine tailored invoicing, flexible payment options, and highly personalized omni-channel experiences. We believe we make generational advances for our clients by transforming payments into a source of value and growth for their organizations while delighting their customers with payment experiences that are engaging, secure, fast, and transparent.

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

•
Rapid domestic and international payments volume growth. We have grown our total payment volume by approximately 26.4% period-over-period from $11.0 billion during the three months ended September 30, 2024 to $13.9 billion during the three months ended September 30, 2025. We have grown our total payment volume by approximately 23.6% period-over-period from $22.8 billion during the nine months ended September 30, 2024 to $28.2 billion during the nine months ended September 30, 2025.
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

As of September 30, 2025, we serve over 4,900 clients around the world, excluding clients acquired from the Sertifi and Invoiced acquisitions. In education, we serve more than 3,100 institutions. In healthcare, we power more than 100 healthcare systems, including four of the top 10 healthcare systems in the United States ranked by hospital size as of December 31, 2024. In our travel and B2B verticals, we have a growing portfolio of approximately 1,500 clients as of September 30, 2025.

Our success in building our client base around the world and expanding utilization by our clients’ customers has allowed us to achieve significant scale. We enabled approximately $29.7 billion, $28.2 billion, and $22.8 billion in total payment volume during the year ended December 31, 2024 and nine months ended September 30, 2025 and 2024, respectively. We generated revenue of $492.1 million and $403.1 million for the years ended December 31, 2024 and

2023, respectively, and had net income of $2.9 million and net loss of $8.6 million, respectively, for the same years. We generated revenue of $465.5 million and $374.6 million for the nine months ended September 30, 2025 and 2024, respectively, and had net income of $13.5 million and $18.8 million, respectively, for the same periods.

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

We had approximately 1,382 full-time FlyMates as of September 30, 2025, compared to approximately 1,314 full-time FlyMates as of September 30, 2024, an increase of 5.2%.

Recent Acquisitions

In February 2025, we entered into a Purchase and Sale Agreement (the Agreement) to acquire the business of Sertifi LLC (Sertifi) for upfront cash consideration of $330.0 million, subject to certain post-closing adjustments set forth in the Agreement, and contingent consideration of up to $10.0 million upon the completion or satisfaction of certain technical and commercial milestones by Sertifi. Sertifi is a vertical software and payments platform digitizing hospitality-specific workflows and associated payments. We paid the upfront cash consideration through a combination of cash on hand and borrowings from our existing 2024 Revolving Credit Facility. The acquisition of Sertifi was intended to accelerate the Company’s travel business and expand its offerings to support over 20,000 hotel locations globally. Sertifi contributed $7.8 million and $18.4 million in platform revenue during the three and nine months ended September 30, 2025, respectively, and $5.1 million and $11.5 million in transactional revenue during the three and nine months ended September 30, 2025, respectively.

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

See Note 10 - Business Combinations to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional details related to these acquisitions.

Restructuring

In February 2025, we announced a restructuring plan that was designed to improve operational efficiencies, reduce operating costs and better align our workforce with current business needs, top strategic priorities, and key growth opportunities (collectively, the Restructuring Plan). In connection with the Restructuring Plan, we incurred restructuring and restructuring-related charges of $8.7 million during the nine months ended September 30, 2025, recorded within restructuring expenses on the condensed consolidated statements of operations and comprehensive income. Restructuring costs during the nine months ended September 30, 2025, primarily consists of cash expenditures for severance payments and related expenses of $6.3 million and non-cash expenditures related to acceleration of vesting of share-based awards of $2.4 million. As of September 30, 2025, the accrued restructuring liability was $0.7 million, which is included within accrued expenses and other current liabilities in the condensed consolidated balance sheets. Total costs incurred in connection with the Restructuring Plan were complete as of June 30, 2025.

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

	Three Months Ended September 30,		Change
(dollars in millions)	2025	2024	Amount	Percent
Transaction payment volume	$11,484.6	$8,776.1	$2,708.5	30.9%
Platform and other revenues payment volume	2,431.6	2,234.7	196.9	8.8%
Total payment volume	$13,916.2	$11,010.8	$2,905.4	26.4%

	Nine Months Ended September 30,		Change
(dollars in millions)	2025	2024	Amount	Percent
Transaction payment volume	$22,897.8	$17,688.6	$5,209.2	29.4%
Platform and other revenues payment volume	5,320.9	5,139.6	181.3	3.5%
Total payment volume	$28,218.7	$22,828.2	$5,390.5	23.6%

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

Mix of Business on Our Platform

Our revenue is affected by several factors, including the amount of payment volume processed by us on behalf of our clients, the industry in which our clients operate, the currency in which payments are made and received, the method of payment and the number of payment plans initiated by our clients’ customers. For example, we recognize more transaction revenue as our clients engage in cross border payment flows compared to domestic payments, which may increase or decrease depending on the industry in which our clients operate. In addition, the mix of payment methods utilized by our clients’ customers may have an impact on our margins given that our costs associated with certain payment methods, such as credit cards, are higher than other payment methods accepted by our solutions, such as bank transfers. During the nine months ended September 30, 2025, our business mix continued to exert downward pressure on our margins, driven by growing share of domestic transactions and credit card usage in travel and B2B, partially offset by ongoing optimization of payment costs. We may experience shifts in the type of revenue we earn (transaction revenue or platform and other revenues) depending on the nature of the activity of our clients and our clients’ customers on our platform.

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

Seasonality

Our operating results and operating metrics are subject to seasonality and volatility, which could result in fluctuations in our quarterly revenues and operating results or in perceptions of our business prospects. We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenue, which can vary by geographic corridor and vertical. For instance, our revenue has historically been largest in the third quarter driven by our education peak season. Some variability results from seasonal events including the timing of when our education clients’ customers make their tuition payments on our payment platform and the number of business days in a month or quarter. For example, due to the overlap of China’s National Day and Mid-Autumn Festival in early October 2025, certain payments from our client’s Chinese customers that would typically be settled in the fourth quarter were accelerated into the third quarter prior to the start of the holidays. As a result, revenue that would ordinarily be recognized in the fourth quarter was instead recognized in the third quarter, distorting period-over-period comparisons and contributing to elevated third-quarter results. Management does not expect this temporary shift in payment timing to have a material effect on overall annual results, but it may impact comparisons between affected quarters. We also experience volatility in certain other metrics, such as transactions processed, total payment volume and payment mix.

Economic Conditions and Resulting Consumer Spending Trends

Changes in macro-level consumer spending for education, healthcare and travel trends, including as a result of inflation or fluctuations in foreign exchange rates, could affect the amounts of volumes processed on our platform, thus resulting in fluctuations to our revenue streams.

Impacts Resulting From Government Changes to International Student and H-1B Visa Policies

Revenue from our education clients, which primarily includes clients in the United States, Canada, U.K., Europe, and Asia Pacific/Australia, is affected by several factors, including policies enacted by government organizations around the world that cap the issuance of international student visas. In January 2024, the Canadian government announced what at the time appeared to be a temporary intake cap on international student permit applications to stabilize new growth for a period of two years. This cap – intended to address Canada’s housing shortage, overburdened health systems, and rising costs of living – has reportedly reduced the number of international students coming to Canada by about 40% since implementation. Building on these changes, the Immigration, Refugees, and Citizenship Canada (IRCC) announced in January 2025 that new study permits for international students will be reduced by 10% from the 2024 target of 485,000 to 437,000 in 2025 and 2026. When first instituted by the IRCC, the cap initially excluded students enrolled in master’s and PhD programs, but the IRCC more recently included master’s and doctoral students within the cap. Additionally, in November 2024, Canada ended its Student Direct Stream (SDS) program for expedited international student visa processing, and international students applying to study in Canada no longer need to prepay tuition to apply for a study permit. These limitations have resulted in a corresponding reduction in payment flows, which had an adverse effect on our business in the nine months ended September 30, 2025 and which we anticipate will continue to impact our Canada revenues and revenue growth in 2025.

Similarly, since late 2023, the Australian government has taken similar actions to tighten international student visa rules, including an increase in the amount of minimum savings that international students would need to have in order to obtain a visa, raising the standards of the English language proficiency requirements for student and graduate visas, a 125% increase in the visa fee for international students, and the imposition of a ban for holders of visitor visas and students holding temporary graduate visas from applying for a student visa while in Australia. In August 2024, the Australian government announced the setting of a national planning level to apply from January 1, 2025 and which is intended to limit the number of new overseas student places available in Australia – including a ceiling of 270,000 international students for calendar year 2025. However, in December 2024, the government announced a change of course, instead implementing a system to introduce two categories of student visa processing: “high priority” and “standard priority”, with all international education providers to receive high priority processing up to 80% of their indicative international student cap. After reaching 80%, the providers will receive standard priority processing. In August 2025, the Australian government announced the setting of a national planning level to apply a ceiling of 295,000 international students for 2026. These new Australian government policies, including university quotas, slower visa processing, higher fees, and stricter financial and language requirements, has had an adverse impact on our business in the nine months ended September 30, 2025 and we anticipate will continue to impact our Australian revenues in 2025.

Other governments where our client institutions are located, including in the U.S., may introduce measures from time to time to manage the growth of the international student population in their respective countries, which may have adverse effects on our business. For example, the U.S. government’s recent announcement to impose a $100,000 filing fee per new H-1B visa could adversely impact demand for international students to attend our client institutions in the U.S. Our U.S. market saw slower growth in the nine months ended September 30, 2025 due to shifting visa trends. In addition, in 2025 U.S. policy shifts have prompted dramatic action to rescind student visas (including deportation of students), plan additional cutbacks to the volume of international student visa issuances and more closely scrutinize applications for international student visas, and to cut government support for higher education, adding to uncertainty around the number of students coming to the U.S. to study in the near future. Delays in issuances of visas or visa denials – which could be exacerbated by the recent U.S. government shutdown – may discourage prospective international students from choosing U.S. institutions as places for study. Recent proposals in Congress to tighten visa stay rules and to implement the “OPT Fair Tax Act” could further dampen demand among international students to study in the U.S. The existing rules and any introduction of new rules further limiting the attractiveness of international study by the governments of countries where our client institutions are located has and is expected in the near term to continue to adversely impact the growth of our business in the applicable regions. We expect these changes to U.S. immigration policy and heightened trade tensions from the threat or imposition of tariffs will continue to dampen demands for international study and adversely impact our revenue growth in the U.S. in 2025.

After a period during which interviews and applications for student visas to study in the U.S. were temporarily suspended, in June 2025 the U.S. Department of State (DOS) resumed scheduling visa interview appointments for international students and exchange visitors while it considered new social media vetting measures. New student and exchange visitor visa policies, including the temporary pause and expanded vetting, could impact the amount of international students successfully enrolling as students in the U.S., which may adversely affect our revenue and results of operations. Some of these expected impacts include:

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

There is still a degree of uncertainty in terms of the impact the changes to international student visa policy and international trade policies will have on our U.S., Canadian and Australian education markets. We continue to see growth in new customers in our U.S., Canada and Australia education markets, providing a lever to offset some of the expected decline in new incoming international student growth resulting from these government changes to international student visa policies and international trade policies. We believe our business continues to remain strong amid these visa-related policy shifts, benefiting from our increasingly global and diversified footprint across verticals, sub-sectors, countries, currencies and clients.

Impact of New H-1B Visa Fee Requirement

See discussion above under Impacts Resulting From Government Changes to International Student and H-1B Visa Policies regarding the U.S. government's announced plans to require employers to pay a $100,000 filing fee per H-1B visa petition to bring new H-1B workers into the U.S. This new requirement materially increases the cost of employing new foreign nationals in the U.S. The fee is not expected to apply to petitions filed before the effective date or to renewals. Flywire currently employs a number of specialized personnel under H-1B visas — primarily software engineers and product managers — whose skills are essential to maintaining and expanding our global payments platform.

The new regulation could potentially increase our annual personnel costs as existing H-1B holders become eligible for renewal and as we recruit new employees in technical and operational roles. While the overall financial impact is not yet determinable, the incremental costs could be significant if the rule remains in effect or expands to other visa categories.

To mitigate these potential cost increases, we are evaluating a combination of strategies, including:

•
Reallocating hiring and development activities to lower-cost jurisdictions where we already operate;
•
Investing in automation, AI-based solutions and process efficiency to reduce reliance on incremental headcount growth in the U.S.; and
•
Enhancing our domestic talent pipeline through university partnerships, internships, and remote-work arrangements to expand access to U.S.-based workers not requiring sponsorship.

We are also engaging through industry associations to monitor legal challenges and regulatory developments related to this rule and to advocate for more balanced immigration policies that support innovation and growth in the U.S. technology and fintech sectors.

Although these mitigation efforts may partially offset the impact, increased visa-related costs or restrictions could reduce our flexibility in hiring and allocating talent, increase our operating expenses, and slow the pace of product innovation - all of which could adversely affect our financial condition and results of operations.

Impacts Resulting From U.S. Government Policy Towards Higher Education

In the U.S., the recently enacted “One Big Beautiful Bill” contains a number of provisions with the potential to significantly change the landscape for financing undergraduate and graduate study and which could adversely affect the demand for higher education in the U.S. The One Big Beautiful Bill limits Pell Grant awards (which provide gift aid to low-income students), eliminates the Grad PLUS program, and sets new limits for graduate and professional students for Direct Unsubsidized Loans. The new bill also caps parent loans to finance undergraduate education, and changes student loan repayment options, among other modifications. Although most of these changes will not go into effect until July 1, 2026, so U.S. students entering or returning to college in the fall of 2025 were unaffected, the longer-term impacts of the bill may impact U.S. student enrollment in undergraduate and postgraduate programs and could materially and adversely affect our revenue and results of operations.

In addition, in October 2025 the current administration introduced a proposed policy initiative known as the “Compact for Academic Excellence in Higher Education”, which would condition certain federal funding and grant eligibility for U.S. universities on compliance with a new set of policy standards. These standards reportedly include tuition caps, modifications to international student enrollment, changes to admissions criteria, and governance-related certifications. While the proposal remains under review and subject to public comment, its adoption - whether in its current or modified form - could materially affect the operating environment for higher-education institutions in the United States.

Many of our U.S. universities and colleges rely on federal funding for research, student aid, and institutional support. If the proposed compact is implemented, universities may adjust enrollment levels, particularly of international students, or redirect administrative resources to compliance efforts. Such developments could reduce cross-border tuition payment volumes, delay new client implementations, or lead institutions to reevaluate third-party vendor relationships. These effects could, in turn, moderate revenue growth and increase client concentration risk within our education vertical.

At this stage, the potential financial impact of the compact cannot be quantified, as the proposal has not yet been finalized or enacted. Management continues to monitor the policy’s development and is engaging with industry associations and higher-education partners to assess potential outcomes. To mitigate exposure, Flywire is taking several proactive steps, including:

•
Diversifying our education client base internationally to reduce reliance on U.S. higher-education volumes;
•
Expanding into adjacent services (e.g., housing payments, student refunds, and education-related B2B flows) to offset potential domestic revenue headwinds; and
•
Maintaining flexibility in pricing and support structures to accommodate clients undergoing funding or enrollment adjustments.

While the proposed compact may not be implemented in its current form and was rejected in its initial form by most of the approached universities, uncertainty surrounding federal higher-education policy in the U.S. may influence the timing of new client contracts and the pace of adoption of our technology platform.

Impact of Inflation

Inflation did not have a material effect on our cash flows and results of operations during the three and nine months ended September 30, 2025.

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

If the recent cessation of hostilities involving Israel and Hamas is permanent, workforce planning for our Israeli FlyMates may again normalize after a period of active workforce planning to implement safety measures for FlyMates in Israel and support the business without interruption.

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

General and Administrative

General and administrative expenses consist of personnel-related expenses, including stock-based compensation expense for finance, risk management, legal and compliance, human resources, IT and other administrative functions, costs incurred for external professional services, as well as rent, and facility and insurance costs. We expect to incur additional general and administrative expenses as we continue to invest in our planned growth of our business. We also expect to increase the size of our general and administrative functions to support the growth in the business, and to operate as a public company. As a result, we expect that our general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of total revenue from period to period.

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

Interest Expense

On February 23, 2024, we entered into an Amended and Restated Credit Agreement for a five-year senior secured revolving credit syndication loan (2024 Revolving Credit Facility) with four banks for a total commitment of $125.0 million. On August 1, 2025, we entered into an amendment (the 2025 Revolving Credit Facility Amendment) to the 2024 Revolving Credit Facility to increase the total commitments from $125.0 million to $300.0 million and make certain conforming and administrative changes. The 2024 Revolving Credit Facility, as amended by the 2025 Revolving Credit Facility Amendment, is hereinafter referred to as the 2024 Amended Revolving Credit Facility. Interest expense consists of interest, amortization of debt issuance costs and unused commitment fees on our 2024 Amended Revolving Credit Facility and 2021 Revolving Credit Facility.

As of September 30, 2025 there was $15.0 million outstanding under the 2024 Amended Revolving Credit Facility. As of December 31, 2024 there was no outstanding indebtedness under the 2024 Revolving Credit Facility.

Interest Income

Interest income consists of interest on cash held in interest bearing operating accounts, including money market funds, and investments in available-for-sale debt securities.

(Loss) Gain from Remeasurement of Foreign Currency

(Loss) gains from remeasurement of foreign currency consists of gains and losses from the remeasurement of foreign currency transactions into its functional currency, partially offset by foreign currency exchange forward contracts to hedge our foreign currency exposure.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes consists primarily of foreign and state income taxes. We have historically generated net operating losses (NOL) carryforwards for U.S. federal and state tax purposes as we expand the scale of our business activities. Changes in the U.S. and foreign tax law may impact our overall provision for income taxes in the future.

We have a valuation allowance on our net U.S. deferred tax assets, including federal and state NOLs. We expect to maintain these valuation allowances until it becomes more likely than not that the benefit of our deferred tax assets is realized through future taxable income generated in these jurisdictions.

Results of Operations

Comparison of results for the three months ended September 30, 2025 and 2024

All dollar amounts in the tables below are rounded and as a result, certain amounts may not recalculate using the rounded amounts provided.

The following table sets forth our consolidated results of operations for periods presented:

	Three Months Ended September 30,		Change
(dollars in millions)	2025	2024	Amount	Percent
Revenue	$200.1	$156.8	$43.3	27.6%
Payment processing services costs	72.3	54.6	17.7	32.4%
Technology and development	17.7	16.7	1.0	6.0%
Selling and marketing	41.9	34.2	7.7	22.5%
General and administrative	36.0	31.1	4.9	15.8%
Total costs and operating expenses	167.9	136.5	31.4	23.0%
Income (loss) from operations	32.3	20.3	12.0	59.1%
Interest expense	(1.2)	(0.1)	(1.1)	(1100.0)%
Interest income	0.8	5.0	(4.2)	(84.0)%
(Loss) gain from remeasurement of foreign currency	(0.6)	5.5	(6.1)	(110.9)%
Total other (expense) income, net	(1.1)	10.3	(11.4)	(110.7)%
Income before income taxes	31.2	30.6	0.6	2.0%
Provision for (benefit from) income taxes	1.6	(8.3)	9.9	119.3%
Net income	29.6	38.9	(9.3)	(23.9)%
Foreign currency translation adjustment	(1.9)	4.9	(6.8)	(138.8)%
Unrealized gains (losses) on available-for-sale debt securities, net of taxes	0.0	0.7	(0.7)	(100.0)%
Comprehensive income	$27.7	$44.5	$(16.8)	(37.8)%

Revenue

Revenue was $200.1 million for the three months ended September 30, 2025, compared to $156.8 million for the same period of 2024, an increase of $43.3 million or 27.6%. Revenue is comprised of transaction revenue and platform and other revenues as follows:

	Three Months Ended September 30,		Change
(dollars in millions)	2025	2024	Amount	Percent
Transaction revenue	$167.2	$134.4	$32.7	24.4%
Platform and other revenues	33.0	22.4	10.6	47.3%
Revenue	$200.1	$156.8	$43.3	27.6%

Transaction revenue was $167.2 million for the three months ended September 30, 2025, compared to $134.4 million for the three months ended September 30, 2024, an increase of $32.7 million or 24.4%. The increase in transaction revenue was primarily driven by growth in transaction payment volume inclusive of the Sertifi acquisition for the three months ended September 30, 2025 from both our existing clients and new clients added during the three months ended September 30, 2025 compared to three months ended September 30, 2024. Our transaction payment volume outpaced our revenue growth during the three months ended September 30, 2025, primarily due to the increase in domestic transactions that have a lower average monetization rate. We experienced growth in transaction payment volume across most regions and verticals during the period, excluding Canada, which decreased primarily due to Canada’s international student permit applications cap introduced earlier in 2024. Transaction payment volume increased approximately 30.9% during the three months ended September 30, 2025 to $11.5 billion compared to $8.8 billion during the three months ended September 30, 2024. Sertifi contributed $5.1 million in transactional revenue during the three months ended September 30, 2025.

Platform and other revenues were $33.0 million for the three months ended September 30, 2025, compared to $22.4 million for the three months ended September 30, 2024, an increase of $10.6 million or 47.3%. The increase in platform and other revenues was driven by the Sertifi and Invoiced acquisitions and an increase in healthcare platform products. Sertifi contributed $7.8 million in platform and other revenues during the three months ended September 30, 2025.

Payment Processing Services Costs

Payment processing services costs were $72.3 million for the three months ended September 30, 2025, compared to $54.6 million for the three months ended September 30, 2024, an increase of $17.7 million or 32.4%. The increase in payment processing services costs is correlated with an increase in transaction payment volume of 30.9% over the same period.

Technology and Development

Technology and development expenses were $17.7 million for the three months ended September 30, 2025, compared to $16.7 million for the three months ended September 30, 2024, an increase of $1.0 million or 6.0%. The increase in technology and development cost was primarily driven by increases in stock-based compensation expense, depreciation and amortization, and personnel costs. Stock-based compensation expense was $3.6 million for the three months ended September 30, 2025, compared to $3.1 million for the three months ended September 30, 2024, an increase of $0.4 million or 13.1%. The increase in stock-based compensation expense was attributable to equity grants awarded to existing and new FlyMates, including our new FlyMates from our recent acquisition of Sertifi. Depreciation and amortization were $1.7 million for the three months ended September 30, 2025, compared to $1.4 million for the three months ended September 30, 2024, an increase of $0.3 million or 24.6%. The increase in depreciation and amortization was primarily due to our software solutions. Personnel costs were $10.8 million for the three months ended September 30, 2025 compared to $10.6 million for the three months ended September 30, 2024, an increase of $0.3 million or 2.8%. The increase in personnel costs was primarily driven by higher headcount resulting from our recent acquisition of Sertifi.

Selling and Marketing

Selling and marketing expenses were $41.9 million for the three months ended September 30, 2025, compared to $34.2 million for the three months ended September 30, 2024, an increase of $7.7 million or 22.5%. The increase in selling and marketing expenses was primarily driven by increases in professional fees, personnel costs, and depreciation and amortization expense. Professional fees were $9.5 million for the three months ended September 30, 2025, compared to $6.6 million for the three months ended September 30, 2024, an increase of $2.9 million or 43.6%. The increase in professional fees was primarily due to increases in third party commissions. Personnel costs were $18.2 million for the three months ended September 30, 2025, compared to $16.1 million for the three months ended September 30, 2024, an increase of $2.2 million or 13.6%. The increase in personnel costs was primarily driven by higher head count resulting from our recent acquisition of Sertifi. Depreciation and amortization was $4.3 million for the three months ended September 30, 2025, compared to $2.1 million for the three months ended September 30, 2024, an increase of $2.1 million or 102.0%. The increase in depreciation and amortization expense was primarily due to acquired intangible assets related to the Sertifi and Invoiced acquisitions.

General and Administrative

General and administrative expenses were $36.0 million for the three months ended September 30, 2025, compared to $31.1 million for the three months ended September 30, 2024, an increase of $4.9 million or 15.8%. The increase in general and administrative expenses was primarily driven by increases in personnel costs, engineering tools, chargebacks, and hedging losses. Personnel costs were $13.4 million for the three months ended September 30, 2025, compared to $11.7 million for the three months ended September 30, 2024, an increase of $1.7 million or 14.8%. The increase in personnel costs was primarily driven by an increase in the 2025 annual bonus performance metrics expected payout and higher headcount from new FlyMates, including our new FlyMates from our recent acquisition of Sertifi. Engineering tools were $3.6 million for the three months ended September 30, 2025, compared to $2.4 million for the three months ended September 30, 2024, an increase of $1.2 million or 47.4%. The increase in engineering tools was primarily driven by increasing hosting fees. Chargebacks were $0.8 million for the three months ended September 30, 2025, compared to $0.2 million for the three months ended September 30, 2024, an increase of $0.6 million or 230.5%. Hedging losses were $1.0 million for the three months ended September 30, 2025, compared to $0.5 million for the three months ended September 30, 2024, an increase of $0.5 million or 111.2%. The increase in hedging losses were driven by foreign exchange rate movements.

Interest Expense

Interest expense was $1.2 million for the three months ended September 30, 2025, compared to $0.1 million for the three months ended September 30, 2024. As of September 30, 2025, there was $15.0 million outstanding indebtedness under the 2024 Amended Revolving Credit Facility. Interest expense consists primarily of interest expense, amortization of debt issuance costs, and unused commitment fees related to our 2024 Amended Revolving Credit Facility.

Interest Income

Interest income was $0.8 million for the three months ended September 30, 2025, compared to $5.0 million for the three months ended September 30, 2024, a decrease of $4.2 million or 84.0%. The decrease in interest income was primarily attributable to the decrease in our cash balance as a result of spending cash on the Share Repurchase Program and recent acquisitions.

(Loss) Gain from Remeasurement of Foreign Currency

Loss from remeasurement of foreign currency was $0.6 million for the three months ended September 30, 2025, compared to a gain from remeasurement of foreign currency of $5.5 million for the three months ended September 30, 2024, a decrease of $6.1 million or 110.9%. The decrease was impacted by fluctuations in exchange rates during respective remeasurement periods including intercompany loans, which was partially offset by hedging instruments.

Provision for (Benefit from) Income Taxes

Provision for income taxes was $1.6 million during the three months ended September 30, 2025, compared to a benefit from income taxes of $8.3 million during the three months ended September 30, 2024, an increase of $9.9 million or 119.3%. The income tax provision for the three months ended September 30, 2025 was primarily attributable to activity in the Company's foreign subsidiaries and U.S. state taxes. The income tax benefit for the three months ended September 30, 2024, was primarily attributable to a non-recurring benefit of $4.9 million relating to the release of a portion of the valuation allowance in the U.S. Our effective tax rate was 5.0% for the three months ended September 30, 2025 compared to (27.3)% for the three months ended September 30, 2024.

Comparison of results for the nine months ended September 30, 2025 and 2024

All dollar amounts in the tables below are rounded and as a result, certain amounts may not recalculate using the rounded amounts provided.

The following table sets forth our consolidated results of operations for periods presented:

	Nine Months Ended September 30,		Change
(dollars in millions)	2025	2024	Amount	Percent
Revenue	$465.5	$374.6	$90.9	24.3%
Payment processing services costs	176.8	136.1	40.7	29.9%
Technology and development	51.7	49.3	2.4	4.9%
Selling and marketing	116.9	96.1	20.8	21.6%
General and administrative	99.2	94.6	4.6	4.9%
Restructuring	8.7	0.0	8.7	—
Total costs and operating expenses	453.2	376.1	77.1	20.5%
Income (loss) from operations	12.3	(1.5)	13.8	920.0%
Interest expense	(3.0)	(0.4)	(2.6)	(650.0)%
Interest income	4.8	16.6	(11.8)	(71.1)%
(Loss) gain from remeasurement of foreign currency	6.9	2.1	4.8	228.6%
Gain on available-for-sale debt securities	0.2	0.0	0.2	—
Total other (expense) income, net	8.9	18.2	(9.3)	(51.1)%
Income before income taxes	21.1	16.8	4.3	25.6%
Provision for (benefit from) income taxes	7.7	(2.0)	9.7	485.0%
Net income	13.5	18.8	(5.3)	(28.2)%
Foreign currency translation adjustment	7.4	3.7	3.7	100.0%
Unrealized gains (losses) on available-for-sale debt securities, net of taxes	(0.1)	0.6	(0.7)	(116.7)%
Comprehensive income	$20.7	$23.2	$(2.5)	(10.8)%

Revenue

Revenue was $465.5 million for the nine months ended September 30, 2025, compared to $374.6 million for the nine months ended September 30, 2024, an increase of $90.9 million or 24.3%. Revenue is comprised of transaction revenue and platform and other revenues as follows:

	Nine Months Ended September 30,		Change
(dollars in millions)	2025	2024	Amount	Percent
Transaction revenue	$376.2	$314.9	$61.3	19.5%
Platform and other revenues	89.2	59.6	29.6	49.6%
Revenue	$465.5	$374.6	$90.9	24.3%

Transaction revenue was $376.2 million for the nine months ended September 30, 2025, compared to $314.9 million for the nine months ended September 30, 2024, an increase of $61.3 million or 19.5%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes for the nine months ended September 30, 2025 from both our existing clients and new clients added during the nine months ended September 30, 2025 compared to nine months ended September 30, 2024. Our transaction payment volume outpaced our revenue growth during the nine months ended September 30, 2025, primarily due to the increase in domestic transactions that have a lower average monetization rate. We experienced growth in transaction payment volume across most regions and verticals during the period, excluding Canada, which decreased primarily due to Canada’s international student permit applications cap introduced earlier in 2024. Transaction payment volume increased approximately 29.4% during the nine months ended September 30, 2025, to $22.9 billion compared to $17.7 billion during the nine months ended September 30, 2024.

Platform and other revenues were $89.2 million for the nine months ended September 30, 2025, compared to $59.6 million for the nine months ended September 30, 2024, an increase of $29.6 million or 49.6%. The increase in platform and other revenues was driven by the Sertifi and Invoiced acquisitions, an increase in healthcare platform products, revenue from interest earned on funds held for customers in interest-bearing accounts.

Payment Processing Services Costs

Payment processing services costs were $176.8 million for the nine months ended September 30, 2025, compared to $136.1 million for the nine months ended September 30, 2024, an increase of $40.7 million or 29.9%. The increase in payment processing services costs is correlated with the increase in transaction payment volume of 29.4% over the same period.

Technology and Development

Technology and development expenses were $51.7 million for the nine months ended September 30, 2025, compared to $49.3 million for the nine months ended September 30, 2024, an increase of $2.4 million or 4.9%. The increase in technology and development cost was primarily driven by an increase in personnel costs and stock-based compensation expense, offset by a decrease in software tools. Personnel costs were $32.4 million for the nine months ended September 30, 2025 compared to $30.9 million for the nine months ended September 30, 2024, an increase of $1.5 million or 5.0%. The increase in personnel costs was primarily driven by higher headcount resulting from our recent acquisition of Sertifi. Stock-based compensation expense was $10.1 million for the nine months ended September 30, 2025, compared to $8.6 million for the nine months ended September 30, 2024, an increase of $1.5 million or 17.6%. The increase in stock-based compensation is attributable to equity grants awarded to existing and new FlyMates, including our new FlyMates from our recent acquisition of Sertifi. Software tools were $3.6 million for the nine months ended September 30, 2025, compared to $4.3 million for the nine months ended September 30, 2024, a decrease of $0.6 million or 15.0%. The decrease in software tools was primarily due to optimization of our technology infrastructure.

Selling and Marketing

Selling and marketing expenses were $116.9 million for the nine months ended September 30, 2025, compared to $96.1 million for the nine months ended September 30, 2024, an increase of $20.8 million or 21.6%. The increase in selling and marketing expenses was primarily driven by increases in professional fees, depreciation and amortization expense, and personnel costs. Professional fees were $21.4 million for the nine months ended September 30, 2025, compared to $15.5 million for the nine months ended September 30, 2024, an increase of $5.9 million or 37.7%. The increase in professional fees was primarily due to increases in third party commissions from growth in payment volume. Depreciation and amortization was $11.6 million for the nine months ended September 30, 2025, compared to $5.9 million for the nine months ended September 30, 2024, an increase of $5.6 million or 95.0%. The increase in depreciation and amortization expense was primarily due to amortization of acquired intangible assets related to the Sertifi and Invoiced acquisitions. Personnel costs were $54.3 million for the nine months ended September 30, 2025, compared to $48.8 million for the nine months ended September 30, 2024, an increase of $5.5 million or 11.2%. The increase in personnel costs was primarily driven by higher headcount resulting from our recent acquisition of Sertifi.

General and Administrative

General and administrative expenses were $99.2 million for the nine months ended September 30, 2025, compared to $94.6 million for the nine months ended September 30, 2024, an increase of $4.6 million or 4.9%. The increase in general and administrative expenses was primarily driven by increases in acquisition costs, engineering tools, and chargebacks, partially offset by a decrease in professional fees. Acquisition costs were $2.6 million for the nine months ended September 30, 2025, compared to $0.6 million for the nine months ended September 30, 2024, an increase of $2.0 million or 331.4%. The increase in acquisition costs were attributable to the Sertifi acquisition during the nine months ended September 30, 2025. Engineering tools were $8.9 million for the nine months ended September 30, 2025, compared to $7.0 million for the nine months ended September 30, 2024, an increase of $2.0 million or 28.1%. The increase in engineering tools was primarily driven by increasing hosting fees. Chargebacks were $1.6 million for the nine months ended September 30, 2025, compared to $0.4 million for the nine months ended September 30, 2024, an increase of $1.3 million or 349.1%. Professional fees were $9.8 million for the nine months ended September 30, 2025, compared to $11.5 million for the nine months ended September 30, 2024, a decrease of $1.7 million or 14.5%. The decrease in the professional fees was primarily driven by the capitalization of consultant fees related to software implementation initiatives and a decrease in external legal fees.

Restructuring

Restructuring expenses were $8.7 million for the nine months ended September 30, 2025. There were no restructuring expenses during the nine months ended September 30, 2024. Restructuring expenses included restructuring and restructuring-related expenses incurred as part of the Restructuring Plan announced in February 2025, related primarily to severance payments, employee benefits, and facilitation costs of $6.3 million and $2.4 million of expense related to the acceleration of stock-based compensation for terminated employees.

Interest Expense

Interest expense was $3.0 million for the nine months ended September 30, 2025, compared to $0.4 million for the nine months ended September 30, 2024, an increase of $2.6 million or 650.0%. During the nine months ended September 30, 2025, we drew down $125.0 million and repaid $110.0 million from our 2024 Amended Revolving Credit Facility. As of

September 30, 2025, there was $15.0 million outstanding indebtedness under the 2024 Amended Revolving Credit Facility. Interest expense consists primarily of interest expense, amortization of debt issuance costs and unused commitment fees related to our 2024 Amended Revolving Credit Facility and our former 2021 Revolving Credit Facility.

Interest Income

Interest income was $4.8 million for the nine months ended September 30, 2025, compared to $16.6 million for the nine months ended September 30, 2024, a decrease of $11.8 million or 71.1%. The decrease in interest income was primarily attributable to the decrease in our cash balance as a result of spending cash on the Repurchase Program and the acquisition of Sertifi.

(Loss) Gain from Remeasurement of Foreign Currency

Gain from remeasurement of foreign currency was $6.9 million for the nine months ended September 30, 2025, compared to $2.1 million for the nine months ended September 30, 2024, an increase of $4.8 million or 228.6%. The increase was primarily the result of the remeasurement of foreign currency intercompany loans and related hedging instruments and the impact of fluctuations in exchange rates during respective remeasurement periods.

Gain on Available-for-Sale Debt Securities

Gain from sale of available-for-sale debt securities was $0.2 million for the nine months ended September 30, 2025 compared to no gain, as there were no sales of available-for-sale debt security investments during the nine months ended September 30, 2024.

Provision for (Benefit from) Income Taxes

Provision for income taxes was $7.7 million during the nine months ended September 30, 2025, compared to a benefit from income taxes of $2.0 million during the nine months ended September 30, 2024, an increase of $9.7 million or 485.0%. The provision for income taxes for the nine months ended September 30, 2025, was primarily attributable to activity in our foreign subsidiaries and U.S. federal and state taxes. The income tax benefit for the nine months ended September 30, 2024, was primarily attributable to a non-recurring benefit of $4.9 million relating to the release of a portion of the valuation allowance in the U.S. Our effective tax rate was 36.3% for the nine months ended September 30, 2025, compared to (12.3)% for the nine months ended September 30, 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Total Payment Volume	$13,916.2	$11,010.8	$28,218.7	$22,828.2
Revenue	$200.1	$156.8	$465.5	$374.6
Revenue Less Ancillary Services	$194.1	$151.4	$450.3	$361.5
Gross Profit	$124.7	$100.3	$280.4	$232.7
Adjusted Gross Profit	$127.5	$101.9	$287.9	$237.3
Gross Margin	62.3%	64.0%	60.2%	62.1%
Adjusted Gross Margin	65.7%	67.3%	63.9%	65.6%
Net Income	$29.6	$38.9	$13.5	$18.8
Adjusted EBITDA	$57.1	$42.2	$95.1	$61.2
Adjusted EBITDA Margin	28.5%	26.9%	20.4%	16.3%

For the three months ended September 30, 2025, transaction revenue and platform and other revenues represented 83.5% and 16.5% of our revenue, respectively. For the three months ended September 30, 2025, transaction revenue and platform and other revenues represented 85.4% and 14.6% of our total revenue less ancillary services, respectively. For the three months ended September 30, 2024, transaction revenue and platform and other revenues represented 85.7% and 14.3% of our revenue, respectively. For the three months ended September 30, 2024, transaction revenue and platform and other revenues represented 88.0% and 12.0% of our total revenue less ancillary services, respectively.

For the nine months ended September 30, 2025, transaction revenue and platform and other revenues represented 80.8% and 19.2% of our revenue, respectively. For the nine months ended September 30, 2025, transaction revenue and platform and other revenues represented 83.1% and 16.9% of our total revenue less ancillary services, respectively. For the nine months ended September 30, 2024, transaction revenue and platform and other revenues represented 84.1% and 15.9% of our revenue, respectively. For the nine months ended September 30, 2024, transaction revenue and platform and other revenues represented 86.7% and 13.3% of our total revenue less ancillary services, respectively.

For the three months ended September 30, 2025, our total payment volume was approximately $13.9 billion, consisting of $11.5 billion of total payment volume from transactions included in transaction revenue, and $2.4 billion of total payment volume from transactions included in platform and other revenues. For the three months ended September 30, 2024, our total payment volume was approximately $11.0 billion, consisting of $8.8 billion of total payment volume from transactions included in transaction revenue, and $2.2 billion of total payment volume from transactions included in platform and other revenues.

For the nine months ended September 30, 2025, our total payment volume was approximately $28.2 billion, consisting of $22.9 billion of total payment volume from transactions included in transaction revenue, and $5.3 billion of total payment volume from transactions included in platform and other revenues. For the nine months ended September 30, 2024, our total payment volume was approximately $22.8 billion, consisting of $17.7 billion of total payment volume from transactions included in transaction revenue, and $5.1 billion of total payment volume from transactions included in platform and other revenues.

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

We use supplemental measures of our performance which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with GAAP. These non-GAAP financial measures include the following:

•
Revenue Less Ancillary Services - represents our consolidated revenue in accordance with GAAP less (i) pass-through cost for printing and mailing services and (ii) marketing fees. We exclude these amounts to arrive at this supplemental non-GAAP financial measure as we view these services as ancillary to the primary services we provide to our clients.
•
FX Neutral Revenue Less Ancillary Services - represents Revenue Less Ancillary Services adjusted to show presentation on a FX Neutral basis. The constant currency information presented is calculated by translating current period results using prior period weighted average foreign currency exchange rates. We analyze FX Neutral Revenue Less Ancillary Services to provide a comparable framework for assessing how the business performed excluding the effect of foreign currency fluctuations.
•
Adjusted Gross Profit - represents Revenue Less Ancillary Services, less cost of revenue adjusted to (i) exclude pass-through cost for printing services, (ii) offset marketing fees against costs incurred and (iii) exclude depreciation and amortization, including accelerated amortization on the impairment of customer set-up costs tied to technology integration, if applicable. Management believes this presentation supplements the GAAP presentation of gross profit with a useful measure of the gross profit of our payment processing-related services, which are the primary services we provide to our clients.
•
Adjusted Gross Margin - represents Adjusted Gross Profit divided by Revenue Less Ancillary Services. Management believes this presentation supplements the GAAP presentation of gross margin with a useful measure of the gross margin of our payment-related services, which are the primary services we provide to our clients.

•
EBITDA - represents our consolidated net income (loss) in accordance with GAAP adjusted to include (i) interest expense, (ii) interest income, (iii) provision for income taxes and (iv) depreciation and amortization.
•
Adjusted EBITDA - represents EBITDA further adjusted by excluding (i) stock-based compensation expense and related payroll taxes, (ii) the impact from the change in fair value measurement for contingent consideration associated with acquisitions, (iii) gain (loss) from the remeasurement of foreign currency, (iv) indirect taxes related to intercompany activity, (v) acquisition related transaction costs, (vi) employee retention costs, such as incentive compensation associated with acquisition activities, (vii) restructuring and (viii) gain (loss) from investments. Management believes that the exclusion of these amounts to calculate Adjusted EBITDA provides useful measures for period-to-period comparisons of our business.
•
Adjusted EBITDA Margin - represents Adjusted EBITDA divided by Revenue Less Ancillary Services. Management believes this presentation supplements the GAAP presentation of gross margin with a useful measure of the gross margin of our payment-related services, which are the primary services we provide to our clients.
•
Non-GAAP Operating Expenses - represents GAAP Operating Expenses adjusted by excluding (i) stock-based compensation expense and related payroll taxes, (ii) depreciation and amortization, (iii) acquisition related transaction costs, (iv) employee retention costs, such as incentive compensation associated with acquisition activities, (v) the impact from the change in fair value measurement for contingent consideration associated with acquisitions and (vi) restructuring.

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

Revenue Less Ancillary Services, Adjusted Gross Profit and Adjusted Gross Margin*:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Revenue	$200.1	$156.8	$465.5	$374.6
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	(4.6)	(4.2)	(13.3)	(11.4)
Marketing fees	(1.4)	(1.2)	(1.9)	(1.7)
Revenue Less Ancillary Services	$194.1	$151.4	$450.3	$361.5
Payment processing services costs	72.3	54.6	176.8	136.1
Hosting and amortization costs within technology and development expenses	3.1	1.9	8.3	5.8
Cost of Revenue	$75.4	$56.5	$185.1	$141.9
Adjusted to:
Exclude printing and mailing costs	(4.6)	(4.2)	(13.3)	(11.4)
Offset marketing fees against related costs	(1.4)	(1.2)	(1.9)	(1.7)
Exclude depreciation and amortization	(2.8)	(1.6)	(7.5)	(4.6)
Adjusted Cost of Revenue	$66.6	$49.5	$162.4	$124.2
Gross Profit	$124.7	$100.3	$280.4	$232.7
Gross Margin	62.3%	64.0%	60.2%	62.1%
Adjusted Gross Profit	$127.5	$101.9	$287.9	$237.3
Adjusted Gross Margin	65.7%	67.3%	63.9%	65.6%

* Figures in the table may not total or recalculate due to rounding. Totals and percentage changes are calculated based on unrounded numbers.

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(dollars in millions)	Transaction	Platform and other revenues	Revenue	Transaction	Platform and other revenues	Revenue
Revenue	$167.2	$33.0	$200.1	$134.4	$22.4	$156.8
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(4.6)	(4.6)	—	(4.2)	(4.2)
Marketing fees	(1.4)	—	(1.4)	(1.2)	—	(1.2)
Revenue Less Ancillary Services	$165.7	$28.4	$194.1	$133.2	$18.2	$151.4
Percentage of Revenue	83.5%	16.5%	100.0%	85.7%	14.3%	100.0%
Percentage of Revenue Less Ancillary Services	85.4%	14.6%	100.0%	88.0%	12.0%	100.0%

* Figures in the table may not total or recalculate due to rounding. Totals and percentage changes are calculated based on unrounded numbers.

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(dollars in millions)	Transaction	Platform and other revenues	Revenue	Transaction	Platform and other revenues	Revenue
Revenue	$376.2	$89.2	$465.5	$314.9	$59.6	$374.6
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(13.3)	(13.3)	—	(11.4)	(11.4)
Marketing fees	(1.9)	—	(1.9)	(1.7)	—	(1.7)
Revenue Less Ancillary Services	$374.3	$76.0	$450.3	$313.2	$48.2	$361.5
Percentage of Revenue	80.8%	19.2%	100.0%	84.1%	15.9%	100.0%
Percentage of Revenue Less Ancillary Services	83.1%	16.9%	100.0%	86.7%	13.3%	100.0%

* Figures in the table may not total or recalculate due to rounding. Totals and percentage changes are calculated based on unrounded numbers.

FX Neutral Revenue Less Ancillary Services*:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(dollars in millions)	2025	2024	Percent	2025	2024	Percent
Revenue	$200.1	$156.8	28%	$465.5	$374.6	24%
Ancillary services	(6.0)	(5.4)		(15.2)	(13.1)
Revenue Less Ancillary Services	194.1	151.4	28%	450.3	361.5	25%
Effects of foreign currency rate fluctuations	(2.9)	—		(3.5)	—
FX Neutral Revenue Less Ancillary Services	$191.2	$151.4	26%	$446.8	$361.5	24%

* Figures in the table may not total or recalculate due to rounding. Totals and percentage changes are calculated based on unrounded numbers.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin*:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income	$29.6	$38.9	$13.5	$18.8
Interest expense	1.2	0.1	3.0	0.4
Interest income	(0.8)	(5.0)	(4.8)	(16.6)
Provision for (benefit from) income taxes	1.6	(8.3)	7.7	(2.0)
Depreciation and amortization expense	7.2	4.6	20.2	13.5
EBITDA	38.8	30.3	39.5	14.1
Stock-based compensation expense and related taxes	17.8	16.4	51.0	49.0
Change in fair value of contingent consideration	(0.7)	(0.1)	(1.2)	(1.0)
Loss (gain) from remeasurement of foreign currency	0.6	(5.5)	(6.9)	(2.1)
Gain on available-for-sale debt securities	—	—	(0.2)	—
Indirect taxes related to intercompany activity	0.6	0.1	1.6	0.2
Acquisition related transaction costs (a)	—	0.5	2.6	0.5
Restructuring	—	—	8.7	—
Acquisition related employee retention costs (b)	—	0.5	—	0.5
Adjusted EBITDA	$57.1	$42.2	$95.1	$61.2
Adjusted EBITDA margin	28.5%	26.9%	20.4%	16.3%

* Figures in the table may not total or recalculate due to rounding. Totals and percentage changes are calculated based on unrounded numbers.

(a) Acquisition-related transaction costs consisted of legal and advisory fees incurred in connection with the Sertifi acquisition.

(b) Acquisition-related employee retention costs consisted of costs incurred to retain and compensate Invoiced.

Net Margin, EBITDA Margin, Adjusted EBITDA Margin and Adjusted EBITDA Margin*:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Revenue (A)	$200.1	$156.8	$465.5	$374.6
Revenue less ancillary services (B)	$194.1	$151.4	$450.3	$361.5
Net income (C)	$29.6	$38.9	$13.5	$18.8
EBITDA (D)	$38.8	$30.3	$39.5	$14.1
Adjusted EBITDA (E)	$57.1	$42.2	$95.1	$61.2
Net margin (C/A)	14.8%	24.8%	2.9%	5.0%
Net margin using RLAS (C/B)	15.3%	25.7%	3.0%	5.2%
EBITDA Margin (D/A)	19.4%	19.3%	8.5%	3.8%
Adjusted EBITDA Margin (E/A)	28.5%	26.9%	20.4%	16.3%
EBITDA Margin using RLAS (D/B)	20.0%	20.0%	8.8%	3.9%
Adjusted EBITDA Margin using RLAS (E/B)	29.4%	27.9%	21.1%	16.9%

* Figures in the table may not total or recalculate due to rounding. Totals and percentage changes are calculated based on unrounded numbers.

Reconciliation of GAAP Operating Expenses to Non-GAAP Operating Expenses*:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
GAAP Technology and development	$17.7	$16.7	$51.7	$49.3
(-) Stock-based compensation expense and related taxes	(3.5)	(3.1)	(9.8)	(8.6)
(-) Depreciation and amortization	(1.7)	(1.7)	(4.9)	(5.3)
Non-GAAP Technology and development	$12.5	$11.9	$36.9	$35.4

GAAP Selling and marketing	$41.9	$34.2	$116.9	$96.1
(-) Stock-based compensation expense and related taxes	(5.2)	(4.6)	(14.5)	(13.6)
(-) Depreciation and amortization	(4.4)	(2.1)	(11.9)	(6.0)
(-) Acquisition related employee retention costs	—	(0.5)	—	(0.5)
Non-GAAP Selling and marketing	$32.3	$27.0	$90.5	$76.0

GAAP General and administrative	$36.0	$31.1	$99.2	$94.6
(-) Stock-based compensation expense and related taxes	(9.1)	(8.7)	(26.7)	(26.8)
(-) Depreciation and amortization	(0.7)	(0.7)	(2.1)	(2.2)
(-) Acquisition related transaction costs	—	(0.5)	(2.6)	(0.5)
(-) Change in fair value of contingent consideration	0.7	0.1	1.2	1.0
Non-GAAP General and administrative	$27.0	$21.3	$69.1	$66.1

* Figures in the table may not total or recalculate due to rounding. Totals and percentage changes are calculated based on unrounded numbers.

Liquidity and Capital Resources

As of September 30, 2025, our principal source of liquidity is cash and cash equivalents of $354.9 million, short-term available-for-sale debt securities of $22.4 million, and the available balance under our 2024 Amended Revolving Credit Facility of $285.0 million. Cash equivalents is comprised primarily of money market funds and bank deposits. Our short-term available-for-sale debt securities are comprised of corporate bonds, U.S. Government obligations and asset backed securities.

On August 6, 2024, we announced the Repurchase Program. On July 30, 2025, our board of directors approved an increase in the aggregate amount of voting and non-voting common stock outstanding that may be repurchased under the Repurchase Program by an additional $150.0 million, bringing the total authorized amount under the Repurchase Program to $300.0 million. For additional information on our Repurchase Program, see Note 13 - Stockholders’ Equity in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2025, the Company repurchased 4,889,064 shares of its common stock for an aggregate amount, including commissions and accrued excise tax, of $62.8 million under the Repurchase Program. The repurchased shares are held as treasury stock. As of September 30, 2025, approximately $191.9 million of the authorized $300 million amount under the Repurchase Program remained available for future repurchases.

On February 23, 2024, we entered into our 2024 Revolving Credit Facility for a total commitment of $125.0 million, which replaced the 2021 Revolving Credit Facility of $50.0 million that was in effect as of December 31, 2023. On August 1, 2025, we entered into an amendment to the 2024 Revolving Credit Facility (2025 Revolving Credit Facility Amendment) with five banks to increase the total commitments from $125.0 million to $300.0 million and make certain conforming and administrative changes. The 2024 Revolving Credit Facility, as amended by the 2025 Revolving Credit Facility Amendment, is hereinafter referred to as, the 2024 Amended Revolving Credit Facility. Four of the lenders under the 2025 Revolving Credit Facility Amendment were existing lenders under the 2024 Revolving Credit Facility.

During the nine months ended September 30, 2025, we drew down $125.0 million under the 2024 Amended Revolving Credit Facility in connection with the acquisition of Sertifi. During the nine months ended September 30, 2025, we repaid $110.0 million against the 2024 Amended Revolving Credit Facility. The outstanding balance of the 2024 Amended Revolving Credit Facility was $15.0 million at September 30, 2025. There was no outstanding balance of the 2024 Revolving Credit Facility at December 31, 2024.

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

Cash Flows

The following table sets forth a summary of our cash flow information for the periods presented. All dollar amounts in the table below are rounded and as a result, certain amounts may not recalculate using the rounded amounts provided.

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$95.3	$127.2
Net cash used in investing activities	(191.2)	(204.6)
Net cash used in financing activities	(53.9)	(16.6)
Effect of exchange rates changes on cash and cash equivalents	9.4	4.4
Net decrease in cash and cash equivalents	$(140.3)	$(89.6)

Operating Activities

Net cash provided by operating activities consists of net income adjusted for certain non-cash items and changes in operating assets and liabilities.

During the nine months ended September 30, 2025, net cash provided by operating activities of $95.3 million was primarily the result of net income of $13.5 million, adjusted for non-cash expenses of $62.7 million, which primarily included stock-based compensation expenses of $53.5 million and depreciation and amortization of $19.0 million, and the benefit of changes in operating assets and liabilities, net of acquisitions of $19.1 million.

During the nine months ended September 30, 2024, net cash provided by operating activities of $127.2 million was primarily the result of net income of $18.8 million adjusted for non-cash expenses of $52.4 million, which primarily include stock-based compensation expenses of $48.4 million and depreciation and amortization of $12.7 million, and the benefit of changes in operating assets and liabilities, net of acquisitions of $56.0 million.

Net cash provided by operating activities was $95.3 million during the nine months ended September 30, 2025, compared to $127.2 million during the nine months ended September 30, 2024. The decrease of $31.9 million in our net cash provided by operating activities was primarily related to a net increase in our operating assets and liabilities, net of acquisitions of $19.1 million during the nine months ended September 30, 2025, compared to a net increase of $56.0 million during the nine months ended September 30, 2024. This decrease was driven by a change in funds receivable from payment partners of $26.3 million compared to the prior period, as a result of the timing of collections from our partners in the applicable period, and a decrease in prepaid expenses, other current assets and other assets of $13.4 million, as a result of the timing of payments for certain prepaid subscriptions and other receivables. The timing of collections from our partners will vary from period to period based on when our clients’ customer payment for a particular transaction is made, as well as the customer’s payment method which impacts the timing of settlement of the payment. This net decrease in cash provided by operating activities was also impacted by our operating cash flows from our net income (after adjustments for an increase in non-cash expenses of $10.3 million) which decreased by $5.0 million for the nine months ended September 30, 2025, compared to the prior period. This decrease is reflective of lower interest income as a result of our lower cash balances due to the acquisition of Sertifi and Share Repurchase Program, higher interest expense as a result of our outstanding debt, and higher income taxes as a result of a non-recurring benefit relating to the release of a portion of the valuation allowance in the U.S. in the nine months ending September 30, 2024. This was offset by income from operations reflecting the growth in transaction payment volumes, from both our existing clients and new clients, net of the increase in payment processing costs, and gains in foreign currency remeasurement of foreign currency.

Investing Activities

During the nine months ended September 30, 2025, cash used in investing activities of $191.2 million was primarily the result of our acquisition of Sertifi for cash purchase consideration of $324.9 million, net of cash acquired and purchase of short-term and long-term investments for $14.2 million, offset by the proceeds from the maturity and sale of short-term and long-term investments of $154.7 million.

During the nine months ended September 30, 2024, cash used in investing activities of $204.6 million was the result of $159.6 million of purchase of short-term and long-term investments and $45.4 million for our acquisition of Invoiced for cash purchase consideration paid, partially offset by $5.9 million of proceeds from the maturity and sale of short-term and long-term investments.

Financing Activities

During the nine months ended September 30, 2025, cash used in financing activities of $53.9 million was primarily the result of the repayment of $110.0 million on our 2024 Amended Revolving Credit Facility and common stock repurchased under our Repurchase Program of $64.3 million, offset by the drawdown of our 2024 Amended Revolving Credit Facility of $125.0 million.

During the nine months ended September 30, 2024, cash used in financing activities of $16.6 million was the result of common stock repurchased under our Repurchase Program of $22.9 million, offset by proceeds from exercise of stock options of $4.0 million and proceeds from issuance of stock under the ESPP of $3.1 million.

As of September 30, 2025 there was $15.0 million outstanding under the 2024 Amended Revolving Credit Facility. As of December 31, 2024 there was no outstanding indebtedness under the 2024 Revolving Credit Facility.

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

We are also exposed to interest rate risk related to our 2024 Amended Revolving Credit Facility. Our 2024 Amended Revolving Credit Facility consists of ABR borrowings or Term SOFR borrowings, at our option.

ABR borrowings bear interest at the ABR plus the applicable rate. Term SOFR borrowings bear interest at the Adjusted Term SOFR for the interest period plus the applicable rate. The ABR rate is based on the greatest of (a) the Prime Rate, (b) the Federal Funds Effective Rate plus 1/2 of 1%, or (c) the Adjusted Term SOFR for a one-month interest period, plus 1%. The Adjusted Term SOFR is equal to the sum of (a) Term SOFR for such interest period, plus (b) the SOFR adjustment of 0.10%. The applicable rate is based upon our consolidated total net leverage ratio as of the most recent consolidated financial information and ranges from 1.0% to 2.5%. The 2024 Amended Revolving Credit Facility incurs a commitment fee ranging from 0.25% to 0.35% based upon our consolidated total net leverage ratio as of the most recent consolidated financial information assessed on the average available commitment.

As of September 30, 2025, there was $15.0 million outstanding indebtedness under the 2024 Amended Revolving Credit Facility. As of December 31, 2024, there was no outstanding indebtedness under the 2024 Revolving Credit Facility. An immediate 10% increase or decrease in interest rates would not have a material effect on our financial position, results of operations or cash flows.

Information provided by the sensitivity analysis is not a prediction of future events and does not necessarily represent the actual changes that would occur.

Foreign Currency Exchange Risk

For our cross-border payments, we have short term foreign currency exchange exposure, typically between one and four days. Our cross-border payment service allows our client’s customers to use their local currency to pay our clients. When a client’s customer books a cross-border payment in the customer’s local currency, we provide an amount to be paid to the client in that local currency based on the foreign exchange rate then in effect. The client’s customer then has a certain amount of time to complete payment—typically one to four days—that may differ depending on the payment method selected. When our client’s customer makes the payment and we process these funds to our clients through our global payment network, the actual exchange rate may differ from the exchange rate that was initially used to calculate the amount payable by the client’s customer due to foreign exchange rate fluctuations. The amount our client’s customers pay in their local currency is not adjusted for changes in foreign exchange rates between booking the transaction and the date the funds are paid and converted. If the value of the currency used by the client’s customer weakens relative to the currency in which funds are remitted to our clients, we may be required to cover the shortfall in remitted funds. This could have an unfavorable effect on our cash flows and operating results. We have been leveraging our in-house currency hedging algorithms since 2014, including entering into non-deliverable forward foreign currency contracts, to help mitigate the volatility related to fluctuations in the foreign exchange rates. In addition, to mitigate the impact of foreign currency fluctuations on our net income (loss), beginning in July 2025, we entered into foreign currency forward contracts to economically hedge the variability in exchange rates associated with certain intercompany loans.

Our cash flows and operating results may also be impacted by fluctuations in foreign currency exchange rates between the U.S. Dollar and various currencies, in particular the British Pound. The value of our revenue and profits in local currencies may be worth more or less in U.S. Dollars due to a strengthening or weakening, respectively, of those currencies against the U.S. Dollar. For example, as the U.S. Dollar weakened against several currencies, including the British Pound, relative to the prior year, these foreign exchange impacts increased our reported revenue in U.S. Dollars by approximately $2.9 million compared to the prior year on a FX Neutral basis.

Fluctuations in foreign currency exchange rates may also impact the value of assets and liabilities denominated in currencies other than the functional currencies of our entities. Our reporting currency and the functional currency of our subsidiaries, with the exception of our U.K. and Australian subsidiaries, is the U.S. Dollar. The functional currency for our U.K. and Australian subsidiaries is the local currency, or British Pound and Australian Dollar, respectively. Financial statements of our foreign subsidiaries are translated from local currency into U.S. Dollars using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates in effect during the period for revenue and expenses. Resulting translation adjustments are included as a component of accumulated other comprehensive (loss) income in our consolidated balance sheets. Gains and losses from the remeasurement of foreign currencies into functional currencies are recognized in the condensed consolidated statements of operations and comprehensive income. A potential change in foreign exchange rates of 10% from such remeasurement would have impacted income (loss) before income taxes by approximately $26.4 million and $24.7 million as of September 30, 2025 and December 31, 2024, respectively.

Inflation Risk

Inflation did not have a material effect on our cash flows and results of operations during the nine months ended September 30, 2025. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increase in prices of our product offerings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial and Accounting Officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a 15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a- 15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We were incorporated in 2009 and although we have generated net income for the year ended December 31, 2024, we have incurred net losses in the past, and may continue to incur net losses in the future. We generated net income of $2.9 million for the year ended December 31, 2024, and generated net losses of $8.6 million and $39.3 million for the years ended December 31, 2023 and 2022, respectively, and net income of $13.5 million during the nine months ended September 30, 2025. In addition, as of September 30, 2025, we had an accumulated deficit of $157.4 million. We have experienced significant revenue growth in recent periods and we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to strategically and selectively invest in headcount, to further develop our solutions, including introducing new functionality, and to expand our marketing programs and sales teams to drive new client adoption, expand strategic partner integrations, and support international and product expansion. Our operating results are also impacted by the mix of our revenue generated from our different revenue sources, which include transaction revenue and platform and other fee revenue. Changes in our revenue mix from quarter to quarter, including those derived from cross-border or domestic currency transactions, will impact our margins, and we may not be able to grow our gross margin adequately to achieve or sustain profitability. In addition, the mix of payment methods utilized by our clients’ customers may have an impact on our margins given that our costs associated with certain payment methods, such as credit cards, are higher than other payment methods accepted by our solutions, such as bank transfers. Due to the cross-border nature of much of our business, fluctuations in foreign currency exchange rates, slowdowns in international mobility and other regional considerations may affect our operating results. We will also face increased compliance and security costs associated with growth, the expansion of our client base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business and common stock may significantly decrease.

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
•
failure to successfully manage or integrate any acquisitions, including our most recent acquisitions of Sertifi and Invoiced;
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

A majority of the total payment volume we have historically processed is cross-border payments denominated in many foreign currencies, which subjects us to foreign currency risk. The strengthening or weakening of the U.S. dollar versus these foreign currencies impacts the translation of our net revenues generated in these foreign currencies into the U.S. dollar. For example, as the U.S. Dollar weakened against several currencies, including the British Pound, relative to the prior year, these foreign exchange impacts increased our reported revenue in U.S. Dollars by approximately $2.9 million compared to the prior year on a FX Neutral basis.

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
•
The U.S. government shutdown could result in the suspension, delay or cancellation in education grants and loans or in the issuance of visas or visa denials, any of which could discourage prospective international students from choosing U.S. institutions as places for study or otherwise negatively impact our revenues derived from such students.
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

In January 2024, the Canadian government announced what at the time appeared to be a temporary intake cap on international student permit applications to stabilize new growth for a period of two years. This cap – intended to address Canada’s housing shortage, overburdened health systems, and rising costs of living – has reportedly reduced the number of international students coming to Canada by about 40% since implementation. Building on these changes, the Immigration, Refugees, and Citizenship Canada (IRCC) announced in January 2025 that new study permits for international students will be reduced by 10% from the 2024 target of 485,000 to 437,000 in 2025 and 2026. When first instituted by the IRCC, the cap initially excluded students enrolled in master’s and PhD programs, but the IRCC more recently included master’s and doctoral students within the cap. Additionally, in November 2024, Canada ended its Student Direct Stream (SDS) program for expedited international student visa processing, and international students applying to study in Canada no longer need to prepay tuition to apply for a study permit. These limitations have resulted in a corresponding reduction in payment flows, which had an adverse effect on our business in the nine months ended September 30, 2025 and which we anticipate will continue to impact our Canada revenues in 2025.

Similarly, since late 2023, the Australian government has taken actions to tighten international student visa rules, including an increase in the amount of minimum savings that international students would need to have in order to obtain a visa, raising the standards of the English language proficiency requirements for student and graduate visas, a 125% increase in the visa fee for international students, and the imposition of a ban for holders of visitor visas and students holding temporary graduate visas from applying for a student visa while in Australia. In August 2024, the Australian government announced the setting of a national planning level to apply from January 1, 2025 and which is intended to limit the number of new overseas student places available in Australia – including a ceiling of 270,000 international students for calendar year 2025. However, in December 2024, the government announced a change of course, instead implementing a system to introduce two categories of student visa processing: “high priority” and “standard priority”, with all international education providers to receive high priority processing up to 80% of their indicative international student cap. After reaching 80%, the providers will receive standard priority processing. In August 2025, the Australian government announced the setting of a national planning level to apply a ceiling of 295,000 international students for 2026. These new Australian government policies, including university quotas, slower visa processing, higher fees, and stricter financial and language requirements, has had an adverse impact on our business in the nine months ended September 30, 2025 and we anticipate will continue to impact our Australian revenues in 2025.

Other governments where our client institutions are located, including in the U.S., may introduce measures from time to time to manage the growth of the international student population in their respective countries, which may have adverse effects on our business. For example, the U.S. government’s recent announcement to impose a $100,000 filing fee per new H-1B visa could adversely impact demand for international students to attend our client institutions in the U.S. Our U.S. market saw slower growth in the nine months ended September 30, 2025 due to shifting visa trends. In addition, in 2025 U.S. policy shifts have prompted dramatic action to rescind student visas (including deportation of students), plan additional cutbacks to the volume of international student visa issuances, and more closely scrutinize applications for international student visas, and to cut government support for higher education, adding to uncertainty around the number of students coming to the U.S. to study in the near future. Delays in issuances of visas or visa denials – which could be exacerbated by the recent U.S. government shutdown – may discourage prospective international students from choosing U.S. institutions as places for study. Recent proposals in Congress to tighten visa stay rules and to implement the “OPT Fair Tax Act” could further dampen demand among international students to study in the U.S. The existing rules and any introduction of new rules further limiting the attractiveness of international study by the governments of countries where our client institutions are located has and is expected in the near term to continue to adversely impact the growth of our business in the applicable regions. In addition to caps on international students, government changes to other visa or student insurance requirements (for example, no longer requiring a one year tuition deposit as a condition to issuance of a student visa, or eliminating a need to procure insurance) may negatively impact payment volume. The existing rules and any introduction of new rules further limiting potential payment flows or the attractiveness of international study by the governments of countries where our client institutions are located has and could continue to adversely impact our business, operating results, and financial condition. Changes to U.S. immigration policy and heightened trade tensions from the imposition of tariffs can also dampen demands for international study.

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

In 2025, there have been a number of actions and policies proposed or taken which have unsettled the U.S. higher education sector, a historically significant source of clients and revenue for us. Any one or combination of these potential acts and policies coming to fruition or further developing – or even a perception or fear of occurrence – could negatively affect student enrollment at U.S. colleges and universities, lead to diminishing operating budgets, and adversely affect our business and operating results and financial condition. Among these proposed or actual policies are:

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

After a period during which interviews and applications for student visas to study in the U.S. were temporarily suspended, in June 2025 the U.S. Department of State (DOS) resumed scheduling visa interview appointments for international students and exchange visitors while it considered new social media vetting measures. New student and exchange visitor visa policies, including the temporary pause and expanded vetting, could impact the amount of international students successfully enrolling as students in the U.S., which may adversely affect our revenue and results of operations. Some of these expected impacts include:

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

In addition, in the U.S., the recently enacted “One Big Beautiful Bill” contains a number of provisions with the potential to significantly change the landscape for financing undergraduate and graduate study and which could adversely affect the demand for higher education in the U.S. The One Big Beautiful Bill limits Pell Grant awards (which provide gift aid to low-income students), eliminates the Grad PLUS program, and sets new limits for graduate and professional students for Direct Unsubsidized Loans. The new bill also caps parent loans to finance undergraduate education, and changes student loan repayment options, among other modifications. Most of these changes do not go into effect until July 1, 2026. The bill may impact U.S. student enrollment in undergraduate and postgraduate programs and could materially and adversely affect our revenue and results of operations.

In October 2025, the current administration introduced a proposal termed the “Compact for Academic Excellence in Higher Education,” under which select U.S. universities would be invited to accept a set of federal policy conditions—such as freezing tuition rates, limiting international student enrollment, altering admissions criteria, and certifying adherence to specified ideological and governance standards—in exchange for preferential access to federal funding and grants. Because a meaningful portion of Flywire’s revenue is generated through cross-border payment services and tuition facilitation for higher-education institutions, changes in federal higher-education policy could indirectly but materially affect us. If major client universities (especially large public and private institutions) decline to engage in or are disqualified from federal funding programs due to a refusal or failure to comply with compact terms, they may downsize enrollments (particularly of international students), constrain capital expenditures, or restructure their financial operations. Such shifts could reduce payment volumes, delay implementation of new systems, and reduce demand for value-added services like foreign-exchange hedging, deferred payments, or collections.

Moreover, uncertainty stemming from the compact’s adoption or rejection could exacerbate institutional risk in the sector. Universities may postpone upgrades, IT transitions, or third-party service contracts pending clarity on their federal funding status. They may also prioritize internal compliance or legal capabilities over vendor innovation. If key clients delay or scale back programs, Flywire’s financial performance — including revenue growth, margins, or client retention — could be materially and adversely affected.

Finally, reputational or policy backlash could create reputational or regulatory risk for providers of educational payments solutions. If the compact becomes politically controversial or perceived as ideologically driven, vendors aligning with affected institutions might face increased scrutiny from policymakers, advocacy groups, or the press. While Flywire operates globally and across verticals, even marginal negative sentiment or regulatory uncertainty in the education payments space could make client acquisition or retention more challenging.

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

Events like regional or larger scale conflicts, war or other military conflict, including the recent conflicts between Russia and Ukraine, and Israel and Hamas, and Israel and Iran (which has also featured military strikes by the U.S. against Iran), terrorist attacks, mass shooting incidents, natural disasters, such as hurricanes, earthquakes, fires, droughts, floods and volcanic activity, including events resulting from climate change, and travel-related health events, such as the COVID-19 pandemic, have had a negative impact on the travel industry and affect travelers’ behavior by limiting their ability or willingness to visit certain locations. In addition, the travel industry can be negatively impacted by adverse economic conditions in the United States and globally, including economic slowdown, recessionary trends, heightened interest rates and inflation. We are not in a position to evaluate the net effect of these circumstances on our business as these events are largely unpredictable; however, we believe there has been and may continue to be negative impact to our business due to such events. Furthermore, in the longer term, our business might be negatively affected by regulatory changes, financial pressures on or changes to the travel industry. For example, certain jurisdictions, particularly in Europe, have implemented or are considering implementing regulations intended to address the issue of “overtourism” including by restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas, such as by restricting construction of new hotels or the renting of homes or apartments. Such regulations could adversely affect travel and the volume of travel related payments that we process for our clients. In addition, any hostility towards tourists may depress international travel. The United States has implemented or proposed, or is considering, various changes in laws, regulations or policies such as the imposition of tariffs or sanctions that could affect U.S. trade policy or practices, relations with other countries and travel permits, which could also adversely affect travel to or from the United States. If such events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business. The payment volume from our travel vertical represented less than 10% of our total payment volume during the year ended December 31, 2024. Because we seek to grow the payment volume and the revenue from this vertical in the future through various initiatives, including the recently announced Sertifi acquisition, failure to grow our payment volume and resulting revenue from this industry, may have an adverse effect on our business, operating results and financial condition.

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

For example, on February 24, 2022, Russian military forces invaded Ukraine, and continued conflict and disruption in the region is likely, and on October 7, 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. On October 8, 2023, Israel formally declared war on Hamas, and thereafter commenced military operations against Hamas. After two years of steady conflict, an agreement was reached to end hostilities in October 2025. It is difficult to predict if the additional steps identified as part of a peace plan will be achieved in a timely fashion if at all, or if hostilities will recommence, and if so, their duration.

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

Although the length, impact and outcome of these conflicts are highly unpredictable, these conflicts could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as an increase in cyberattacks and espionage.

We are actively monitoring the situations in Ukraine and Israel and assessing any potential impact on our business, but to date have not experienced any material impact. We have no way to predict the progress or outcome of the conflicts in Ukraine and Israel or any peace that has or may be reached, as the conflicts, and any resulting government reactions, continue to develop beyond our control and can quickly change. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time. As the adverse effects of these conflicts continue to develop and potentially spread, both in Europe, the Middle East and through the rest of the world, our clients, and customer behavior, may be negatively impacted, which could negatively affect sales and sales cycles and overall demand for our solutions. Further or prolonged impacts on the global economy could also cause businesses to curtail business expenses, which could hinder our ability to attract new clients or result in a decrease in payment volume. It is not possible to predict the ultimate broader consequences of these conflicts and any of the abovementioned factors could have a material adverse effect on our business, financial condition and results of operations, particularly to the extent the conflict escalates to involve additional countries, further economic sanctions and wider military conflicts. Any such disruptions could also magnify the impact of other risks described in this Annual Report on Form 10-K.

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

Inflation and heightened interest rates have and may in the future result in decreased demand for our solutions, increases in our operating costs including our labor costs, constrained credit and liquidity, and volatility in financial markets and the banking ecosystem. Although the Federal Reserve lowered interest rates by 25 basis points on September 17, 2025 and October 29, 2025, interest rates remain elevated and there continues to be uncertainty in the changing market and economic conditions, including the effects of additional measures that have and could be taken by the Trump administration, the Federal Reserve and other government agencies, related to concerns over inflation risk. A sharp rise in interest rates could have an adverse impact on the fair market value of securities we may invest in as part of our portfolio investments, which could adversely affect our financial results.

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

For the year ended December 31, 2024, we processed over $29.7 billion in payments on our solutions, compared to over $24.0 billion for the year ended December 31, 2023. For the nine months ended September 30, 2025, we processed approximately $28.2 billion in payments on our solutions. We have grown rapidly and seek to continue to grow, and our business is subject to the risk of financial losses as a result of chargebacks for client-related losses, credit losses, operational errors, software defects, service disruption, employee or partner misconduct, security breaches, or other similar actions or errors in our solutions. As a provider of accounts receivable and other payment solutions, we enable the transfer of funds to our clients from their customers. Software errors in our solutions, including as a result of ordinary course updates to our software and systems, and operational errors by our FlyMates and business partners may also expose us to losses. In our business model, subject to certain exceptions, we function as a merchant of record in connection with the receipt of payments by our clients’ customers, which subjects us to chargeback risk in the event a client’s customer cancels or otherwise does not receive the services for which such customer paid. Although our client contracts allow us to pass such chargeback risk to our client, if a client has gone out of business or we are otherwise unable to collect on the chargeback, we will bear the economic loss, which can negatively impact our business.

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

The rapid adoption of generative AI technologies—such as OpenAI’s ChatGPT and similar tools—may adversely impact certain categories of our traditional clients, including online learning platforms and education technology providers. As students increasingly use AI tools as substitutes for conventional digital learning and tutoring services, these clients could experience reduced demand for their offerings, which in turn may decrease the volume of transactions processed through our platform and negatively affect our results of operations.

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

Flywire’s platform is designed to integrate with a broad ecosystem of ERP and financial management systems, such as Workday and Oracle for B2B payments, Oracle, Workday and Ellucian for education, Epic Systems for healthcare, and Rezdy for travel. These integrations enhance our ability to streamline complex flows, improve operational efficiency, and deepen our value proposition across vertical markets. We automatically synchronize suppliers, clients, client customers, invoices, and payment transactions between our solutions and these systems. This two-way sync eliminates duplicate data entry and provides the basis for managing cash-flow through an integrated solution for accounts receivable, and payments.

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

We rely on highly skilled employees, including software engineers and product specialists, many of whom are foreign nationals working in the United States under H-1B and other temporary work visas. In September 2025, the U.S. government announced its plans to require employers pay a $100,000 filing fee per H-1B visa petition to bring new H-1B workers into the U.S. This new requirement significantly increases the cost of employing new nationals in the U.S and could materially impact our operating expenses and our ability to attract specialized talent. If these visa-related costs remain in effect or increase further, we may be required to reduce our reliance on new H-1B visa holders or absorb materially higher personnel costs, either of which could negatively affect our financial performance. In addition, the number of H-1B visas available each year is limited by quota and lottery, and future changes in immigration laws or enforcement could further restrict our access to qualified foreign workers. Our inability to recruit or retain critical technical and operational talent—whether due to higher visa costs, policy changes, or processing delays—could hinder our ability to innovate, maintain our technology infrastructure, or expand internationally.

The new visa fee requirement could also indirectly affect our global operations. Increased hiring costs in the United States may lead us to reallocate engineering or compliance resources abroad, resulting in higher coordination costs, reduced operational efficiency, or delays in product development. If we are unable to effectively manage these transitions or attract equivalent talent in other jurisdictions, our business, financial condition, and results of operations could be materially and adversely affected.

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

In addition, sales and sale cycles may be based in part or entirely on factors, or perceived factors, not directly related to the features of our solutions, including, among others, a client or prospective client’s projection of business growth, uncertainty about economic conditions (including as a result of heightened inflationary conditions, regulatory concerns, recession concerns, priorities of the U.S. presidential administration and related changes in laws, regulations or policies, and the escalation of hostilities between Russia and Ukraine, or the failure of an agreed-upon peace in the conflict between Israel and Hamas to become permanent), capital budgets, anticipated cost savings from the implementation of our solution, potential preference for internally-developed software solutions, perceptions about our business and solutions, more favorable terms offered by potential competitors, and previous technology investments. Mid-market and large enterprises tend to have more complex operating environments than smaller businesses, making it often more difficult and time-consuming for us to demonstrate the value of our solutions to prospective clients. The decision to use our solutions may also be an enterprise-wide decision, and require us to provide greater levels of education regarding the use and benefits of our solutions, which may result in additional time, effort, and money spent on our sales cycle without any assurance that our efforts will be successful in generating any sales. Often, major hospital systems and national or state higher education systems will solicit service offers by issuing RFPs, which are generally a time- and resource-intensive process, with no assurances of being selected as a vendor after the RFP process is completed. Additionally, large enterprises typically have longer implementation cycles, especially hospital and education systems, require greater product functionality and scalability and a broader range of services, demand that vendors take on a larger share of risks, sometimes require longer testing periods that delay general availability of our solutions, and expect greater payment flexibility from vendors. All of these factors can add further risk to business conducted with these clients. If we fail to realize an expected sale from a large end-client in a particular quarter or at all, our business, operating results, and financial condition could be materially and adversely affected.

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

Any acquisitions we undertake or have recently completed, including the acquisitions of Sertifi in February 2025 and Invoiced in August 2024, will likely be accompanied by business risks which may include, among other things:

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

Our systems and payment platform and those of our service providers and partners have experienced from time to time, and may experience in the future, service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, insider threats, human error, earthquakes, hurricanes, floods, fires, and other natural disasters, including events resulting from climate change, war or other military conflict, including the continuation or escalation of the conflicts between Russia and Ukraine, and Israel and Hamas and Israel and Iran, respectively, power losses, disruptions in telecommunications services, fraud, computer viruses or other malware, or other events. Some of our systems are not fully redundant, and our disaster recovery planning may not be sufficient for all possible outcomes or events. In addition, as a provider of payments solutions targeted to highly regulated clients in industries such as education and healthcare, we are subject to heightened scrutiny by regulators that may require specific business continuity, resiliency and disaster recovery plans, and more rigorous testing of such plans, which are costly and time-consuming to implement, and may divert our resources from other business priorities.

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

Our business is subject to risks inherent in conducting business globally, including cross-border payments and domestic payments in the United States and certain other markets. Our handling of domestic and cross-border payments to our clients generates a significant portion of our revenues, with a substantial portion of such revenues coming from payments processed from Asia (including India, China and Korea). We expect that international revenues will continue to account for a significant percentage of total net revenues for the foreseeable future, and that in particular, the proportion of our revenue from Asia will continue to increase. Current events, including the potential implementation of tariffs, the possibility of renegotiated trade deals and international tax law treaties, priorities of the U.S. presidential administration and related changes in laws, regulations or policies, United States-China and Canada-India diplomatic and trade friction, heightened tensions between China and Taiwan and the continuation or escalation of the conflicts between Russia and Ukraine, and Israel and Hamas and Israel and Iran (which has also featured military strikes by the U.S. against Iran), respectively, create a level of uncertainty, and potentially increased complexity, for multinational companies. These uncertainties could have a material adverse effect on our business and our results of operations and financial condition. In addition, international operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:

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
•
diplomatic friction, political or social unrest, war or other military conflict, including the continuation or escalation of the conflicts between Russia and Ukraine, and between Israel and Hamas and Israel and Iran (which has also featured military strikes by the U.S. against Iran), respectively, economic instability, repression, or human rights issues;
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

As of September 30, 2025, we had U.S. federal NOL carryforwards of approximately $46.4 million and state NOL carryforwards of approximately $90.9 million. The federal and material state NOL carryforwards will begin to expire in 2030 and 2025, respectively. In general, under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations.

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
•
political or social unrest, war or other military conflict, including the continuation or escalation of the conflicts between Russia and Ukraine, or between Israel and Hamas and Israel and Iran (which has also featured military strikes by the U.S. against Iran) (or other combatants in the region), respectively, economic instability, repression, or human rights issues;
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

In the past, securities class action litigation have often been brought against a company following a decline in the market price of its securities. In July 2025, the Company and certain of its current and former officers were named as defendants in a securities class action complaint captioned Hickman v. Flywire Corporation filed in the United States District Court for the Eastern District of New York on behalf of a putative class of investors who purchased Flywire securities from February 28, 2024, through February 25, 2025. Plaintiff alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by purportedly overstating the strength and sustainability of the Company's revenue growth and understating the negative impact of certain government permit and visa related policies on the business. The lawsuit seeks unspecified damages, costs, attorneys’ fees, and other relief. The Company believes to have strong defenses against the asserted claims and intends to vigorously defend itself. In addition, stockholder activism, which could take many forms and arise in a variety of situations, has been increasing recently, and new universal proxy rules could significantly lower the cost and further increase the ease and likelihood of stockholder activism. This risk is especially relevant for us because technology companies have experienced significant stock price volatility in recent years. Volatility in our stock price or other reasons may in the future cause us to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs, including significant legal fees and other expenses, and divert our management and board of directors’ attention and resources from our business. Additionally, securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with clients and business partners, adversely affect our reputation, and make it more difficult to attract and retain qualified personnel. Our stock price could also be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

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

In August 2024, we announced that our Board of Directors authorized the Repurchase Program, pursuant to which we may, from time to time, purchase shares of our Voting and Non-voting common stock for an aggregate purchase price not to exceed $150 million. In July 2025, our Board of Directors approved an increase in the aggregate amount of voting and non-voting common stock outstanding that may be repurchased under the Repurchase Program by an additional $150 million, bringing the total authorized amount under the Repurchase Program to $300 million. As of September 30, 2025 approximately $191.9 million remained available for repurchases under the Repurchase Program. Repurchases under the Repurchase Program may be made through a variety of methods and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors. The timing, pricing, and size of share repurchases will depend on a number of factors, including price, corporate and regulatory requirements, and general market and economic conditions. The Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares, and may be suspended or discontinued by our Board of Directors at any time, which may result in a decrease in the price of our common stock.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We had a total of 120,238,939 shares of our voting common stock and 1,873,320 shares of our non-voting common stock outstanding as of September 30, 2025. Other than shares held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements, these shares of common stock generally are freely tradable without restrictions or further registration under the Securities Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

The following table summarizes the repurchases of voting common stock during the three months ended September 30, 2025 (in thousands, except shares and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
July 1, 2025 - July 31, 2025	—	$—	—	$201,966
August 1, 2025 - August 31, 2025	—	$—	—	$201,966
September 1, 2025 - September 30, 2025	762,379	$13.14	762,379	$191,940
Total	762,379		762,379

(a) All shares were repurchased in open market transactions pursuant to a share repurchase program to repurchase up to $300 million of our outstanding voting and non-voting common stock for an indefinite period (the Repurchase Program). The Repurchase Program was authorized by our board of directors and publicly announced on August 6, 2024. On July 30, 2025, our board of directors approved an increase to the capacity of the Repurchase Program by $150 million. Repurchases under the Repurchase Program may be made from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions, including Rule 10b-18. For additional information on our Repurchase Program, see Note 13 - Stockholders’ Equity in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

(b) Average price paid per share includes related commissions, but excludes the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.

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

Item 6. Exhibits

Exhibit Number	Description
3.1*

First Amendment to Amended and Restated Credit Agreement and First Amendment to Pledge and Security Agreement, dated as of August 1, 2025, by and among Flywire Corporation, the other Loan Parties party thereto from time to time, the Lenders party thereto from time to time, the Issuing Banks party thereto from time to time, and Citibank, N.A.

10.1*#	Employment Agreement, dated as of August 1, 2025, by and between the Registrant and Michael Massaro.
10.2*#	Employment Agreement, dated as of August 1, 2025, by and between the Registrant and Rob Orgel.
10.3*#	Employment Agreement, dated as of August 1, 2025, by and between the Registrant and Cosmin Pitigoi.
10.4*#	Employment Agreement, dated as of August 1, 2025, by and between the Registrant and David King.
10.5*#	Employment Agreement, dated as of August 1, 2025, by and between the Registrant and Peter Butterfield.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbase documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

# Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLYWIRE CORPORATION

Date: November 10, 2025	By:	/s/ Michael Massaro
Michael Massaro
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Cosmin Pitigoi
Cosmin Pitigoi
Chief Financial Officer
(Principal Financial and Accounting Officer)