Form 10-K
period 2025-12-31
Flywire Corp
filed 2026-02-24
CIK 1580560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2025, the last business day of the registrant’s mostly recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1,351,794,027 based upon the closing sale price of our voting common stock of $11.70 per share on that date. Shares of voting common stock held by each executive officer, director and stockholders known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates.

As of February 20, 2026, the registrant had 119,330,978 shares of voting common stock, $0.0001 par value per share, outstanding and 1,873,320 shares of non-voting common stock $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2026 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference in Part III of this Form 10-K.

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
•
political, economic, foreign currency exchange rate, inflation, tariffs and international trade conflict, banking, legal, immigration and visa, social and health risks and public health measures that may affect cross-border commerce, education and travel, our business or the global economy;
•
our beliefs and objectives for future operations;
•
our ability to maintain, enhance and protect our brand;
•
our ability to maintain and grow the payment volume that we process;
•
our ability to further attract, retain, and expand our client base;
•
our ability to develop new solutions and services and bring them to market in a timely and cost-effective manner;
•
our expectations concerning relationships with third-parties, including financial institutions and strategic partners;
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
•
the effects of global events and geopolitical conflict, including without limitation the hostilities in Ukraine and involving Israel, Hamas and Iran;

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

Our clients, and the types of organizations we serve in education, healthcare, travel, and across B2B industries, require payment processes and experiences that can deliver high-stakes, high-value payments and are specifically tailored to their industry, their business, and their customers. Often, payment solutions have a “one size fits all” approach, without regard for the particular nuances and detailed operations of specific verticals. Without Flywire, organizations often invest substantial resources in building their own payment offerings or rely on disparate legacy systems, which not only fail to meet their or their customers’ needs but also divert meaningful resources away from revenue-generating work. When core payment capabilities like invoicing, diverse payment offerings and reconciliation are inefficient, organizations miss the opportunity to use payments to scale and grow their business.

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
•
Vertical-Specific Software Backed by Deep Industry Expertise. We go beyond payments by offering seamless integration of our software within our clients’ existing operating workflows and IT infrastructure. Our team, with decades of industry and domain expertise, designed our cloud-based software to be highly scalable across the types of clients we serve, aiming to solve unique payments and accounts receivable challenges of education, healthcare, travel, and B2B. For example, we have launched approximately 11,000 client payment portals, each built on our shared payments platform and global payment network but tailored to our clients’ brands and needs. In addition, our software solutions include interactive dashboards to manage payments, reporting tools to streamline reconciliation and customer communication tools to personalize and digitize engagement. This enables us to be a hub of omni-channel connectivity, augmenting the relationship between our clients and their customers.

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

Powerful Flywheel

Deep industry integrations
Vertical software
New products
Clients
Network effects
Banks
Fintech partners
Geo expansion
Payers
Client's customers

The benefits of our flywheel are visible in the significant scale we have achieved to date. As of December 31, 2025, we serve approximately 5,000 clients around the world, excluding clients acquired from the Sertifi and Invoiced acquisitions. In education, we serve more than 3,200 institutions. In healthcare, we serve more than 150 healthcare systems, including four of the top 10 healthcare systems in the United States ranked by hospital size. In our travel and B2B verticals, we have a growing portfolio of approximately 1,600 clients.

Our business model is designed to encourage rapid, widespread utilization of our solutions. We enable our clients to scale the use of Flywire to an unlimited number of customers with favorable unit economics. For the years ended December 31, 2025 and 2024, we enabled over $37.6 billion and over $29.7 billion, respectively, of total payment volume across more than 140 currencies.

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

We also reach clients through our direct channel. Our domain-experienced sales and relationship management teams bring vertical expertise and regional and local reach that drives high dollar-based net retention. For the years ended December 31, 2025, 2024, and 2023, our annual net dollar-based retention rate was approximately 110%, 114%, and 125%, respectively. We calculate the annual net dollar-based retention rate for a given year based on the weighted average of the quarterly net dollar-based retention rates for each quarter in that year. We calculate the quarterly net dollar-based retention rate for a given quarter by dividing the revenue we earned in that quarter by the revenue we earned from the same clients in the corresponding quarter of the previous year. Our calculation of quarterly net dollar-based revenue rate for a given quarter only includes revenue from clients that were clients at the beginning of the corresponding quarter of the previous year. In addition, our client and customer service combines high-tech and high-touch functions backed by 24x7 multilingual customer support, resulting in high client and customer satisfaction.

We have grown rapidly since our founding. We generated revenue of $623.0 million, $492.1 million, and $403.1 million for the years ended December 31, 2025, 2024, and 2023, respectively, and reported net income of $13.5 million and $2.9 million for the years ended December 31, 2025 and 2024, respectively, and net loss of $8.6 million for the year ended December 31, 2023. In February 2025, we acquired Sertifi, a vertical software and payments platform digitizing hospitality-specific workflows and associated payments. In August 2024, we acquired Invoiced, a U.S.-based software as a service (SaaS) B2B company that provides accounts receivable software that automates all aspects of billing, collections, payments, reporting and forecasting within a single online platform. In November 2023, we acquired Learning Information Systems Pty Ltd. (StudyLink), an Australian-based SaaS education company that provides platforms to education providers to support their student admissions systems and processes, including features such as eligibility assessment, offer generation, recruitment agent and commission management, and acceptance processing.

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

Next-Gen Payments Platform

Our next-gen payments platform is designed for payment processes and experiences that can deliver high-stakes, high-value payments. Through a single connection to our platform, we support the entire lifecycle of a domestic or cross-border transaction across online, mobile, or in-person channels. This eliminates the need to work with multiple vendors and payment providers.

For the years ended December 31, 2025 and 2024, we enabled over $37.6 billion and over $29.7 billion, respectively, in total payment volume across multiple payment types, including local bank transfer, credit, debit, and other alternative payment methods such as Alipay, Boleto, PayPal / Venmo, and Trustly. The majority of our payment volume is not card related and is completed over our global payment network. This reflects the myriad of payment options enabled by our global payment network that are critical for the larger, more complex payments that we handle.

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

By utilizing predictive analytics, ML and AI, we handle the complexities of money movement across borders while providing fast, compliant, and transparent receipt of payments. Our ML and AI enabled fraud detection risk engine has trained against millions of automated clearing house (ACH), check, card, and wire transactions. As a result, the enhanced power of our risk engine enables us to mitigate fraud.

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

We believe our receive-side network sets us apart. Flywire clients, no matter the vertical or market they are in, can receive a single daily payment in their preferred currency that aggregates and reconciles all their customer payments made via Flywire from around the globe—across approximately 6,000 geographic corridors for 2025 representing transaction flows between payers and payees.

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

We offer deep integration within our clients’ existing apps and workflows for seamless payment acceptance and reconciliation. Our integrations, supported by our application programming interfaces (APIs), include some of the largest and most recognized accounting and enterprise resource planning (ERP) systems, such as Ellucian Company, L.P., Workday, and Tribal in education, Epic Systems Corporation in healthcare, Rezdy Pty Ltd in travel, and Oracle Corporation and Workday in B2B payments. Through these integrations, our clients are able to reduce the number of banks and technology and payment providers on which they rely, while achieving faster settlements and lower wire and transaction fees.

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

Legacy payment and accounts receivable management infrastructure has significant limitations and is ripe for innovation

Even in some of the largest industries in the world, such as education, healthcare, and travel, legacy payment and accounts receivable infrastructure has not evolved to streamline complexities nor enhance efficiency as demanded by organizations or their customers. This legacy infrastructure has the following limitations:

•
Paper-based. The accounts receivable process, from creation of an invoice to delivery to the customer, is most often still dependent on paper. This paper-based workflow not only results in payment flows that are slow, error-prone, and less secure, but is also costly for businesses. According to studies that we commissioned, 43% of businesses surveyed lost 4-5% of revenue each month due to payment inefficiencies and 76% experience lost opportunity cost due to time spent dealing with accounts receivable challenges. We digitize and automate the accounts receivable process from start to finish, allowing clients to rely on our solutions and save on their accounts receivable transaction and processing costs.
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

Accelerating digitization of B2B payments

We believe the B2B payments market remains one of the largest untapped opportunities in the payments industry. Few payments and software companies have a complete invoice-to-cash with embedded payments solution, including accounts receivable software, omni-channel offerings, cross-border capabilities and other value-added services. Most often, providers only offer one or two of these capabilities and require clients to employ other piecemeal point solutions. The unique combination of our unified invoice-to-cash software, backed by our payments platform and proprietary global payment network enables us to design and deliver a comprehensive suite of solutions that help our business clients get paid by their customers.

Our Market Opportunity

We believe the trend of digitizing payments is inevitable across all industries. When businesses and consumers make payments, they expect a quick and easy process. On the receiving end, businesses expect to accept payments from different sources and countries, and reconcile them from within one system, but without added complexity or additional costs.

Many industries still lack the digital payments infrastructure that is necessary to meet customer demand and solve operational inefficiencies. For example, the majority of healthcare payments are still made by check. Likewise, in education, budget shortfalls along with rising tuition costs, have added financial strain and created collections problems. Despite these shortfalls, the demand for domestic and cross-border money movement continues to accelerate and global payments present one of the largest market opportunities. Given Flywire’s existing penetration of key verticals, ability to integrate with a broad range of core systems and continued investments in our next-gen payments platform, proprietary global payment network, and vertical-specific software, we believe we have the opportunity to capture a meaningful share of this payment volume.

Our Growth Strategy

We believe we have a significant opportunity to build on our success and momentum to date. The key elements of our growth strategy include:

Expand Our Client Reach

•
Grow with existing clients. We intend to continue to become a more integral part of our clients’ businesses as the number of our clients’ customers who utilize our solutions increases. Our track record of organic growth with our clients is demonstrated by our three-year average annual net dollar-based retention rate, which averaged approximately 116% for the years ended December 31, 2023 through December 31, 2025. As our clients transform and digitize their operational workflows, we plan to encourage them to add additional solutions, such as tailored invoicing, payment plans, and eStore marketplace.
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

Pursue Strategic and Value-Enhancing Acquisitions

We intend to continue to complement and accelerate our organic growth strategies through acquisitions. We have a successful record of identifying, executing, and integrating acquisitions, and we intend to continue to pursue acquisitions through a highly disciplined approach. We also have the scale to be an attractive and reputable consolidator in the payments markets as evidenced by our ability to retain to date the vast majority of the clients and employees from our StudyLink, Invoiced, and Sertifi acquisitions. We believe our approach and breadth of experience in integrating culturally-aligned businesses position us to maximize the value we derive from future acquisitions.

Our Business Model

We derive revenue from transactions and platform and other revenues. Each new student tuition bill, patient visit, travel journey, and business invoice is an opportunity for us to generate fees.

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

We also reach clients indirectly through our channel partnerships, integrations with workflow software, and other technology providers. Our channel partners include financial institutions, such as Bank of America Corporation, as well as a number of referral partners such as Tribal Group PLC and Oracle Heath, Inc. Additionally, Flywire has integrations with leading accounting and ERP systems, such as Workday, Oracle Corporation, Ellucian Company, L.P., Epic Systems Corporation, and Rezdy Pty Ltd.

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
•
Enabling services. Our proprietary pricing engine, foreign currency exchange hedging infrastructure, and ML and AI technology to manage fraud and AML risk.
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

Our Compliance and Risk Management Foundation

We have a dedicated compliance and risk management function. We have implemented the practices to help us protect our business and assure our clients and payment partners that our processes are compliant and meet or exceed their exacting standards, including advanced and agile practices for risk governance and a monitoring program that leverages key data inputs and software. We have robust AML, suspicious activity reports (SARs) and client KYC procedures. We also devote considerable resources to our data and cyber security. In addition, we possess key certifications across the verticals we serve, which we believe is an important aspect of why our clients choose to work with us. These audit-tested certifications and risk program features, which in many cases apply with specificity to the verticals we serve, include: third-party certifications for Service Organization Control 2 (both SOC 1, Type II and SOC 2, Type II), Payment Card Industry Data Security Standard (PCI DSS), and Americans with Disabilities Act (ADA) compliance, HITRUST Common Security Framework certification (particularly relevant to our healthcare vertical), as well as systems and processes designed to ensure compliance with the General Data Protection Regulation (GDPR) in Europe, the Data Security Law (DSL) and Personal Information Protection Law (PIPL) in China, the California Consumer Protection Act (CCPA), the Personal Information Protection and Electronic Documents Act (PIPEDA) in Canada, Family Educational Rights and Privacy Act (FERPA), and Health Insurance Portability and Accountability Act (HIPAA), among others.

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
o
risk mitigation through outreach, awareness, internal training, assessment, policy development, and adoption of best practices;
o
building and maintaining secure access protocols and network architecture;
o
monitoring of networks and systems to protect against, detect and eradicate malicious activity and ensure regulatory compliance;
o
managing continuity of operations planning for critical information systems;
o
responding to security breaches to contain incidents and improve protocols;
o
regulatory “horizon scanning” and managing and enforcing compliance with global regulations (Sarbanes-Oxley, FERPA, PIPEDA, HIPAA, GDPR, ADA, and others);

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

We actively pursue registration of our trademarks, logos, service marks, trade dress, and domain names in the United States and in other jurisdictions. As of December 31, 2025, we had 122 registered trademarks and trademark applications, and were the registered holder of a variety of U.S. and international domain names.

From time to time, we also incorporate certain intellectual property licensed from third-parties. Even if any such third-party technology was not available to us on commercially reasonable terms, we believe that alternative technologies would be available as needed.

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

Visa, Mastercard, and other card networks set complex and evolving rules and standards with which we must comply—often referred to as “card network rules”. We also have relationships with American Express, Japan Credit Bureau (JCB), and China Unionpay, which impose similar obligations on us. The payment networks and their member financial institutions routinely update, generally expand and modify requirements applicable to merchant acquirers and their customers, including rules regulating data integrity, third-party relationships, merchant chargeback standards, and compliance with the PCI DSS. PCI DSS is a set of requirements designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data. Under certain circumstances, we are required to report incidents to the card networks and other authorities within a specified time frame. Any changes in card network rules or standards that increase the cost of doing business or limit our ability to provide processing services to our merchants will adversely affect the operation of our business.

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

We are also subject to the National Automated Clearing House Association (NACHA) operating rules. NACHA is a self-regulatory organization which administers and facilitates private-sector operating rules for ACH payments and defines the roles and responsibilities of financial institutions and other ACH network participants. The NACHA Rules and Operating Guidelines impose obligations on us and our partner financial institutions particularly when we instruct our partner institutions to debit a third-party’s account. These obligations include audit and oversight by the financial institutions and the imposition of mandatory corrective action, including termination, for serious violations. If an audit or self-assessment of PCI DSS or NACHA compliance identifies any deficiencies that we need to remediate, the remediation efforts may distract our management team and other staff and be expensive and time consuming.

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

In addition to numerous privacy and data protection laws already in place, U.S. states are increasingly adopting laws modeled on the GDPR that impose comprehensive privacy and data protection obligations. For example, the CCPA, which became effective on January 1, 2020, gives California residents expanded rights to access and delete their personal information, opt-out of certain personal information sharing and receive detailed information about how their personal information is used, and it imposes other requirements as well. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches. Several other states have joined California in enacting privacy and data protection legislation that impose additional obligations on businesses related to the collection, storage and utilization of third-party information, as well as the reporting of data breaches. All 50 states, Puerto Rico, and the U.S. Virgin Islands (similar to many of the other countries where we do business), have passed laws regulating the actions that a business must take if it experiences a data breach, such as prompt disclosure to affected individuals, consumer reporting agencies, or governmental agencies. In addition, we are subject to laws in the U.S. and abroad restricting or placing conditions on our ability to collect and utilize certain specific types of information, such as Social Security and driver’s license numbers.

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

China passed its DSL and its PIPL in 2021. Both new laws impact every business operating in or doing business with China, coupling extensive obligations with respect to the processing of all types of data, with potentially significant penalties for noncompliance. With the promulgation of the DSL and PIPL, China has tightened up regulation on collection, processing, sharing and cross-border transfer of personal data and important data such as financial data. The data security regime has an extraterritorial effect and imposes additional compliance obligations with respect to processing (in and outside China) of personal data of Chinese individuals and other data which may be viewed sensitive or important. These regulations apply not only to our client’s payers who are Chinese nationals (such as students seeking to study abroad) but also China-based employees as well as third-party business partners.

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

Human Capital and Employees

As an organization, our culture is founded on our shared experiences, unique and diverse backgrounds, and belief in our mission to deliver on the most important and complex payments. As of December 31, 2025, a collective team of approximately 1,400 full-time employees and contractors, who we call FlyMates, strive for excellence as one team, guided by our core values.

Our leadership team defines our culture and strategy and collectively has decades of experience leading companies through rapid growth at scale. As of December 31, 2025, 39% of our FlyMates are located in the Americas, 36% in Europe and the Middle East, and 25% in Asia-Pacific. Representing over 60 nationalities and over 35 spoken languages, our diverse team of FlyMates deliver critical domain expertise and regionally tailored skill sets to our clients 24x7.

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

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and additional FlyMates. The principal purposes of our equity incentive plans are to attract, retain and motivate selected FlyMates, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.

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
•
Fulfillment. We recognize that fulfillment comes from personal and professional satisfaction, from bringing our whole selves to work. It is understanding what ignites our individual passions and gets us excited, while being collaborative and knowing that this is different for everyone. We believe that by engaging with the wider community, giving back and contributing, our greater purpose is fulfilled.
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

Global Impact at Flywire

Flywire continues to integrate social impact initiatives into our business and our impact strategy is underpinned by many pillars, from improving access to education, to supporting local communities in times of crisis, and much more. Our disclosures are based on global best practices and align with metrics set forth by the Sustainability Accounting Standards Boards (SASB) standards as well as the Global Reporting Initiative (GRI) standards.

Our latest Impact report details our investments across the following disciplines, including:

•
Driving financial inclusion through affordability and accessibility: Flywire’s payments technology and software enables payers to set up payment plans, helping to make high-value transactions like medical bills and education expenses more accessible and affordable. For example, our work with educational institutions in the U.S. has helped collect more than $320.0 million in past-due tuition, a critical effort that helped keep more than 161,000 at-risk students enrolled.
•
Global collaboration and belonging: Flywire employees represent over 60 nationalities and over 35 spoken languages. Multiple Flywire Employee Resource Groups (ERGs) – open to all FlyMates – are devoted to promoting FlyMate collaboration and belonging.
•
Career development and training: In 2025, FlyMates spent more than 4,500 hours on company-sponsored career development and training programs. These initiatives are available to all FlyMates, including part-time and contract employees.
•
Social impact and community engagement: A cornerstone of Flywire's social impact and community engagement efforts is responding to local community needs during times of crisis and offering volunteering and other resources to communities where FlyMates live and work.
•
Data privacy, security and compliance: Flywire’s dedicated compliance and risk management function, overseen by our Chief Compliance Officer and risk team with Board-level oversight, has been built over more than a decade, providing payers and clients confidence in our solutions. Flywire's commitment to payment security and industry leadership is underscored by the appointment of two FlyMates to the PCI Security Standards Council (PCI SSC) Board of Advisors.
•
Governance and ethics: Flywire is committed to ethical and compliant business practices and good corporate governance for the long-term success of our company and stakeholders. We have a Code of Conduct that is actively enforced and mandatory training across a spectrum of important topics, ranging from anti-money laundering to sexual harassment to information security best practices.
•
Environmental impact: Flywire conducts an annual greenhouse gas emissions audit, over our own operations and our most significant value-chain emissions with a vision to reduce our carbon-intensive activities and improve overall energy efficiencies. Since 2020, Flywire has also supported Tomorrow's Air (permanent carbon-removal collective) and the Adventure Travel Conservation Fund (ATCF), converting financial support into measurable climate and biodiversity gains on four continents.

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
•
We may experience quarterly and annual fluctuations in operating results.
•
We undertook restructuring activities that may not yield their intended efficiencies and could strain resources, negatively impact workforce morale, and slow down execution of our strategic plans.
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
•
Our business depends, in large part, on our proprietary network of global, regional, and local banking partners and our relationships with other third-parties.
•
Our markets are highly competitive.
•
The estimates of market opportunity and our ability to capture a meaningful share of this payment volume may prove to be inaccurate.
•
Our education business may be adversely affected by decreases in enrollment or tuition, cutbacks in governmental financial support, limitations or other restrictions on student visas to international students, actual and proposed U.S. policy changes and enforcement practices, or increased operating expenses for our clients.

•
The healthcare industry is rapidly evolving.
•
Our travel business may be sensitive to events affecting the travel industry in general.
•
We may be unable to enter or expand into new verticals or sub-verticals, including our B2B vertical.
•
There could be consolidation in the payment processing or enablement industry.
•
We may be adversely impacted by global economic and political instability.

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
•
We may be unable to maintain or expand our ability to offer a variety of local and international payment methods or grow and develop preferred payment choices.
•
Improper or unauthorized use of, disclosure of, or access to personal or sensitive data could harm our reputation.
•
We may be subject to cyberattacks or security vulnerabilities.
•
Our risk management efforts may not be effective to prevent fraudulent activities by our clients, FlyMates or other third parties.
•
We may fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing business needs, requirements, or preferences.
•
Our use of artificial intelligence (AI) may result in operational challenges, legal liability, reputational harm, competitive risks and enhanced regulatory and fraud concerns.
•
Changes to payment card networks fees or rules could harm our business.
•
If we lose key members of our management team or are unable to attract and retain executives and employees we need to support our operations and growth, our business may be harmed.
•
Our business could be harmed as a result of the risks associated with our acquisitions.
•
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
•
Our Repurchase Program, may not achieve our goals or meet expectations.

Risks Related to Our Business and Industry

We have a history of operating losses and may not achieve or sustain profitability in the future.

We were incorporated in 2009 and although we have only generated net income for the years ended December 31, 2024 and 2025, we have incurred net losses in the past, and may incur net losses in the future. We generated net income of $13.5 million and $2.9 million for the years ended December 31, 2025 and 2024, and generated net loss of $8.6 million for the year ended December 31, 2023, respectively. In addition, as of December 31, 2025, we had an accumulated deficit of $157.4 million. We have experienced significant revenue growth in recent periods and we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to strategically and selectively invest in headcount, to further develop our solutions, including introducing new functionality, and to expand our marketing programs and sales teams to drive new client adoption, expand strategic partner integrations, and support international and product expansion. Our operating results are also impacted by the mix of our revenue generated from our different revenue sources, which include transaction revenue and platform and other fee revenue. Changes in our revenue mix from quarter to quarter, including those derived from cross-border or domestic currency transactions, will impact our margins, and we may not be able to grow our gross margin adequately to achieve or sustain profitability. In addition, the mix of payment methods utilized by our clients’ customers may have an impact on our margins given that our costs associated with certain payment methods, such as credit cards, are higher than other payment methods accepted by our solutions, such as bank transfers. Due to the cross-border nature of much of our business, fluctuations in foreign currency exchange rates, slowdowns in international mobility and other regional considerations may affect our operating results. We will also face increased compliance and security costs associated with growth, the expansion of our client base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to sustain profitability, the value of our business and common stock may significantly decrease.

If the assumptions we use to plan our business are incorrect or change in reaction to changes in our markets, or if we are unable to maintain consistent revenue or revenue growth, it may be difficult to maintain profitability. Our financial results from any prior quarterly or annual periods should not be relied upon as an indication of our future revenue or growth in revenue, gross profit, gross margins, volume of payments processed, or other operating results.

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

These investments may not result in increased revenue growth in our business. If we are unable to increase our revenue at a rate sufficient to offset the increase in our costs, our business, financial position and operating results will be harmed, and we may not be able to achieve or maintain profitability over the long term.

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

As the market for our solutions matures, or as new or existing competitors introduce new products or services that compete with our solutions, we may experience pricing pressure. This competition and pricing pressure could have an adverse effect on our ability to retain existing clients or attract new clients at prices that are consistent with our pricing model, operating budget and expected operating margins. In particular, it has become more common in the education sector for competitors to offer generous revenue sharing arrangements for clients we target. Our business could be adversely affected if clients or their customers perceive that features incorporated into alternative products reduce the need for our solutions or if they prefer to use competitive services. If we are unable to attract new clients and increase the number of our clients’ customers that use our solutions, our revenue growth and operating results will be adversely affected. Further, in an effort to attract new clients and increase usage by their customers, we may need to offer simpler, lower-priced payment options, which may reduce our revenue and other operating results.

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

We may experience quarterly and annual fluctuations in our operating results, as well as our key metrics, due to a number of factors which make our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

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

Our operating results have varied in the past and are expected to continue to do so in the future. In addition to other risk factors listed in this section titled “Risk Factors”, factors that may affect our quarterly and annual operating results, business and financial condition include the following:

•
demand for our solutions and the number, volume and timing of payments processed;
•
timing of tuition payments;
•
actual or threatened government restrictions or related suspensions, limitations or delays on the issuances of visas, such as those being implemented in the U.K., Canada, Australia, and the U.S.;
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
•
failure to successfully manage or integrate any acquisitions, including our most recent acquisitions of Sertifi, Invoiced and StudyLink;
•
the outcome or publicity surrounding any pending or threatened lawsuits or government investigations;
•
general economic and political conditions in our domestic and international markets, including heightened interest rates, imposition of tariffs, inflation and fluctuations in supply chains, regional or global economic recession, and restrictions on cross-border travel or commerce;
•
changes in the level of scrutiny applied by regulators, clients, and investors on our social impact efforts;
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

We undertook restructuring activities that may not yield their intended efficiencies and could strain resources, negatively impact workforce morale, and slow down execution of our strategic plans.

In February 2025, we announced a restructuring plan designed to improve operational efficiencies, reduce operating costs and better align our workforce with current business needs, top strategic priorities and key growth opportunities (Restructuring Plan). As part of the Restructuring Plan, we implemented a reduction in force. These actions and other additional measures we might take to reduce costs may potentially result in a strain our workforce, divert management attention, yield attrition beyond our intended reduction in force, negatively impact employee morale and productivity, the loss of institutional knowledge and expertise, cause us to delay, limit, reduce or eliminate certain strategic plans or otherwise interfere with our ability to operate and grow our business effectively, each of which could have an adverse impact on our business, operating results and financial condition. Additionally, as we are operating our business with a different level and mix of employees, we face additional risk that we might not be able to execute on our strategic plans and product roadmap, which may have an adverse effect on our business, financial condition, and operating results. Moreover, the workforce reduction we implemented, and any other future reductions, may negatively impact our ability to attract, integrate, retain and motivate highly qualified employees, make it difficult for us to pursue new opportunities and initiatives, and may harm our reputation with current or prospective employees.

Our operational and business portfolio reviews may not result in improvements to our financial performance, strategy, or operations, and we face a number of risks related to such reviews.

Our operational and business portfolio reviews are ongoing, and are expected to encompass geographies, products, verticals, and cost structure, and explore various options and an operational cost-saving review to identify efficiencies and synergies across all of our business areas, including opportunities to combine and optimize systems and processes. Implementation of a go forward plan and any other cost-saving initiatives, including possible future restructuring efforts, may be costly and disruptive to our business, the expected costs and charges may be greater than forecasted, and the estimated cost savings may be lower than forecasted. We may not achieve the desired strategic, operational, and financial benefits of any actions previously taken, or taken in the future, as a result of our operational and business portfolio reviews. Further, we may not be able to successfully execute the desired changes. During the pendency of these reviews or any transaction that may occur as a result of these reviews, we may be subject to risks related to a decline in the business or employee morale and turnover, as well as distraction of management from our business and clients, and investors may not react favorably to our decisions, which could adversely affect our business, results of operations and the market price of our common stock. If we are unable to successfully complete our operational and business portfolio reviews or we are unable to complete the proposed outcomes of these reviews or they do not meet our strategic objectives, our business, results of operations and financial condition could be adversely affected.

We are continuing to carefully consider the full range of options for maximizing value to our shareholders, including potential transactions with third-parties and other strategic and financial alternatives. There can be no assurance that the operational and business portfolio reviews will result in any particular action or that a transaction will be consummated, nor can there be any assurance regarding the timing of any action or transaction. We have not set a deadline or definitive timetable for the completion of our reviews, and we can provide no assurance that any actions taken or any transaction or other strategic alternative we may pursue will achieve the anticipated cost savings, operating efficiencies or have a positive impact on our results of operations or financial condition.

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

A majority of the total payment volume we have historically processed is cross-border payments denominated in many foreign currencies, which subjects us to foreign currency risk. The strengthening or weakening of the U.S. dollar versus these foreign currencies impacts the translation of our net revenues generated in these foreign currencies into the U.S. dollar. For example, for the year ended December 31, 2025, as the U.S. Dollar weakened against several currencies, including the British Pound, relative to the prior year, these foreign exchange impacts increased our reported revenue in U.S. Dollars by approximately $6.6 million compared to the prior year on a foreign exchange (FX) Neutral basis.

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

We track certain key performance indicators, including metrics such as total payment volume, revenue less ancillary services, FX Neutral Revenue Less Ancillary Services, adjusted gross profit, adjusted gross margin, adjusted EBITDA, and adjusted EBITDA margin, with internal systems and tools and which may differ from estimates or similar metrics published by third-parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our key performance indicators, including the metrics we publicly disclose, or our estimates. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates for the applicable period of measurement, there are inherent challenges in measuring these metrics across our growing client base. If our key performance indicators are not accurate representations of our business, or if investors, clients or other stakeholders do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our operating and financial results could be adversely affected.

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

Our growth depends in part on the success of our relationships with other (non-banking) third-parties.

We have established relationships with a number of other companies, including financial institutions, processors, other financial services suppliers, channel sales partners, providers of electronic health records (EHR) services, implementation partners, technology and cloud-based hosting providers, and others. In order to grow our business, we will need to continue to establish and maintain relationships with these types of third-parties, and negotiating and documenting relationships with them requires significant time and resources. Our competitors may be more effective in providing incentives to third-parties to favor their products or services. If we are unsuccessful in establishing or maintaining our relationships with third-parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results could suffer. Even if our strategic relationships are successful, we cannot assure you that these relationships will result in increased client usage of our solutions or increased revenues.

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

We are reliant on our education clients, including colleges, universities and other education-related organizations that include language schools, boarding schools, summer programs, and others, to drive enrollment at their schools and maintain tuition costs. Factors outside of our control will affect enrollments and tuition costs, including the following:

•
Declines in international student enrollment. Global conflict, geopolitical tensions and restrictions on immigration and revocations, suspensions or increased restrictions or limitations on the award of student visas (such as those being implemented in the U.S., U.K., Canada, and Australia) has and is expected to continue to negatively impact the cross-border education industry and schools that rely on foreign student populations.
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
•
A U.S. government shutdown could result in the suspension, delay or cancellation in education grants and loans or in the issuance of visas or visa denials, any of which could discourage prospective international students from choosing U.S. institutions as places for study or otherwise negatively impact our revenues derived from such students.
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

In January 2024, the Canadian government announced what at the time appeared to be a temporary intake cap on international student permit applications to stabilize new growth for a period of two years. This cap – intended to address Canada’s housing shortage, overburdened health systems, and rising costs of living – has reportedly reduced the number of international students coming to Canada by about 40% since implementation. Building on these changes, the Immigration, Refugees, and Citizenship Canada (IRCC) announced in January 2025 that new study permits for international students will be reduced by 10% from the 2024 target of 485,000 to 437,000 in 2025 and 2026. In November 2025, the IRCC announced that it expects to issue up to 408,000 study permits, including 155,000 to newly arriving international students, as outlined in the 2026–2028 Immigration Levels Plan, and 253,000 extensions for current and returning students. This number is 7% lower than the 2025 issuance target of 437,000 and 16% lower than the 2024 issuance target of 485,000. As of January 1, 2026, master’s and doctoral level students enrolled at a public designated learning institution in Canada will not need to submit a provincial or territorial attestation letter with their study permit application. Additionally, in November 2024, Canada ended its Student Direct Stream (SDS) program for expedited international student visa processing, and international students applying to study in Canada no longer need to prepay tuition to apply for a study permit. These limitations have resulted in a corresponding reduction in payment flows, which had an adverse effect on our business for the year ended December 31, 2025.

Similarly, since late 2023, the Australian government has taken actions to tighten international student visa rules, including an increase in the amount of minimum savings that international students would need to have in order to obtain a visa, raising the standards of the English language proficiency requirements for student and graduate visas, a 125% increase in the visa fee for international students, and the imposition of a ban for holders of visitor visas and students holding temporary graduate visas from applying for a student visa while in Australia. In August 2024, the Australian government announced the setting of a national planning level to apply from January 1, 2025 and which is intended to limit the number of new overseas student places available in Australia – including a ceiling of 270,000 international students for calendar year 2025. However, in December 2024, the government announced a change of course, instead implementing a system to introduce two categories of student visa processing: “high priority” and “standard priority”, with all international education providers to receive high priority processing up to 80% of their indicative international student cap. After reaching 80%, the providers will receive standard priority processing. In August 2025, the Australian government announced the setting of a national planning level to apply a ceiling of 295,000 international students for 2026. These new Australian government policies, including university quotas, slower visa processing, higher fees, and stricter financial and language requirements, has had an adverse impact on our business for the year ended December 31, 2025, and we anticipate will continue to impact our Australian revenues in 2026.

The Australian government reclassified India as a highest-risk (Evidence Level 3) student-visa assessment jurisdiction under its Simplified Student Visa Framework (SSVF), shifting India from Evidence Level 2 to the more stringent Evidence Level 3 category effective January 8, 2026. This reclassification was attributed to what the Department of Home Affairs described as “emerging integrity risks,” including concerns about non-genuine applications and fraudulent documentation within the student visa system. Indian student visa applicants are now required to submit more extensive documentation, including detailed financial evidence, authenticated academic records, proof of English language proficiency, and may be subject to additional background checks or interviews before a visa decision can be finalized. Some expected impacts to Australian universities include:

•
Expectation of longer student visa processing times, potentially extending from current medians to eight or more weeks, which could disrupt admissions and orientation schedules.
•
Increased administrative burden on international offices and recruitment staff to assist Indian applicants with enhanced documentation and compliance requirements.
•
Risk of a reduction in Indian student enrollments or delays in arrival, affecting tuition revenue and program planning.
•
Necessity for universities to adjust intake planning, including staggered start dates or expanded online coursework, to accommodate delayed visa issuance.
•
Potential for higher refusal rates requiring additional counseling and risk management for affected applicants.

Flywire could experience reduced transaction volumes and delayed payment flows from its Australian clients’ Indian student corridors due to slower visa processing times, increased application friction, and potential declines in enrollment. These factors could adversely affect our revenue growth in the Asia-Pacific education vertical and increase operational complexity associated with refunds, deferred intakes, and compliance-related payment adjustments.

In the U.K. as well, there have recently been significant modifications to the process and standards for issuance of international student visas which may reduce demand for international study and adversely affect our business. In

November 2025, the U.K. budget confirmed that a levy of £925 per student per year of study will commence from August 2028, at the start of the 2028/29 academic year, for higher education institutions in England. All providers will be given an allowance of the first 220 international students per year not paying the levy, which may protect smaller, specialist providers from paying the charge. Of potentially more significance is the reduction of the U.K.’s Graduate Route post-study-work-visa from 24 to 18 months as taking effect for visa applications made after January 1, 2027. The change applies to bachelor’s and master’s degrees, and not to PhDs (which retain a 3-year option). All of these changes in UK visa policies for international students could potentially discourage international students from studying in the U.K. and have an adverse impact on our business.

Other governments where our client institutions are located, including in the U.S., may introduce measures from time to time to manage the growth of the international student population in their respective countries, which may have adverse effects on our business. For example, the U.S. government’s recent announcement to impose a $100,000 filing fee per new H-1B visa could adversely impact demand for international students to attend our client institutions in the U.S. The new H-1B visa fee does not apply to international students already in the U.S. looking to apply for a status change. Our U.S. market saw slower growth for the year ended December 31, 2025, due to shifting visa trends. In addition, in 2025 U.S. policy shifts have prompted dramatic action to rescind student visas (including deportation of students), plan additional cutbacks to the volume of international student visa issuances, and more closely scrutinize applications for international student visas, and to cut government support for higher education, adding to uncertainty around the number of students coming to the U.S. to study in the near future. Delays in issuances of visas or visa denials – which could be exacerbated by the recent U.S. government shutdown – may discourage prospective international students from choosing U.S. institutions as places for study. Recent proposals in Congress to tighten visa stay rules and to implement the “OPT Fair Tax Act” could further dampen demand among international students to study in the U.S. The existing rules and any introduction of new rules further limiting the attractiveness of international study by the governments of countries where our client institutions are located has and is expected in the near term to continue to adversely impact the growth of our business in the applicable regions. In addition to caps on international students, government changes to other visa or student insurance requirements (for example, no longer requiring a one year tuition deposit as a condition to issuance of a student visa, or eliminating a need to procure insurance) may negatively impact payment volume. The existing rules and any introduction of new rules further limiting potential payment flows or the attractiveness of international study by the governments of countries where our client institutions are located has and could continue to adversely impact our business, operating results, and financial condition. Changes to U.S. immigration policy can also dampen demands for international study.

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

A number of recent actual and proposed U.S. policy changes and enforcement practices could reshape the U.S. private secondary and higher education landscape, impacting students, our client educational institutions, and the wider educational framework in the United States.

In 2025, there were a number of actions and policies proposed or taken which have unsettled the U.S. private secondary and higher education sector, a historically significant source of clients and revenue for us. Any one or combination of these potential acts and policies coming to fruition or further developing – or even a perception or fear of occurrence – could negatively affect student enrollment at U.S. private boarding schools and colleges and universities, lead to diminishing operating budgets, and adversely affect our business and operating results and financial condition. Among these proposed or actual policies are:

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
•
Visa appointment cancellations, unavailability or delays in scheduling interviews as well as higher visa rejection rates - especially as to potential students from the countries that send the most students to the United States; and
•
Students pivoting away from study and research in the United States. According to some studies, the top five countries that international students and scholars have indicated they are turning to instead of the United States are: United Kingdom, Australia, Canada, China, and Germany. The European and Asian study destinations that are gaining in market share of student interest often carry lower tuition and related costs of living relative to the United States, which can result in lower volume of payments processed within our education vertical.

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

In addition, in the U.S., the “One Big Beautiful Bill” contains a number of provisions with the potential to significantly change the landscape for financing undergraduate and graduate study and which could adversely affect the demand for higher education in the U.S. The One Big Beautiful Bill limits Pell Grant awards (which provide gift aid to low-income students), eliminates the Grad PLUS program, and sets new limits for graduate and professional students for Direct Unsubsidized Loans. The new bill also caps parent loans to finance undergraduate education, and changes student loan repayment options, among other modifications. Most of these changes do not go into effect until July 1, 2026. The bill may impact U.S. student enrollment in undergraduate and postgraduate programs and could materially and adversely affect our revenue and results of operations.

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

Events like regional or larger scale conflicts, war or other military conflict, including the recent conflicts between Russia and Ukraine, and Israel and Hamas, and Israel and Iran (which has also featured military strikes by the U.S. against Iran), terrorist attacks, mass shooting incidents, natural disasters, such as hurricanes, earthquakes, fires, droughts, floods and volcanic activity, including events resulting from climate change, and travel-related health events, such as the COVID-19 pandemic, have had a negative impact on the travel industry and affect travelers’ behavior by limiting their ability or willingness to visit certain locations. In addition, the travel industry can be negatively impacted by adverse economic conditions in the United States and globally, including economic slowdown, recessionary trends, heightened interest rates and inflation. We are not in a position to evaluate the net effect of these circumstances on our business as these events are largely unpredictable; however, we believe there has been and may continue to be negative impact to our business due to such events. Furthermore, in the longer term, our business might be negatively affected by regulatory changes, financial pressures on or changes to the travel industry. For example, certain jurisdictions, particularly in Europe, have implemented or are considering implementing regulations intended to address the issue of “overtourism” including by restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas, such as by restricting construction of new hotels or the renting of homes or apartments. Such regulations could adversely affect travel and the volume of travel related payments that we process for our clients. In addition, any hostility towards tourists may depress international travel. The United States has implemented or proposed, or is considering, various changes in laws, regulations or policies such as the imposition of tariffs or sanctions that could affect U.S. trade policy or practices, relations with other countries and travel permits, which could also adversely affect travel to or from the United States. If such events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business. The payment volume from our travel vertical represented less than 10% of our total payment volume during the year ended December 31, 2025. Because we seek to grow the payment volume and the revenue from this vertical in the future through various initiatives, including our Sertifi acquisition, failure to grow our payment volume and resulting revenue from this industry, may have an adverse effect on our business, operating results and financial condition.

If we are unable to enter or expand new client verticals or sub-verticals, including our relatively new B2B payment vertical, or if our solutions for any new vertical fail to achieve market acceptance, our operating results could be adversely affected and we may be required to reconsider our growth strategy.

Our growth strategy is influenced, in part, on our ability to expand into new client verticals and sub-verticals, including our relatively new B2B payment vertical. The B2B payment vertical represents a relatively new market for us, and we have limited prior experience with the key ERP platforms that are critical to the B2B payment vertical. Accordingly, our lack of experience in the B2B payment vertical and with the key ERP platforms may result in operational difficulties, which could cause a delay or failure to integrate and realize the benefits of entering into this vertical. In addition, B2B payments carry a higher risk profile than education or healthcare receivables, and we will be required to devote more resources to manage the increased risk inherent in these payments. Banking and other payment services partners may be more reluctant to support B2B payment flows, and countries with currency controls are less likely to permit payments of a B2B nature. Our payment volume and resulting revenue from serving the B2B vertical is highly sensitive to restrictions on the cross-border commerce on which our clients rely, and declining economic conditions, increases in the costs or unavailability of imported goods and services due to imposition of tariffs, sanctions or other restrictions, could adversely affect our development of this vertical or our overall operating results and financial condition. The payment volume and resulting revenue from our B2B payment vertical during the year ended December 31, 2025 represented, and is expected for the foreseeable future to represent, less than 10% of our total payment volume and revenue. We expect both the payment volume and the revenue from this vertical to grow over time. As such, failure to grow our payment volume and resulting revenue from our B2B payment vertical may have an adverse effect on our business, operating results and financial condition.

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

As we seek to continue to operate and expand our business, our overall performance will depend in part on worldwide economic and geopolitical conditions. Economies domestically and internationally have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, heightened interest rates, reduced corporate profitability, employment pressures in services sectors, volatility in the banking ecosystem or credit, equity and foreign exchange markets, bankruptcies, as well as war, terrorist activity, political or social unrest, civil strife and other geopolitical uncertainty, or the effects of ongoing diplomatic and trade friction between Canada and India and the U.S. and countries such as Canada, Mexico and China, and the resulting impact on business continuity and travel, supply chain disruptions, inflation, security issues, and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. To the extent that inflationary pressures and other global factors lead to an economic recession, demand for our solutions, our business and financial condition could be negatively impacted. In addition, from time to time we have reduced expenses and needed to restructure or reorganize certain portions of our operations, including our restructuring announced in February 2025, in order to align our business with market conditions and our strategies, any of which can result in near term expense and harm to our growth prospects.

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

Inflation and heightened interest rates have and may in the future result in decreased demand for our solutions, increases in our operating costs including our labor costs, constrained credit and liquidity, and volatility in financial markets and the banking ecosystem. Although the Federal Reserve lowered interest rates by 25 basis points on each of September 17, 2025, October 29, 2025, and December 10, 2025, interest rates remain elevated and there continues to be uncertainty in the changing market and economic conditions, including the effects of additional measures that have and could be taken by the Trump administration, the Federal Reserve and other government agencies, related to concerns over inflation risk. A sharp rise in interest rates could have an adverse impact on the fair market value of securities we may invest in as part of our portfolio investments, which could adversely affect our financial results.

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

For the year ended December 31, 2025, we processed over $37.6 billion in payments on our solutions, compared to over $29.7 billion for the year ended December 31, 2024, and approximately $24.0 billion for the year ended December 31, 2023. We have grown rapidly and seek to continue to grow, and our business is subject to the risk of financial losses as a result of chargebacks for client-related losses, credit losses, operational errors, software defects, service disruption, employee or partner misconduct, security breaches, or other similar actions or errors in our solutions. As a provider of accounts receivable and other payment solutions, we enable the transfer of funds to our clients from their customers. Software errors in our solutions, including as a result of ordinary course updates to our software and systems, and operational errors by our FlyMates and business partners may also expose us to losses. In our business model, subject to certain exceptions, we function as a merchant of record in connection with the receipt of payments by our clients’ customers, which subjects us to chargeback risk in the event a client’s customer cancels or otherwise does not receive the services for which such customer paid. Although our client contracts allow us to pass such chargeback risk to our client, if a client has gone out of business or we are otherwise unable to collect on the chargeback, we will bear the economic loss, which can negatively impact our business.

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

We are responsible for data security for ourselves and for third-parties with whom we partner and under the rules and regulations established by the payment networks, such as Visa, Mastercard and American Express, and debit card networks and by industry regulations and standards that may be promulgated by organizations such as NACHA, which manages the governance of the ACH network in the United States. These third-parties include our distribution partners and other third-party service providers and agents. We and other third-parties collect, process, store and/or transmit personal and sensitive data, such as names, addresses, social security numbers, credit or debit card numbers and expiration dates, driver’s license numbers and bank account numbers. We have ultimate liability to the payment networks and to our clients for our failure or the failure of third-parties with whom we contract to protect this data in accordance with PCI DSS and network requirements. The loss, destruction or unauthorized modification or disclosure of merchant or cardholder data by us or our contracted third-parties could result in significant fines, sanctions, claims, litigation and proceedings or actions against us by the payment networks, governmental entities, clients, client customers or others and damage our reputation.

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

Threats may derive from human error, fraud, or malice on the part of employees or third-parties, or from accidental technological failure. For example, certain of our FlyMates have access to personal and sensitive data that could be used to commit identity theft or fraud. Concerns about security increase when we transmit information electronically because such transmissions can be subject to attack, interception, or loss. Also, computer viruses can be distributed and spread rapidly over the Internet and could infiltrate our systems or those of our contracted third-parties. Denial of service or other attacks could be launched against us for a variety of purposes, including interfering with our solutions or to create a diversion for other malicious activities. These and other types of actions and attacks could disrupt our delivery of solutions or make them unavailable. Any such actions or attacks against us or our contracted third-parties could impugn our reputation, force us to incur significant expenses in remediating the resulting impacts, expose us to uninsured liability, result in the loss of our bank sponsors or our ability to participate in the payment networks, increase our risk of regulatory scrutiny and the costs associated with such scrutiny, subject us to lawsuits, fines or sanctions, distract our management, or increase our costs of doing business.

We and our contracted third-parties could be subject to security breaches by hackers. Our encryption of data and other protective measures may not prevent unauthorized access to or use of personal and sensitive data. A breach of a system may subject us to material losses or liability, including payment network fines, assessments and claims for unauthorized purchases with misappropriated credit, debit or card information, impersonation, or other similar fraud claims. A misuse of such data or a cybersecurity breach could harm our reputation and deter clients and their customers from using electronic payments generally and our solutions specifically, thus reducing our revenue. In addition, any such misuse or breach could cause us to incur costs to correct the breaches or failures, expose us to uninsured liability, increase our risk of regulatory scrutiny and the costs associated with such scrutiny, subject us to lawsuits, and result in the imposition of material penalties and fines under state and federal laws or by the payment networks. The insurance coverage we maintain to cover cyber risks may be insufficient to cover all losses. In addition, a significant cybersecurity breach of our systems or communications could result in payment networks prohibiting us from processing transactions on their networks or the loss of our bank sponsors that facilitate our participation in the payment networks, either of which could materially impede our ability to conduct business.

Additionally, it is also possible that unauthorized access to sensitive customer and business data may be obtained through inadequate use of security controls by our clients, suppliers or other vendors.

We have administrative, technical, and physical security measures in place, and we have policies and procedures in place to both evaluate the security protocols and practices of our vendors and to contractually require service providers to whom we disclose personal data to implement and maintain privacy and security measures. However, we cannot provide assurance that the contractual requirements related to security and privacy that we impose on our service providers will be followed, or that those requirements, or our internal measures, will be adequate to prevent the unauthorized use or disclosure of data. If our privacy protection or security measures or those of the previously mentioned third-parties are inadequate or are breached as a result of third-party action, employee or contractor error, malfeasance, malware, phishing, hacking attacks, system error, software bugs or defects in our solutions, trickery, process failure, or otherwise, and, as a result, there is improper disclosure of, or someone obtains unauthorized access to or extract funds or sensitive information, including personally identifiable information, on our systems or our partners’ systems, or if we suffer a ransomware or advanced persistent threat attack, or if any of the foregoing is reported or perceived to have occurred, our reputation and business could be damaged. Recent high-profile security breaches and related disclosures of personal and sensitive data by large institutions suggest that the risk of such events is significant, even if privacy protection and security measures are implemented and enforced. If personal or sensitive information is lost or improperly disclosed or threatened to be disclosed, we could incur significant costs associated with remediation and the implementation of additional security measures, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. In addition, we may incur significant liability and financial loss and may be subject to regulatory scrutiny, investigations, proceedings, and penalties and our reputation may be harmed. Additional risks will emerge to the extent we incorporate artificial intelligence in our solutions. Artificial intelligence algorithms or automated processing of data may be flawed, and datasets may be insufficient or may use third-party artificial intelligence with unclear intellectual property rights or interests. Inappropriate or controversial data practices by us or others could subject us to lawsuits, regulatory investigations, legal and financial liability, or reputational harm. Additionally, our use of artificial intelligence may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents.

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

Cyber incidents have been increasing in sophistication and frequency and can include third-parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Providers of payment and accounts receivable software have frequently been targeted by such attacks and due to the wars in the Ukraine and Gaza and continued political uncertainty involving Russia and Ukraine, and Israel and Hamas and Iran, respectively, and potentially other regions of Europe and the Middle East, there is an increased likelihood that escalation of tensions could result in cyberattacks that could either directly or indirectly impact our operations. In addition, the development and implementation of AI technologies may further increase our exposure to or exacerbate the risks of cyberattacks or other security incidents, particularly where such technologies are exploited by third-parties to breach our or other parties’ systems, including when such technologies are used to target our employees or impersonate members of senior management in order to gain unauthorized access to our systems. Because of this, we face additional cybersecurity challenges, including threats to our own IT infrastructure or those of our clients, our clients’ customers, and/or third-party providers, that may take a variety of forms ranging from stolen bank accounts, business email compromise, client employee fraud, account takeover, or check fraud, to “mega breaches” targeted against payment and accounts receivable software, which could be initiated by individual or groups of hackers or sophisticated cyber criminals using any of the methods described above. A cybersecurity incident or breach could result in disclosure of confidential information and intellectual property, or cause production downtimes and compromised data. We have in the past experienced cybersecurity incidents of limited scale, and we may in the future experience other data security incidents or breaches affecting personally identifiable information or other confidential business information. We may be unable to anticipate or prevent techniques used in the future to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. As we increase our client base and our brand becomes more widely known and recognized, third-parties may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our clients’ (or our clients’ customers’) data.

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

Our risk management efforts may not be effective to prevent fraudulent activities by our clients, FlyMates or other third-parties, which could expose us to material financial losses and liability and otherwise harm our business.

Our software provides payment facilitation solutions for a large number of our clients and their customers. We are responsible for performing KYC reviews of our clients, sanctions screening their customers, and monitoring transactions for fraud. We have been and may continue to be targeted by parties who seek to commit acts of financial fraud using techniques such as stolen identities and bank accounts, advanced uses of AI for fraudulent purposes, compromised business email accounts, employee or insider fraud, account takeover, false applications, and fake invoicing. We may suffer losses from acts of financial fraud committed by our clients, our clients’ customers and purported customers, our FlyMates and payment partners or third-parties.

The techniques used to perpetrate fraud are continually evolving and we may not be able to identify all risks created by new solutions or functionality. Our risk management policies, procedures, techniques, and processes may not be sufficient to identify all of the risks to which we are exposed, to enable us to prevent or mitigate the risks we have identified, or to identify additional risks to which we may become subject in the future. Furthermore, our risk management policies, procedures, techniques, and processes may contain errors or our FlyMates or agents may commit mistakes or errors in judgment as a result of which we may suffer large financial losses. The software-driven and highly automated nature of our solutions could enable criminals and those committing fraud to steal significant amounts of money accessing our solutions. As greater numbers of our clients' customers use our solutions, and we serve clients in industries that are at higher risk for fraudulent activity, our exposure to material risk losses from a single client, or from a small number of clients, will increase. In addition, our clients or their customers may suffer losses from acts of financial fraud by third-parties posing as us through account takeover, credential harvesting, use of stolen identities and various other techniques, which could harm our reputation, consume significant time of our compliance, security and client relations teams to investigate and remediate, or prompt us to reimburse our clients for such losses in order to maintain client business relationships.

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

We rely on a third-party digital asset partner to process stablecoin transactions and facilitate fiat conversion. Any operational failure, security breach, or regulatory action affecting our third-party digital asset partner could expose us to additional financial, regulatory, operational, and market risks that could adversely affect our business, financial condition, and results of operations.

To enable our clients to offer stablecoin payment options, we partner with a third-party digital asset service provider (the "Digital Asset Partner"). Under this arrangement, the Digital Asset Partner receives the stablecoins directly from the client's customer, converts the digital assets into fiat currency, and settles the fiat currency to us for payout to our client. We do not buy, sell, receive, transmit, custody, hold, issue, or exchange digital assets. However, we are highly dependent on the operational and financial stability of our Digital Asset Partner. If our Digital Asset Partner experiences system outages, cybersecurity breaches, insolvency, or loss of its regulatory authorizations or banking relationships, the conversion and settlement of funds could be delayed or frozen (temporarily or permanently).

Stablecoins also introduce additional operational and cybersecurity risks. The blockchain networks and digital wallets our Digital Asset Partner uses to process stablecoin transactions may be vulnerable to congestion, security breaches, hacking, phishing attacks, software bugs, hard forks, and network failures. Any of these could result in the loss or theft of stablecoin funds, for which we may have limited recourse due to the decentralized and irreversible nature of blockchain transactions. If our Digital Asset Provider, the public blockchain networks, or any stablecoin issuers experience insolvency, operational disruptions, or fraudulent activity, our Digital Asset Partner’s ability to process payments or convert stablecoins to fiat currency could be impaired, potentially leading to financial losses or liquidity constraints.

Although we operate exclusively in fiat currency, our Digital Asset Partner’s processing of stablecoin payments indirectly exposes us to complex, evolving, and uncertain digital asset regulations. The regulatory environment surrounding stablecoins remains uncertain and rapidly evolving. Legislatures and regulatory bodies, including foreign authorities, continue to evaluate whether stablecoins constitute securities, commodities, or other regulated financial instruments. Although our business model is limited to receiving and settling in fiat currency, regulators may interpret existing laws and regulations to apply to our activities or our integration with our Digital Asset Partner. In addition, new laws, regulations, or enforcement actions could impose significant compliance obligations on our Digital Asset Partner or on us, including additional licensing, AML and KYC requirements. This could restrict our ability to continue collaborating with our Digital Asset Partner, result in unfavorable changes in use, transfer, and redemption of stablecoins, or impose tax liabilities upon stablecoin holders. Noncompliance with such regulations, even unintentional, could result in fines, penalties, legal proceedings, and reputational harm. Furthermore, if a stablecoin issuer is deemed non-compliant with applicable laws, it could disrupt our payment operations or expose us to liability for including a non-compliant stablecoin as a payment option in our client’s checkout.

The stablecoins utilized in our payment flows may be subject to "de-pegging" events and market volatility and are not protected by deposit insurance. Although stablecoins are designed to maintain a stable value while being pegged to fiat currencies like the U.S. dollar, the stability and reliability of stablecoins are not guaranteed and depend on various factors beyond our control, including the financial health of the issuing entity, the adequacy and liquidity of reserve assets, and the effectiveness of the underlying stabilization mechanisms. A stablecoin that our Digital Asset Partner handles may experience a significant devaluation or “de-pegging” event (“De-pegging Event”), where its market value drops materially below its intended fiat value peg due to algorithmic failures, lack of adequate reserve assets, or panic selling. If a De-pegging Event occurs during the window between a payer initiating a checkout and our Digital Asset Partner executing the conversion from stablecoin to fiat, it could result in a shortfall of fiat funds delivered to us, causing us to incur losses. A De-pegging Event could also cause disruptions in transaction processing and may cause our clients or our client's customers to lose confidence in us. All of these things could negatively impact our financial condition, operations, and reputation. Moreover, stablecoins are not subject to any deposit insurance protection scheme, and the presence of fiat currency reserves is not a guarantee for redemption. There is a possibility that the assets that stablecoin issuers hold in reserves are not sufficient or may not be available for redemption at times of extremely high demand. Volatility spikes in the cryptocurrency markets also might lead to De-pegging Events.

Stablecoins are a relatively new payment method, and they present additional risks related to market acceptance. If clients or their customers lose confidence in stablecoins due to volatility, scandals, legislative or regulatory actions, or other factors, demand for stablecoin payment options could decline or we would be forced to incur costs to adapt to such changes. Conversely, if we cease enabling stablecoin as a payment method in response to these risks, we may alienate a segment of our client or client’s customer base that prefers cryptocurrency payments, potentially reducing our market competitiveness.

Fluctuations in the broader cryptocurrency market could also indirectly impact stablecoin transactions. A significant downturn in cryptocurrency prices or public sentiment could trigger redemption pressures on stablecoin issuers, straining their reserves and increasing the likelihood of instability. Such events could disrupt our Digital Asset Partner’s payment processing capabilities and financial position and, in turn, negatively impact our financial condition, operations, and reputation

If we fail to adapt and respond effectively to rapidly and significantly changing technology, evolving industry standards, changing regulations, and changing business needs, requirements, or preferences, or if we fail to continue to grow and develop our payments solutions, our business may be materially and adversely affected.

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

Our use of AI may also lead to novel cybersecurity or privacy risks, including those that implicate the confidential and personal information of users of AI-powered solutions, which may adversely affect our operations and reputation and expose us to legal liability or regulatory risks, including with respect to third-party IP rights or privacy, publicity, contractual, or other rights. If any of our employees, contractors, or other third-parties with whom we partner input confidential or personal information while using any third-party AI-powered solution in connection with our business or the products, solutions, and services they provide to us, such practice may lead to the inadvertent disclosure of such confidential or personal information, which may impact our ability to realize the benefit of, or adequately obtain, maintain, protect, defend, and enforce our IP rights in, such information or otherwise harm our competitive position, reputation, or business.

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

Additionally, from time to time, American Express and the card networks, including Visa and Mastercard, increase the fees that they charge processors. Changes in pricing, fee structures, or network rules by American Express or other card networks could adversely affect our costs and margins. We rely on global card networks, including American Express, to process certain payment types, and these networks may from time to time modify their interchange rates, assessments, discount fees, or other pricing components, or apply different cost structures based on the nature of an underlying transaction (such as education, travel, healthcare, or other categories) or the manner in which Flywire or our transactions are classified under their rules. If a card network were to reclassify Flywire, our customers, or specific payment flows, or to increase fees applicable to one or more of our core verticals, we may be unable to fully pass those increased costs on to customers without adversely affecting demand, competitiveness, or customer relationships. We could attempt to pass these increases along to our clients and their customers, but this strategy might result in the loss of clients to our competitors who do not pass along the increases. If competitive practices prevent us from passing along the higher fees to our clients and their customers in the future, we may have to absorb all or a portion of such increases, which may increase our operating costs and reduce our profit margins. If we are unable to offer credit cards as a payment method to our clients’ customers, our business would be adversely affected.

If we do not or cannot maintain the compatibility of our solution with evolving software solutions used by our clients, or the interoperability of our solutions with those of our third-party payment providers, payment networks and key software vendors, our business may be materially and adversely affected.

Flywire's platform is designed to integrate with a broad ecosystem of ERP and financial management systems, such as Workday and Oracle for B2B payments, Oracle, Workday and Ellucian for education, Epic Systems for healthcare, and Rezdy for travel. These integrations enhance our ability to streamline complex flows, improve operational efficiency, and deepen our value proposition across vertical markets. We automatically synchronize suppliers, clients, client customers, invoices, and payment transactions between our solutions and these systems. This two-way sync eliminates duplicate data entry and provides the basis for managing cash-flow through an integrated solution for accounts receivable, and payments.

In addition, we are subject to certain standard terms and conditions with these partners. These partners have broad discretion to change their terms of service and other policies, and those changes may be unfavorable to us. Therefore, we believe that maintaining successful partnerships with these providers is critical to our future success.

We also rely on our proprietary global payment network comprised of leading global, regional and local banks and technology and payment partners. If we do not or cannot maintain the interoperability of their products or services or the products or our key software vendors that are integral to our solutions, our business may be materially and adversely affected. These third-parties periodically update and change their systems, and although we have been able to adapt our solutions to their evolving needs in the past, there can be no guarantee that we will be able to do so in the future. In particular, if we are unable to adapt to such changes, we may not be able to utilize these strategic partners and we may lose access to large numbers of clients as a result.

If any of the third-party software providers change the features of their APIs, discontinue their support of such APIs, restrict our access to their APIs, or alter the terms governing their use in a manner that is adverse to our business, we will not be able to provide synchronization capabilities, which could significantly diminish the value of our solutions and harm our business, operating results, and financial condition.

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

Harm to our brand can arise from many sources, including failure by us or our partners and service providers to satisfy expectations of service and quality; inadequate protection or misuse of sensitive information; fraud committed by third-parties using our solutions; compliance failures and claims; litigation, regulatory and other claims; errors caused by us or our partners; and misconduct by our partners, service providers, or other counterparties. In addition, negative statements about us can cause and have caused a decline in the market price of our common stock, divert our management’s attention and resources, and could cause other adverse impacts to our business. Partners with whom we maintain relationships could engage in behavior or use their platforms to communicate directly with our clients and their customers in a manner that reflects poorly on our brand and such behavior or communications may adversely affect us. Further, negative publicity or commentary regarding the partners who are, or are perceived to be, affiliated with us may also damage our reputation, even if the negative publicity or commentary is not directly related to us. Any negative publicity about the industries we operate in or our company, the quality and reliability of our solutions, our risk management processes, changes to our products and services, our ability to effectively manage and resolve customer complaints, our privacy, data protection, and information security practices, litigation, regulatory activity, policy positions, and the experience of our clients and their customers with us, our products or services could adversely affect our reputation and the confidence in and use of our solutions. If we do not successfully maintain, protect or enhance our brands, our business could be materially and adversely affected.

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

We rely on highly skilled employees, including software engineers and product specialists, many of whom are foreign nationals working in the United States under H-1B and other temporary work visas. In September 2025, the U.S. government announced its plans to require employers pay a $100,000 filing fee per H-1B visa petition to bring new H-1B workers into the U.S. The new H-1B visa fee does not apply to international students already in the U.S. looking to apply for a status change, but this new requirement significantly increases the cost of employing new nationals in the U.S and could materially impact our operating expenses and our ability to attract specialized talent. If these visa-related costs remain in effect or increase further, we may be required to reduce our reliance on new H-1B visa holders or absorb materially higher personnel costs, either of which could negatively affect our financial performance. In addition, the number of H-1B visas available each year is limited by quota and lottery, and future changes in immigration laws or enforcement could further restrict our access to qualified foreign workers. Our inability to recruit or retain critical technical and operational talent—whether due to higher visa costs, policy changes, or processing delays—could hinder our ability to innovate, maintain our technology infrastructure, or expand internationally.

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

In addition, sales and sale cycles may be based in part or entirely on factors, or perceived factors, not directly related to the features of our solutions, including, among others, a client or prospective client’s projection of business growth, uncertainty about economic conditions (including as a result of heightened inflationary conditions, regulatory concerns, recession concerns, priorities of the U.S. presidential administration, and related changes in laws, regulations or policies, and the escalation of hostilities between Russia and Ukraine, or the failure of an agreed-upon peace in the conflict between Israel and Hamas to become permanent), capital budgets, anticipated cost savings from the implementation of our solution, potential preference for internally-developed software solutions, perceptions about our business and solutions, more favorable terms offered by potential competitors, and previous technology investments. Mid-market and large enterprises tend to have more complex operating environments than smaller businesses, making it often more difficult and time-consuming for us to demonstrate the value of our solutions to prospective clients. The decision to use our solutions may also be an enterprise-wide decision, and require us to provide greater levels of education regarding the use and benefits of our solutions, which may result in additional time, effort, and money spent on our sales cycle without any assurance that our efforts will be successful in generating any sales. Often, major hospital systems and national or state higher education systems will solicit service offers by issuing RFPs, which are generally a time- and resource-intensive process, with no assurances of being selected as a vendor after the RFP process is completed. Additionally, large enterprises typically have longer implementation cycles, especially hospital and education systems, require greater product functionality and scalability and a broader range of services, demand that vendors take on a larger share of risks, sometimes require longer testing periods that delay general availability of our solutions, and expect greater payment flexibility from vendors. All of these factors can add further risk to business conducted with these clients. If we fail to realize an expected sale from a large end-client in a particular quarter or at all, our business, operating results, and financial condition could be materially and adversely affected.

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

As part of our business strategy, we have in the past and intend to continue to seek to acquire or invest in businesses, products or technologies that could complement or expand our business, enhance our technical capabilities or otherwise offer growth opportunities by providing us with additional intellectual property, client relationships and geographic coverage. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not such acquisitions are completed. In connection with any potential acquisitions, particularly of businesses with legacy or less robust information technology and cybersecurity controls than ours, we may face heightened vulnerability to cybersecurity threats, including pre-existing or undiscovered compromises which may lead to data loss, interruptions, increased integration and remediation costs, regulatory investigations, reputational harm, and other adverse impacts. In addition, we can provide no assurances that we will be able to find and identify desirable acquisition targets or that we will be successful in entering into a definitive agreement with any one target. In addition, even if we reach a definitive agreement with a target, there is no assurance that we will complete any future acquisition or if we do acquire additional businesses, we may not be able to integrate them effectively following the acquisition or effectively manage the combined business following the acquisition.

Any acquisitions we undertake or have recently completed, including the acquisitions of Sertifi in February 2025 and Invoiced in August 2024 will likely be accompanied by business risks which may include, among other things:

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

Sertifi has been the largest acquisition in our operating history. We may not realize the anticipated benefits of our acquisition of Sertifi on the expected timeline or at all, which could adversely affect our business and financial results. Achieving expected synergies depends on, among other things, the successful integration and reconciliation of Sertifi’s platform and data with our existing systems, the effective monetization of acquired payment flows, and the onboarding and migration of Sertifi’s legacy customers to Flywire’s platform, each of which may prove more complex, time-consuming, or costly than anticipated. Delays or challenges in these areas could increase operating expenses, limit revenue growth, and reduce the strategic and financial benefits we expected from the transaction.

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

•
third-party disruptions, including potential outages at network providers and other suppliers;
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

We also rely on components, applications, and services supplied by third-parties, including payment service providers and merchant acquirer partners which subjects us to risks. If these third-parties experience operational interference or disruptions, breach their agreements with us, fail to perform their obligations and meet our expectations, or experience a cybersecurity incident, our operations could be disrupted or otherwise negatively affected, which could result in client dissatisfaction, regulatory scrutiny, and damage to our reputation and brand, and materially and adversely affect our business.

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

Our business is subject to risks inherent in conducting business globally, including cross-border payments and domestic payments in the United States and certain other markets. Our handling of domestic and cross-border payments to our clients generates a significant portion of our revenues, with a substantial portion of such revenues coming from payments processed from Asia (including India, China and Korea). We expect that international revenues will continue to account for a significant percentage of total net revenues for the foreseeable future, and that in particular, the proportion of our revenue from Asia will continue to increase. Current events, including the potential implementation of tariffs, the possibility of renegotiated trade deals and international tax law treaties, priorities of the U.S. presidential administration, and related changes in laws, regulations or policies, United States-China and Canada-India diplomatic and trade friction, heightened tensions between China and Taiwan and the continuation or escalation of the conflicts between Russia and Ukraine, and Israel and Hamas and Israel and Iran (which has also featured military strikes by the U.S. against Iran), respectively, create a level of uncertainty, and potentially increased complexity, for multinational companies. These uncertainties could have a material adverse effect on our business and our results of operations and financial condition. In addition, international operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:

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

E.U. data protection authorities have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of a corporate family’s total worldwide global turnover for the preceding fiscal year, whichever is higher. Such penalties are in addition to any civil litigation claims by clients, data subjects or other third-parties. We believe that the solutions that we currently offer subject us to the GDPR and other laws and regulations relating to privacy, data protection, and information security, and these may be modified or subject to new or different interpretations in the future. We will need to take steps to address compliance obligations in this rapidly evolving legal environment, but we cannot assure you that we will be able to implement changes in a timely manner or without significant disruption to our business, or that such steps will be effective, and we may face the risk of liability and loss of business.

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

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of copyrights, trademarks, service marks, trade secret laws, the domain name dispute resolution mechanism, confidentiality procedures, and contractual provisions to establish and protect our proprietary rights. However, effective protection of intellectual property rights is expensive, both in terms of application and maintenance costs, as well as the costs of defending and enforcing those rights, and the steps we take to protect our intellectual property may be inadequate. We do not have patents covering any of our technology and do not actively pursue patents. Any of our trademarks, or other intellectual property rights may be challenged or circumvented by others, or narrowed or invalidated through administrative process or litigation. There can be no guarantee that others will not independently develop similar solutions or duplicate any of our solutions. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain. Despite our precautions, it may be possible for unauthorized third-parties to copy our solutions and use information that we regard as proprietary to create solutions that compete with ours.

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

To protect our intellectual property rights, we may be required to spend significant resources to monitor, protect and defend these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our solutions, delay introductions of new features, integrations, and capabilities, result in our substituting inferior or more costly technologies into our solutions, or injure our reputation. In addition, we may be required to license additional technology from third-parties to develop and market new features, integrations, and capabilities, and we cannot be certain that we could license that technology on commercially reasonable terms or at all, and our inability to license this technology could harm our ability to compete.

We may in the future be subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.

We may in the future become subject to intellectual property disputes. Lawsuits are time-consuming and expensive to resolve and they divert management’s time and attention. We cannot predict the outcome of lawsuits and cannot assure you that the results of any such actions will not have an adverse effect on our business, operating results, or financial condition. During litigation, we may become subject to provisional rulings, including preliminary injunctions requiring us to cease some or all of our operations. We may decide to settle legal disputes on terms that are unfavorable to us. Furthermore, such disputes, even those without merit, may subject us to an unfavorable judgment that we may not choose to appeal or that may not be reversed upon appeal. In such a situation, we could be required to pay substantial damages or license fees to third-party patent owners. In addition, we may also be required to modify, redesign, reengineer, or rebrand our solutions, or stop making, licensing, or providing solutions that incorporate the asserted intellectual property. Alternatively, we may enter into a license agreement to continue practices found to be in violation of a third-party’s rights. If we are required, or choose to enter into, royalty or licensing arrangements, such arrangements may not be available on reasonable terms or at all. In addition, we may also be contractually obligated to indemnify our clients in the event of infringement of a third-party’s intellectual property rights.

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

Additionally, we may from time to time face claims from third-parties claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of source code for the open source software, derivative works or our proprietary source code that was developed using, or that is distributed with, such open source software. These claims could also result in litigation and could require us to make our proprietary software source code freely available, require us to devote additional research and development resources to change our solutions or incur additional costs and expenses, any of which could result in reputational harm and would have a negative effect on our business and operating results. In addition, if the license terms for the open source software we utilize change, we may be forced to reengineer our solutions or incur additional costs to comply with the changed license terms or to replace the affected open source software. Further, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software or indemnification for third-party infringement claims. Although we have implemented policies to regulate the use and incorporation of open source software into our solutions, we cannot be certain that we have not incorporated open source software in our solutions in a manner that is inconsistent with such policies.

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

As of December 31, 2025, we had U.S. federal NOL carryforwards of approximately $48.1 million and state NOL carryforwards of approximately $81.6 million. The federal and material state NOL carryforwards will both begin to expire in 2031. In general, under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (Code), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and other tax attributes such as research tax credits to offset future taxable income. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of the company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Sections 382 or 383 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations.

During 2022, we completed a Section 382 study and as a result of the ownership changes identified, $1.6 million of Flywire’s NOLs and $0.2 million of Simplificare Inc.’s NOLs will expire unutilized, assuming sufficient taxable income is generated in the future. In 2024, we completed our refresh of the Section 382 study as of 2024 tax year and there were no additional limitations in using federal and state NOL carryforwards.

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

Concerns over economic recession, heightened interest rates and inflation, supply chain delays and disruptions, priorities of the U.S. presidential administration and Congress and related changes in laws, regulations or policies, trade wars, unemployment, or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the conflict between Russia and Ukraine or Israel and Hamas and/or Iran could lead to disruption, instability and volatility in global markets and industries. The U.S. government and other governments in jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the SWIFT system, and have threatened additional sanctions and controls. The full impact of these measures, as well as potential responses to them by Russia, is unknown.

Our business and operations could be negatively affected by securities litigation or stockholder activism.

From time to time, we may be subject to securities class actions, derivative suits or other securities-related legal actions.

In the past, securities class action litigation have often been brought against a company following a decline in the market price of its securities. In July 2025, we and certain of our current and former officers were named as defendants in a securities class action complaint captioned Hickman v. Flywire Corporation filed in the United States District Court for the Eastern District of New York on behalf of a putative class of investors who purchased Flywire securities from February 28, 2024, through February 25, 2025. In January 2026, the complaint was amended to, among other matters, remove a former officer from the claim and modify the class period to the time period between May 21, 2024 through February 25, 2025. Plaintiff alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by purportedly overstating the strength and sustainability of our revenue growth and understating the negative impact of certain government permit and visa related policies on the business. The lawsuit seeks unspecified damages, costs, attorneys’ fees, and other relief. We believe we have strong defenses against the asserted claims and intends to vigorously defend ourself. In addition, stockholder activism, which could take many forms and arise in a variety of situations, has been increasing recently, and new universal proxy rules could significantly lower the cost and further increase the ease and likelihood of stockholder activism. This risk is especially relevant for us because technology companies have experienced significant stock price volatility in recent years. Volatility in our stock price or other reasons may in the future cause us to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs, including significant legal fees and other expenses, and divert our management and board of directors’ attention and resources from our business. Additionally, securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with clients and business partners, adversely affect our reputation, and make it more difficult to attract and retain qualified personnel. Our stock price could also be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

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

In August 2024, we announced that our Board of Directors authorized the Repurchase Program, pursuant to which we may, from time to time, purchase shares of our Voting and Non-voting common stock for an aggregate purchase price not to exceed $150 million. In July 2025, our Board of Directors approved an increase in the aggregate amount of voting and non-voting common stock outstanding that may be repurchased under the Repurchase Program by an additional $150 million, bringing the total authorized amount under the Repurchase Program to $300 million. As of December 31, 2025, approximately $181.9 million remained available for repurchases under the Repurchase Program. Repurchases under the Repurchase Program may be made through a variety of methods and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors. The timing, pricing, and size of share repurchases will depend on a number of factors, including price, corporate and regulatory requirements, capital allocation alternatives, and general market and economic conditions. The Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares, and may be suspended or discontinued by our Board of Directors at any time, which may result in a decrease in the price of our common stock.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We had a total of 120,086,090 shares of our voting common stock and 1,873,320 shares of our non-voting common stock outstanding as of December 31, 2025. Other than shares held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements, these shares of common stock generally are freely tradable without restrictions or further registration under the Securities Act.

Certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders, subject to market standoff and lock-up agreements. We registered shares of common stock that we have issued and may issue under our equity incentive plans. These shares will be able to be sold freely in the public market upon issuance, subject to securities laws.

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

As of December 31, 2025, our current executive officers, directors and the holders of more than 5% of our outstanding voting and non-voting common stock, in the aggregate, beneficially owned a significant percentage of our outstanding voting and non-voting common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 2. Properties

Our corporate headquarters are located in Boston, Massachusetts, where we occupy facilities totaling 10,946 square feet under a lease that expires in June 2027. We use these facilities for administration, finance, legal, compliance, human resources, payments, IT, sales and marketing, engineering, and customer success.

We maintain other leased locations in the United States and throughout the world. We intend to procure additional space as we strategically add FlyMates and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, including patent, commercial, product liability, employment, class action, whistleblower, and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. In addition, third-parties may from time to time assert claims against us in the form of letters and other communications. We are not currently a party to any legal proceedings that we believe to be material, individually or in the aggregate, to our business or consolidated financial statements. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

On July 25, 2025, we and certain of our current and former officers were named as defendants in a securities class action complaint captioned Hickman v. Flywire Corporation filed in the United States District Court for the Eastern District of New York on behalf of a putative class of investors who purchased Flywire securities from February 28, 2024, through February 25, 2025. In January 2026, the complaint was amended to, among other matters, remove a former officer from the claim and modify the class period to the time period between May 21, 2024 through February 25, 2025. Plaintiff alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by purportedly overstating the strength and sustainability of our revenue growth and understating the negative impact of certain government permit and visa related policies on our business. The lawsuit seeks unspecified damages, costs, attorneys’ fees, and other relief. We believe we have strong defenses against the asserted claims and intend to vigorously defend ourselves.

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

Holders of Record

As of February 20, 2026, there were approximately 15 holders of record of our voting common stock. This number does not include beneficial owners whose shares are held by nominees in street name. As of February 20, 2026, there was 1 holder of record of our non-voting common stock.

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

The following graph depicts the total cumulative stockholder return on our common stock from May 26, 2021, the first day of trading of our common stock on the Nasdaq Global Select Market, through December 31, 2025, relative to the performance of the S&P 500 Index and S&P 500 IT Index. The graph assumes an initial investment of $100.00 at the close of trading on May 26, 2021 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Compound Total Return
FLYW
SP-500
SP-500 Information Technology
$40
$30
$20
$10
$0
-$10
-$20
-$30
-$40
-$50
-$60
5/26/2021
6/30/2021
09/30/2021
12/31/2021
03/31/2022
06/30/2022
09/30/2022
12/30/2022
03/31/2023
06/30/2023
09/29/2023
12/29/2023
03/28/2024
06/28/2024
09/30/2024
12/31/2024
03/31/2025
06/30/2025
09/30/2025
12/31/2025

Issuer Purchases of Equity Securities

The following table summarizes the repurchases of voting common stock during the three months ended December 31, 2025 (in thousands, except shares and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
October 1 - October 31, 2025	—	$—	—	$191,940
November 1 - November 30, 2025	734,765	$13.63	734,765	$181,926
December 1 - December 31, 2025	—	$—	—	$181,926
Total	734,765		734,765

(a) All shares were repurchased in open market transactions pursuant to a share repurchase program to repurchase up to $300 million of our outstanding voting and non-voting common stock for an indefinite period (the Repurchase Program). The Repurchase Program was authorized by our board of directors and publicly announced on August 6, 2024. On July 30, 2025, our board of directors approved an increase to the capacity of the Repurchase Program by $150 million. Repurchases under the Repurchase Program may be made from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions, including Rule 10b-18. For additional information on our Repurchase Program, see Note 13 - Stockholders’ Equity in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(b) Average price paid per share includes related commissions, but excludes the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this Annual Report on Form 10-K includes forward-looking statements that involve risks and uncertainties. You should read the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year end is December 31, and our fiscal quarters end on March 31, June 30, September 30, and December 31. A discussion of our financial condition, results of operations, and cash flows for the year ended December 31, 2024 compared to the year ended December 31, 2023 is included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 26, 2025.

As discussed in Note 1 - Business Overview and Summary of Significant Accounting Policies to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the Company has revised its financial statements for the years ended December 31, 2024 and 2023, to correct certain statement of cash flow classification errors the Company determined were not material to any previously issued financial statements. The amounts included in this Item 7 have been similarly revised.

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
Acquisition Sertifi
5K
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
CLIENTS OVER TIME
(excluding Invoiced and Sertifi)
Client count as of year end

The combination of our differentiated solution and efficient go-to-market strategy has resulted in strong and consistent client growth.

•
Rapid domestic and international payments volume growth. We have grown our total payment volume by approximately 26.4% period-over-period from $29.7 billion during the year ended December 31, 2024 to $37.6 billion during the year ended December 31, 2025. We have grown our total payment volume by approximately 23.6% period-over-period from $24.0 billion during the year ended December 31, 2023 to $29.7 billion during the year ended December 31, 2024.
•
Expanded global payments network. We have continued to add to the capabilities of our payment network by means of new local bank accounts and payment partners, and have expanded our global reach to over 240 countries and territories and more than 140 currencies.
•
Strong dollar-based net retention. For the years ended December 31, 2025, 2024, and 2023, our annual net dollar-based retention rate was approximately 110%, 114%, and 125%, respectively. A main factor driving the decrease between 2023 and 2024 was changes to the international student visa policy in Canada. We calculate the annual net dollar-based retention rate for a given year based on the weighted average of the quarterly net dollar-based retention rates for each quarter in that year. We calculate the quarterly net dollar-based retention rate for a given quarter by dividing the revenue we earned in that quarter by the revenue we earned from the same clients in the corresponding quarter of the previous year. Our calculation of quarterly net dollar-based revenue rate for a given quarter only includes revenue from clients that were clients at the beginning of the corresponding quarter of the previous year.

As of December 31, 2025, we serve approximately 5,000 clients around the world, excluding clients acquired from the Sertifi and Invoiced acquisitions. In education, we serve more than 3,200 institutions. In healthcare, we power more than 150 healthcare systems, including four of the top 10 healthcare systems in the United States ranked by hospital size as of December 31, 2025. In our travel and B2B verticals, we have a growing portfolio of approximately 1,600 clients as of December 31, 2025.

Our success in building our client base around the world and expanding utilization by our clients’ customers has allowed us to achieve significant scale. We enabled over $37.6 billion, $29.7 billion, and $24.0 billion in total payment volume during the years ended December 31, 2025, 2024, and 2023, respectively. We reported revenue of $623.0 million,

$492.1 million, and $403.1 million for the years ended December 31, 2025, 2024, and 2023, respectively, and incurred net income of $13.5 million and $2.9 million for the years ended December 31, 2025 and 2024, respectively, and net loss of $8.6 million for the year ended December 31, 2023.

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

While we have experienced significant growth and increased demand for our solutions over recent periods, we may incur losses in the short term and may not be able to achieve or maintain profitability in the future. Our marketing is focused on generating leads to develop our sales pipeline, building our brand and market awareness, scaling our network of partners and growing our business from our existing client base. We believe that these efforts will result in an increase in our client base, revenues, and improved margins in the long term. To manage any future growth effectively, we must continue to improve and expand our IT and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. Additionally, we face intense competition in our markets, and to succeed, we need to innovate and offer solutions that are differentiated from legacy payment solutions. We must also effectively hire, retain, train, and motivate qualified personnel and senior management. There are also circumstances beyond our control which can materially impact our business that we need to respond to, including, but not limited to fluctuations in exchange rates. If we are unable to successfully address these challenges, our business, operating results, and prospects could be adversely affected.

We had approximately 1,400 full-time FlyMates as of December 31, 2025, compared to approximately 1,250 full-time FlyMates as of December 31, 2024.

Recent Acquisitions

In February 2025, we entered into a Purchase and Sale Agreement (the Agreement) to acquire the business of Sertifi LLC (Sertifi) for upfront cash consideration of $330.0 million, subject to certain post-closing adjustments set forth in the Agreement, and contingent consideration of up to $10.0 million upon the completion or satisfaction of certain technical and commercial milestones by Sertifi, with an estimated fair value of $3.1 million on the date of acquisition. During the year ended December 31, 2025, we paid $5.1 million for post-closing adjustments. Sertifi is a vertical software and payments platform digitizing hospitality-specific workflows and associated payments. We paid the upfront cash consideration through a combination of cash on hand and borrowings from our 2024 Revolving Credit Facility. The acquisition of Sertifi was intended to accelerate our travel business and expand our offerings to support over 20,000 hotel locations globally.

In August 2024, we acquired all of the issued and outstanding shares of Invoiced for an estimated total aggregate purchase price of approximately $51.7 million, consisting of approximately $47.2 million in cash consideration, net of cash acquired and up to $7.5 million of contingent consideration, with an estimated fair value of $4.5 million on the date of acquisition. The contingent consideration represented additional payments that we were required to make in the future dependent on the successful achievement of revenue, cross-selling, product, and security and IT milestones. During the years ended December 31, 2025 and 2024, we paid contingent considerations of $2.6 million and $1.1 million based on Invoiced's successful and timely achievement of contracted milestones. As of December 31, 2025, there were no remaining contingent consideration milestones for Invoiced outstanding. Invoiced is a U.S.-based software as a service (SaaS) B2B company that provides accounts receivable software that automates all aspects of billing, collections, payments, reporting, and forecasting within a single online platform. The acquisition of Invoiced was intended to accelerate our global expansion in our B2B vertical.

See Note 10 - Business Combinations in our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional details related to these acquisitions.

Restructuring

In February 2025, we announced a restructuring plan designed to improve operational efficiencies, reduce operating costs and better align our workforce with current business needs, top strategic priorities, and key growth opportunities (collectively, the Restructuring Plan). In connection with the Restructuring Plan, we incurred restructuring and restructuring-related charges of $8.7 million during the year ended December 31, 2025, recorded within restructuring expenses on the consolidated statements of operations and comprehensive income (loss). Restructuring costs during the year ended December 31, 2025, primarily consisted of cash expenditures for severance payments and related expenses of $6.3 million and non-cash expenditures related to acceleration of vesting of share-based awards of $2.4 million. As of December 31, 2025, the accrued restructuring liability was less than $0.1 million, which is included within accrued expenses and other current liabilities in the consolidated balance sheets. Total costs incurred in connection with the Restructuring Plan were complete as of June 30, 2025.

Our Revenue Model

We generate revenue from transactions and from platform and other fees as described below.

Transaction revenue includes fees earned from payment processing services provided to our clients, which is comprised of processing domestic and cross-border transactions. The fee is generally earned on each transaction through a rate applied to the total payment value of the transaction, which can vary based on the payment method, currency pairs being converted, and the geographic region in which our clients and their customers reside. Payment processing services also include fixed fees per transaction, which generally relate to domestic payments processed. It also includes marketing fees from credit card service providers for marketing arrangements in which we perform certain marketing activities to increase the awareness of the credit card provider and promote certain methods of payments, which we consider to be ancillary to the payment processing solutions we provide to our clients.

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

	Year Ended December 31,		Change
(dollars in millions)	2025	2024	Amount	Percent
Transaction payment volume	$30,713.4	$23,207.6	$7,505.8	32.3%
Platform and other revenues payment volume	6,840.7	6,507.7	333.0	5.1%
Total payment volume	$37,554.1	$29,715.3	$7,838.8	26.4%

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

In addition, sustaining our growth requires continued adoption of our platform by new clients and further adoption of use cases such as payment plans, by our clients’ customers. Our ability to influence our clients to expand their customers’ usage of our platform also depends on our ability to successfully introduce new solutions, such as our solutions to support payments by international education consultants, B2B solutions, and our student financial software (SFS) solution, which provides institutions a comprehensive platform spanning the student financial lifecycle.

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

In addition, we are expanding our payment processing capabilities to offer a more comprehensive solution to our clients. While this new capability is expected to be a source of future growth, it is characterized by a lower gross margin profile compared to our traditional, higher-margin products. We anticipate that the inclusion of this business mix will exert a moderate, downward pressure during the initial ramp-up phase on our overall consolidated gross profit margin percentage, even as it continues to contribute positively to our absolute gross profit dollars.

During the year ended December 31, 2025, our business mix continued to exert downward pressure on our margins, driven by growing share of domestic transactions and credit card usage in travel and B2B and by our new payment processing solution in Healthcare, travel and B2B, partially offset by ongoing optimization of payment costs. We may experience shifts in the type of revenue we earn (transaction revenue or platform and other revenues) depending on the nature of the activity of our clients and our clients’ customers on our platform.

Digital Transformation and Operational Focus

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

We are also executing a digital transformation initiative focused on enhancing our data, analytics, and systems. This includes investment in our data architecture, leveraging structured data across our distinct verticals to generate real-time insights, predictive capabilities, and innovative AI use cases for both our internal teams and clients. Our foundational data work is designed to enable enterprise-wide AI deployment, ensuring speed, accuracy, and maximizing long-term value through more efficient processes.

Furthermore, we are optimizing internal systems and tools by consolidating our vendor footprint and automating processes. These efforts collectively reinforce our commitment to driving productivity, optimizing investments, and streamlining operations, thereby enhancing our platform's overall capabilities and providing deeper insights for our stakeholders.

Seasonality

Our operating results and operating metrics are subject to seasonality and volatility, which could result in fluctuations in our quarterly revenues and operating results or in perceptions of our business prospects. We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenue, which can vary by geographic corridor and vertical. For instance, our revenue has historically been largest in the third quarter driven by our education peak season. Some variability results from seasonal events including the timing of when our education clients’ customers make their tuition payments on our payment platform and the number of business days in a month or quarter. For example, due to the overlap of China’s National Day and Mid-Autumn Festival in early October 2025, certain payments from our client’s Chinese customers that would typically be settled in the fourth quarter were accelerated into the third quarter prior to the start of the holidays. As a result, revenue that would ordinarily be recognized in the fourth quarter was instead recognized in the third quarter, distorting period-over-period comparisons and contributing to elevated third quarter results. Management does not expect this temporary shift in payment timing to have a material effect on overall annual results, but it may impact comparisons between affected quarters. We also experience volatility in certain other metrics, such as transactions processed, total payment volume and payment mix.

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

Impacts Resulting From Government Changes to International Student and H-1B Visa Policies

Revenue from our education clients, which primarily includes clients in the United States, Canada, U.K., Europe, and Asia Pacific/Australia, is affected by several factors, including policies enacted by government organizations around the world that cap the issuance of international student visas. In January 2024, the Canadian government announced what at the time appeared to be a temporary intake cap on international student permit applications to stabilize new growth for a period of two years. This cap – intended to address Canada’s housing shortage, overburdened health systems, and rising costs of living – has reportedly reduced the number of international students coming to Canada by about 40% since implementation. Building on these changes, the Immigration, Refugees, and Citizenship Canada (IRCC) announced in January 2025 that new study permits for international students will be reduced by 10% from the 2024 target of 485,000 to 437,000 in 2025 and 2026. In November 2025, the IRCC announced that it expects to issue up to 408,000 study permits, including 155,000 to newly arriving international students, as outlined in the 2026–2028 Immigration Levels Plan, and 253,000 extensions for current and returning students. This number is 7% lower than the 2025 issuance target of 437,000 and 16% lower than the 2024 issuance target of 485,000. As of January 1, 2026, master’s and doctoral level students enrolled at a public designated learning institution in Canada will not need to submit a provincial or territorial attestation letter with their study permit application. When first instituted by the IRCC, the cap initially excluded students enrolled in master’s and PhD programs, but the IRCC more recently included master’s and doctoral students within the cap. Additionally, in November 2024, Canada ended its Student Direct Stream (SDS) program for expedited international student visa processing, and international students applying to study in Canada no longer need to prepay tuition to apply for a study permit. These limitations have resulted in a corresponding reduction in payment flows, which had an adverse effect on our business for the year ended December 31, 2025.

Similarly, since late 2023, the Australian government has taken similar actions to tighten international student visa rules, including an increase in the amount of minimum savings that international students would need to have in order to obtain a visa, raising the standards of the English language proficiency requirements for student and graduate visas, a 125% increase in the visa fee for international students, and the imposition of a ban for holders of visitor visas and students holding temporary graduate visas from applying for a student visa while in Australia. In August 2024, the Australian government announced the setting of a national planning level to apply from January 1, 2025 and which is intended to limit the number of new overseas student places available in Australia – including a ceiling of 270,000 international students for calendar year 2025. However, in December 2024, the government announced a change of course, instead implementing a system to introduce two categories of student visa processing: “high priority” and “standard priority”, with all international education providers to receive high priority processing up to 80% of their indicative international student cap. After reaching 80%, the providers will receive standard priority processing. In August 2025, the Australian government announced the setting of a national planning level to apply a ceiling of 295,000 international students for 2026. These new Australian government policies, including university quotas, slower visa processing, higher fees, and stricter financial and language requirements, has had an adverse impact on our business for the year ended December 31, 2025, and we anticipate will continue to impact our Australian revenues in 2026.

The Australian government reclassified India as a highest-risk (Evidence Level 3) student-visa assessment jurisdiction under its Simplified Student Visa Framework (SSVF), shifting India from Evidence Level 2 to the more stringent Evidence Level 3 category effective January 8, 2026. This reclassification was attributed to what the Department of Home Affairs described as “emerging integrity risks,” including concerns about non-genuine applications and fraudulent documentation within the student visa system. Indian student visa applicants are now required to submit more extensive documentation, including detailed financial evidence, authenticated academic records, proof of English language proficiency, and may be subject to additional background checks or interviews before a visa decision can be finalized. Some expected impacts to Australian universities include:

•
Expectation of longer student visa processing times, potentially extending from current medians to four–eight or more weeks, which could disrupt admissions and orientation schedules.
•
Increased administrative burden on international offices and recruitment staff to assist Indian applicants with enhanced documentation and compliance requirements.
•
Risk of a reduction in Indian student enrollments or delays in arrival, affecting tuition revenue and program planning.
•
Necessity for universities to adjust intake planning, including staggered start dates or expanded online coursework, to accommodate delayed visa issuance.
•
Potential for higher refusal rates requiring additional counseling and risk management for affected applicants.

Flywire could experience reduced transaction volumes and delayed payment flows from its Australian clients’ Indian student corridors due to slower visa processing times, increased application friction, and potential declines in enrollment. These factors could adversely affect our revenue growth in the Asia-Pacific education vertical and increase operational complexity associated with refunds, deferred intakes, and compliance-related payment adjustments.

In the U.K. as well, there have recently been significant modifications to the process and standards for issuance of international student visas which may reduce demand for international study and adversely affect our business. In November 2025, the U.K. budget confirmed that a levy of £925 per student per year of study will commence from August 2028, at the start of the 2028/29 academic year, for higher education institutions in England. All providers will be given an allowance of the first 220 international students per year not paying the levy, which may protect smaller, specialist providers from paying the charge. Of potentially more significance is the reduction of the U.K.’s Graduate Route post-study-work-visa from 24 to 18 months as taking effect for visa applications made after January 1, 2027. The change applies to bachelor’s and master’s degrees, and not to PhDs (which retain a 3-year option). All of these changes in UK visa policies for international students could potentially discourage international students from studying in the U.K. and have an adverse impact on our business.

Other governments where our client institutions are located, including in the U.S., may introduce measures from time to time to manage the growth of the international student population in their respective countries, which may have adverse effects on our business. For example, the U.S. government’s recent announcement to impose a $100,000 filing fee per new H-1B visa could adversely impact demand for international students to attend our client institutions in the U.S. The new H-1B visa fee does not apply to international students already in the U.S. looking to apply for a status change.Our U.S. market saw slower growth for the year ended December 31, 2025, due to shifting visa trends. In addition, in 2025 U.S. policy shifts have prompted dramatic action to rescind student visas (including deportation of students), plan additional cutbacks to the volume of international student visa issuances and more closely scrutinize applications for international student visas, and to cut government support for higher education, adding to uncertainty around the number of students coming to the U.S. to study in the near future. Delays in issuances of visas or visa denials – which could be exacerbated by the recent U.S. government shutdown – may discourage prospective international students from choosing U.S. institutions as places for study. Recent proposals in Congress to tighten visa stay rules and to implement the “OPT Fair Tax Act” could further dampen demand among international students to study in the U.S. The existing rules and any introduction of new rules further limiting the attractiveness of international study by the governments of countries where our client institutions are located has and is expected in the near term to continue to adversely impact the growth of our business in the applicable regions. We expect these changes to U.S. immigration policy will continue to dampen demands for international study and adversely impact our revenue growth in the U.S. in 2026.

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

Impact of New H-1B Visa Fee Requirement

See discussion above under Impacts Resulting From Government Changes to International Student and H-1B Visa Policies regarding the U.S. government's announced plans to require employers to pay a $100,000 filing fee per H-1B visa petition to bring new H-1B workers into the U.S. This new requirement materially increases the cost of employing new foreign nationals in the U.S. The new H-1B visa fee does not apply to international students already in the U.S. looking to apply for a status change. The fee is not expected to apply to petitions filed before the effective date or to renewals. Flywire currently employs a number of specialized personnel under H-1B visas — primarily software engineers and product managers — whose skills are essential to maintaining and expanding our global payments platform.

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

Impacts Resulting From U.S. Government Policy Towards Higher Education

In the U.S., the “One Big Beautiful Bill” contains a number of provisions with the potential to significantly change the landscape for financing undergraduate and graduate study and which could adversely affect the demand for higher education in the U.S. The One Big Beautiful Bill limits Pell Grant awards (which provide gift aid to low-income students), eliminates the Grad PLUS program, and sets new limits for graduate and professional students for Direct Unsubsidized Loans. The new bill also caps parent loans to finance undergraduate education, and changes student loan repayment options, among other modifications. Although most of these changes will not go into effect until July 1, 2026, so U.S. students entering or returning to college in the fall of 2025 were unaffected, the longer-term impacts of the bill may impact U.S. student enrollment in undergraduate and postgraduate programs and could materially and adversely affect our revenue and results of operations.

In addition, in October 2025 the current administration introduced a proposed policy initiative known as the “Compact for Academic Excellence in Higher Education” (Compact), which would condition certain federal funding and grant eligibility for U.S. universities on compliance with a new set of policy standards. These standards reportedly include tuition caps, modifications to international student enrollment, changes to admissions criteria, and governance-related certifications. While the proposal remains under review and subject to public comment, its adoption - whether in its current or modified form - could materially affect the operating environment for higher-education institutions in the United States.

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

Diversified Mix of Clients

We have a wide range of clients across our education, healthcare, travel, and B2B verticals. Volumes and revenue from clients in education, our largest vertical, rely on international enrollments and student school preferences, which can fluctuate over time.

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

Business Continuity

We have a history of operating losses and while we have experienced significant revenue growth in recent years and achieved profitability on a GAAP basis in the years ended December 31, 2024 and 2025, we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to strategically invest in headcount and technologies and systems to improve operating efficiencies, to further develop and enhance our solutions, including introducing new functionality, and to expand our marketing programs and sales teams to drive new client adoption, expand strategic partner integrations, and support international and industry expansion. Our operating results are also impacted by the mix of our revenue generated from our different revenue sources, which include transaction revenue and platform and other fee revenue. Changes in our revenue mix from quarter to quarter, including those derived from cross-border or domestic currency transactions, will impact our margins, and we may not be able to grow our gross margin adequately to achieve or sustain profitability. In addition, the mix of payment methods utilized by our clients’ customers may have an impact on our margins given that our costs associated with certain payment methods, such as credit cards, are higher than other payment methods accepted by our solutions, such as bank transfers. In addition, we are expanding our payment processing capabilities to offer a more comprehensive solution to our clients. While this new capability is expected to be a source of future growth, it is characterized by a lower gross margin profile. We are addressing operating losses by making continued improvements designed to create operating efficiencies and a focus on cost discipline, including investing in automation and product development to further enhance our offerings with a focus on scale and productivity across all areas. Beginning in the first quarter of 2025 and continuing into the second quarter of 2025, we implemented a restructuring plan designed to improve operational efficiencies, reduce operating costs and better align our workforce with current business needs, top strategic priorities, and key growth opportunities. We believe these improvements, our strong product portfolio, client retention and established product market fit along with strong gross margins and cash flows from operations will help us achieve our goal of maintaining positive annual GAAP net income in the future. As of the date of this report, we expect that our clients’ business and our business will continue to be adversely impacted, directly or indirectly, by the ongoing macroeconomic and geopolitical issues. However, the extent of the ongoing impact of these macroeconomic events on our and our clients’ business, our markets and on global economic activity, is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time.

If the recent cessation of hostilities involving Israel and Hamas is permanent, workforce planning for our Israeli FlyMates may again normalize after a period of active workforce planning to implement safety measures for FlyMates in Israel and support the business without interruption.

Components of Results of Operations

Revenue

We generate revenue from transactions and platform and other fees as described above under “Our Revenue Model”.

Payment Processing Services Costs

Payment processing services costs consist of costs incurred to process payment transactions which include banking and credit card processing fees, foreign currency translation costs, partner fees, personnel-related expenses for our FlyMates who facilitate these payments, and personnel-related expenses for our FlyMates who provide implementation services to our clients. We expect that payment processing services costs will increase in absolute dollars but may fluctuate as a percentage of total revenue from period to period, as we continue to invest in scaling our processing operations and grow our revenue base.

Technology and Development

Technology and development includes (i) costs incurred in connection with the development of our solution and the improvement of existing solutions, including the amortization of software and website development costs incurred in developing our solution, which are capitalized, and acquired developed technology, (ii) site operations and other infrastructure costs incurred, (iii) amortization related to capitalized cost to fulfill a contract, (iv) personnel-related expenses, including salaries, stock-based compensation and other expenses, (v) hardware and software engineering, consultant services, and other costs associated with our technology platform and products, (vi) research materials and facilities, and (vii) depreciation and maintenance expense.

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

We focus our sales and marketing efforts on generating awareness of our business, platform and solutions, creating sales leads, and establishing and promoting our brand. We plan to continue investing in sales and marketing efforts by driving our go-to-market strategies, building our brand awareness, and sponsoring additional marketing events; however, we will adjust our sales and marketing spend level as needed, and this may fluctuate from period to period, in response to changes in the economic environment.

General and Administrative

General and administrative expenses consist of personnel-related expenses, including stock-based compensation expense for finance, risk management, legal and compliance, human resources, IT, and other administrative functions, costs incurred for external professional services, as well as rent and facility and insurance costs. We expect to incur additional general and administrative expenses as we continue to invest in our planned growth of our business, including certain costs incurred relating to our digital transformation initiative. We also expect to increase the size of our general and administrative functions to support the growth in the business, and to operate as a public company. As a result, we expect that our general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of total revenue from period to period.

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

Interest Expense

On February 23, 2024, we entered into an Amended and Restated Credit Agreement for a five-year senior secured revolving credit syndication loan (2024 Revolving Credit Facility) with four banks for a total commitment of $125.0 million. On August 1, 2025, we entered into an amendment (the 2025 Revolving Credit Facility Amendment) to the 2024 Revolving Credit Facility to increase the total commitments from $125.0 million to $300.0 million and make certain conforming and administrative changes. The 2024 Revolving Credit Facility, as amended by the 2025 Revolving Credit Facility Amendment, is hereinafter referred to as the 2024 Amended Revolving Credit Facility. The 2024 Revolving Credit Facility replaced the 2021 Revolving Credit Facility of $50.0 million, which was entered into in July 2021, under which $50.0 million was available to Flywire as of December 31, 2023.

Interest expense consists of interest, amortization of debt issuance costs, and unused commitment fees on our 2024 Amended Revolving Credit Facility and our former 2021 Revolving Credit Facility. As of December 31, 2025 and 2024, there was no outstanding indebtedness under the 2024 Amended Revolving Credit Facility and 2024 Revolving Credit Facility, respectively.

Interest Income

Interest income consists of interest on cash held in interest bearing operating accounts, including money market funds and investments in available-for-sale debt securities.

Gain (Loss) from Remeasurement of Foreign Currency

Gain (loss) from remeasurement of foreign currency consists of realized and unrealized gains and losses from the remeasurement of foreign currency transactions into its functional currency, partially offset by foreign currency exchange forward contracts to hedge our foreign currency exposure.

Provision for (Benefit from) Income Taxes

Provision for (benefit from) income taxes in 2025 and 2024 was primarily driven by foreign and state income taxes and the release of U.S. and foreign valuation allowances, respectively. We have historically generated net operating losses (NOL) carryforwards for U.S. Federal and state tax purposes as we expand the scale of our business activities. Changes in the U.S. and foreign tax law may impact our overall provision for (benefit from) income taxes in the future.

We have a valuation allowance on our net U.S. deferred tax assets, including federal and state NOLs. We expect to maintain these valuation allowances until it becomes more likely than not that the benefit of our deferred tax assets are realized through future taxable income generated in these jurisdictions. We released our valuation allowance on our net deferred tax assets in the U.K. as of December 31, 2024.

Results of Operations

Comparison of results for the years ended December 31, 2025 and 2024

All dollar amounts in the tables below are rounded and as a result, certain amounts may not recalculate using the rounded amounts provided.

The following table sets forth our consolidated results of operations for periods presented:

	Year Ended December 31,		Change
(dollars in millions)	2025	2024	Amount	Percent
Revenue	$623.0	$492.1	$130.9	26.6%
Payment processing services costs	240.4	177.5	62.9	35.4%
Technology and development	70.2	66.6	3.6	5.4%
Selling and marketing	157.0	129.4	27.6	21.3%
General and administrative	135.5	125.8	9.7	7.7%
Restructuring	8.7	—	8.7	—
Total costs and operating expenses	611.7	499.4	112.3	22.5%
Income (loss) from operations	11.3	(7.3)	18.6	254.8%
Interest expense	(3.5)	(0.5)	(3.0)	(600.0)%
Interest income	5.6	21.4	(15.8)	(73.8)%
Gain (loss) from remeasurement of foreign currency	7.9	(11.8)	19.7	166.9%
Gain on available-for-sale debt securities	0.2	—	0.2	—
Total other income (expense), net	10.1	9.1	1.0	11.0%
Income (loss) before income taxes	21.4	1.9	19.5	1026.3%
Provision for (benefit from) income taxes	7.9	(1.0)	8.9	890.0%
Net income (loss)	13.5	2.9	10.6	365.5%
Foreign currency translation adjustment	4.7	(3.6)	8.3	230.6%
Unrealized (losses) gains on available-for-sale debt securities, net of taxes	(0.2)	0.2	(0.4)	(200.0)%
Comprehensive income (loss)	$18.1	$(0.5)	$18.6	3720.0%

Revenue

Revenue was $623.0 million for the year ended December 31, 2025, compared to $492.1 million for the year ended December 31, 2024, an increase of $130.9 million or 26.6%. Revenue is comprised of transaction revenue and platform and other revenues as follows:

	Year Ended December 31,		Change
(dollars in millions)	2025	2024	Amount	Percent
Transaction revenue	$502.7	$410.2	$92.4	22.5%
Platform and other revenues	120.4	81.9	38.5	47.0%
Revenue	$623.0	$492.1	$130.9	26.6%

Transaction revenue was $502.7 million for the year ended December 31, 2025, compared to $410.2 million for the year ended December 31, 2024, an increase of $92.4 million or 22.5%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes inclusive of the Sertifi acquisition for the year ended December 31, 2025 from both our existing clients and new clients added during the year ended December 31, 2025, compared to the year ended December 31, 2024. Our transaction payment volume outpaced our revenue growth during the year ended December 31, 2025, primarily due to the increase in domestic transactions that have a lower average monetization rate. We experienced strong growth in transaction payment volume across most regions and verticals during the period, excluding Canada, which decreased primarily due to Canada’s international student permit applications cap introduced earlier in 2024. Transaction payment volume increased approximately 32.3% during the year ended December 31, 2025 to $30.7 million compared to $23.2 million during the year ended December 31, 2024.

Platform and other revenues was $120.4 million for the year ended December 31, 2025, compared to $81.9 million for the year ended December 31, 2024, an increase of $38.5 million or 47.0%. The increase in platform and other revenues was primarily driven by the Sertifi and Invoiced acquisitions, an increase in healthcare platform products, and revenue from interest earned on funds held for customers in interest-bearing accounts.

Payment Processing Services Costs

Payment processing services costs were $240.4 million for the year ended December 31, 2025, compared to $177.5 million for the year ended December 31, 2024, an increase of $62.9 million or 35.4%. The increase in payment processing services costs is correlated with the increase in total payment volume of approximately 26.4% over the same period. Our payment processing costs outpaced our total payment volume primarily due to our growing share of domestic transactions and credit card usage as well as our expanded payment processing capabilities that all have higher costs than other payment methods or payment solutions, respectively.

Technology and Development

Technology and development expenses were $70.2 million for the year ended December 31, 2025, compared to $66.6 million for the year ended December 31, 2024, an increase of $3.6 million or 5.4%. The increase in technology and development cost was primarily driven by an increase in personnel costs and stock-based compensation expense.

•
Personnel costs were $43.7 million for the year ended December 31, 2025, compared to $42.1 million for the year ended December 31, 2024, an increase of $1.6 million or 3.8%. The increase in personnel costs was primarily driven by higher headcount resulting from our recent acquisition of Sertifi.
•
Stock-based compensation expense was $13.3 million for the year ended December 31, 2025, compared to $11.7 million for the year ended December 31, 2024, an increase of $1.7 million or 14.4%. The increase in stock-based compensation is attributable to an increase in equity grants awarded to existing and new FlyMates, including our new FlyMates from our recent acquisition of Sertifi.

Selling and Marketing

Selling and marketing expenses were $157.0 million for the year ended December 31, 2025, compared to $129.4 million for the year ended December 31, 2024, an increase of $27.6 million or 21.3%. The increase in selling and marketing expenses was primarily driven by an increase in depreciation and amortization expense, personnel costs, and professional fees.

•
Depreciation and amortization expense was $15.8 million for the year ended December 31, 2025, compared to $8.1 million for the year ended December 31, 2024, an increase of $7.7 million or 94.9%. The increase in depreciation and amortization expense was primarily due to amortization of acquired intangible assets related to the Sertifi and Invoiced acquisitions.
•
Personnel costs were $73.3 million for the year ended December 31, 2025, compared to $66.3 million for the year ended December 31, 2024, an increase of $6.9 million or 10.4%. The increase in personnel costs was primarily driven by higher headcount resulting from our recent acquisition of Sertifi.
•
Professional fees were $28.0 million during the year ended December 31, 2025, compared to $21.2 million for the year ended December 31, 2024, an increase of $6.8 million or 31.9%. The increase in professional fees was primarily due to increases in third party commissions from growth in payment volume.

General and Administrative

General and administrative expenses were $135.5 million for the year ended December 31, 2025, compared to $125.8 million for the year ended December 31, 2024, an increase of $9.7 million or 7.7%. The increase in general and administrative expenses was primarily driven by an increase in personnel costs, engineering tools, and acquisition costs, partially offset by a decrease in professional fees.

•
Personnel costs were $52.4 million for the year ended December 31, 2025, compared to $47.9 million for the year ended December 31, 2024, an increase of $4.5 million or 9.3%. The increase in personnel costs was primarily driven by an increase in headcount.
•
Engineering tools were $12.9 million for the year ended December 31, 2025, compared to $9.2 million for the year ended December 31, 2024, an increase of $3.7 million or 39.8%. The increase in engineering tools was primarily driven by increasing hosting fees.
•
Acquisition costs were $2.6 million for the year ended December 31, 2025, compared to $0.6 million for the year ended December 31, 2024, an increase of $1.9 million or 307.5%. The increase in acquisition costs were attributable to the Sertifi acquisition.
•
Professional fees were $13.0 million for the year ended December 31, 2025, compared to $14.7 million for the year ended December 31, 2024, a decrease of $1.8 million or 11.9%. The decrease in professional fees was primarily driven by a decrease in external consultants.

Restructuring

Restructuring expenses were $8.7 million for the year ended December 31, 2025. There were no restructuring expenses during the year ended December 31, 2024. Restructuring expenses included restructuring and restructuring-related expenses incurred as part of the Restructuring Plan announced in February 2025, related primarily to severance payments, employee benefits, and facilitation costs of $6.3 million and $2.4 million of expense related to the acceleration of stock-based compensation for terminated employees.

Interest Expense

Interest expense was $3.5 million for the year ended December 31, 2025, compared to $0.5 million for the year ended December 31, 2024, an increase of $3.0 million or 600.0%. During the year ended December 31, 2025, we drew down $125.0 million and fully repaid our 2024 Amended Revolving Credit Facility. As of December 31, 2025 and 2024, there was no outstanding indebtedness under the 2024 Amended Revolving Credit Facility and 2024 Revolving Credit Facility, respectively. Interest expense consists primarily of interest expense, amortization of debt issuance costs and unused commitment fees related to our 2024 Amended Revolving Credit Facility and our former 2024 Revolving Credit Facility.

Interest Income

Interest income was $5.6 million for the year ended December 31, 2025, compared to $21.4 million for the year ended December 31, 2024, a decrease of $15.8 million or 73.8%. The decrease in interest income was primarily attributable to the decrease in our cash balance as a result of cash utilized on the Repurchase Program and the acquisition of Sertifi.

Gain (Loss) from Remeasurement of Foreign Currency

Gain from remeasurement of foreign currency was $7.9 million for the year ended December 31, 2025, compared to a loss of $11.8 million for the year ended December 31, 2024, an increase of $19.7 million or 166.9%. The increase was primarily the result of the remeasurement of foreign currency intercompany loans, net of related hedging instruments and the impact of fluctuations in exchange rates during respective remeasurement periods.

Gain on Available-for-Sale Debt Securities

Gain from sale of available-for-sale debt securities was $0.2 million for the year ended December 31, 2025, compared to no gain or loss, as there were no sales of available-for-sale debt security investments during the year ended December 31, 2024.

Provision for (Benefit from) Income Taxes

Provision for income taxes was $7.9 million during the year ended December 31, 2025, compared to a benefit from income taxes of $1.0 million during the year ended December 31, 2024, an increase of $8.9 million or 890%. The provision for income taxes for the year ended December 31, 2025, was primarily attributable to activity in our foreign subsidiaries and U.S. state taxes. The income tax benefit for the year ended December 31, 2024 was primarily attributable to a non-recurring benefit of $4.9 million relating to the release of a portion of our valuation allowance in the U.S. In assessing the realizability of its deferred tax assets, we considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The realization of deferred tax assets depends upon the generation of future taxable income. We have evaluated the positive and negative evidence bearing upon the realizability and determined that it is more likely than not that we will not realize the benefits of the deferred tax assets, and as a result, a valuation allowance has been established against federal, state and certain foreign deferred tax assets as of December 31, 2025 and 2024. The Company will continue to maintain a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. We believe that there is a reasonable possibility that within the next 12 months that sufficient positive evidence may become available to reach a conclusion that a portion of the valuation allowance may no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve. Our effective tax rate was 37.0% for the year ended December 31, 2025, compared to (55.9)% for the year ended December 31, 2024.

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

	Year Ended December 31,
(dollars in millions)	2025	2024
Total Payment Volume	$37,554.1	$29,715.3
Revenue	$623.0	$492.1
Revenue Less Ancillary Services	$603.1	$474.2
Gross Profit	$371.1	$306.9
Adjusted Gross Profit	$381.6	$312.8
Gross Margin	59.6%	62.4%
Adjusted Gross Margin	63.3%	66.0%
Net Income	$13.5	$2.9
Adjusted EBITDA	$120.6	$77.9
Adjusted EBITDA Margin	20.0%	16.4%

For the year ended December 31, 2025, transaction revenue and platform and other revenues represented 80.7% and 19.3% of our revenue, respectively. For the year ended December 31, 2025, transaction revenue and platform and other revenues represented 83.0% and 17.0% of our total revenue less ancillary services, respectively. For the year ended December 31, 2025, our total payment volume was approximately $37.6 billion, consisting of $30.7 billion of total payment volume from transactions included in transaction revenue and $6.8 billion of total payment volume from transactions included in platform and other revenues.

For the year ended December 31, 2024, transaction revenue and platform and other revenues represented 83.4% and 16.6% of our revenue, respectively. For the year ended December 31, 2024, transaction revenue and platform and other revenues represented 86.1% and 13.9% of our total revenue less ancillary services, respectively. For the year ended December 31, 2024, our total payment volume was approximately $29.7 billion, consisting of $23.2 billion of total payment volume from transactions included in transaction revenue and $6.5 billion of total payment volume from transactions included in platform and other revenues.

Revenue Less Ancillary Services, FX Neutral Revenue Less Ancillary Services, Adjusted Gross Profit, Adjusted Gross Margin, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Non-GAAP Operating Expenses

We use non-GAAP financial measures to supplement financial information presented on a GAAP basis. We believe that excluding certain items from our GAAP results allows management to better understand our consolidated financial performance from period to period and better project our future consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP financial measures provide our stakeholders with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period to period comparisons. There are limitations to the use of the non-GAAP financial measures presented here. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently, limiting the usefulness of those measures for comparative purposes.

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
•
FX Neutral Revenue Less Ancillary Services - represents Revenue Less Ancillary Services adjusted to show presentation on a FX Neutral basis. The FX Neutral information presented is calculated by translating current period results using prior period weighted average foreign currency exchange rates. We analyze FX Neutral Revenue Less Ancillary Services on an FX Neutral basis to provide a comparable framework for assessing how the business performed excluding the effect of foreign currency fluctuations.
•
Adjusted Gross Profit and Adjusted Gross Margin - Adjusted Gross Profit represents Revenue Less Ancillary Services, less cost of revenue adjusted to (i) exclude pass-through cost for printing services, (ii) offset marketing fees against costs incurred, and (iii) exclude depreciation and amortization, including accelerated amortization on the impairment of customer set-up costs tied to technology integration, if applicable. Adjusted Gross Margin represents Adjusted Gross Profit divided by Revenue Less Ancillary Services. Management believes this presentation supplements the GAAP presentation of Gross Profit and Gross Margin with a useful measure of the gross profit and gross margin of our payment processing-related services, which are the primary services we provide to our clients.
•
Adjusted EBITDA - EBITDA represents our consolidated net income (loss) in accordance with GAAP adjusted to exclude (i) interest expense, (ii) interest income, (iii) provision for (benefit from) income taxes, and (iv) depreciation and amortization. Adjusted EBITDA represents EBITDA further adjusted by excluding (i) stock-based compensation expense and related payroll taxes, (ii) the impact from the change in fair value measurement for contingent consideration associated with acquisitions, (iii) gain (loss) from the remeasurement of foreign currency, (iv) indirect taxes related to intercompany activity, (v) acquisition related transaction costs, (vi) employee retention costs, such as incentive compensation associated with acquisition activities, (vii) restructuring, and (viii) gain (loss) from investments. Management believes that the exclusion of these amounts to calculate Adjusted EBITDA provides useful measures for period-to-period comparisons of our business.

•
Adjusted EBITDA Margin - represents Adjusted EBITDA divided by Revenue Less Ancillary Services. Management believes this presentation supplements the GAAP presentation of gross margin with a useful measure of the gross margin of our payment-related services, which are the primary services we provide to our clients.
•
Non-GAAP Operating Expenses - represents GAAP Operating Expenses adjusted by excluding (i) stock-based compensation expense and related payroll taxes, (ii) depreciation and amortization, (iii) acquisition related transaction costs, if applicable, (iv) employee retention costs, such as incentive compensation associated with acquisition activities, (v) the impact from the change in fair value measurement for contingent consideration associated with acquisitions, and (vi) restructuring costs.

These non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for revenue, gross profit, gross margin, operating expenses, or net income (loss) prepared in accordance with GAAP and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of these non-GAAP financial measures to the most directly comparable GAAP financial measure are presented below. We encourage you to review these reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items.

Reconciliations of Non-GAAP Financial Measures

The tables below provide reconciliations of Revenue Less Ancillary Services, Adjusted Gross Profit, Adjusted Gross Margin, FX Neutral Revenue Less Ancillary Services, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Non-GAAP Operating Expenses to the most comparable GAAP figure on a consolidated basis for the periods presented. All dollar amounts are rounded and as a result, certain amounts may not recalculate using the rounded amounts provided.

Revenue Less Ancillary Services, Adjusted Gross Profit, and Adjusted Gross Margin:

	Year Ended December 31,
(dollars in millions)	2025	2024
Revenue	$623.0	$492.1
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	(17.6)	(15.9)
Marketing fees	(2.4)	(2.0)
Revenue Less Ancillary Services	$603.1	$474.2
Payment processing services costs	240.4	177.5
Hosting and amortization costs within technology and development expenses	11.6	7.7
Cost of Revenue	$252.0	$185.2
Adjusted to:
Exclude printing and mailing costs	(17.6)	(15.9)
Offset marketing fees against related costs	(2.4)	(2.0)
Exclude depreciation and amortization	(10.5)	(5.9)
Adjusted Cost of Revenue	$221.5	$161.4
Gross Profit	$371.1	$306.9
Gross Margin	59.6%	62.4%
Adjusted Gross Profit	$381.6	$312.8
Adjusted Gross Margin	63.3%	66.0%

Revenue Less Ancillary Services Disaggregated by Revenue Type

	Year Ended December 31, 2025
(dollars in millions)	Transaction	Platform and other revenues	Revenue
Revenue	$502.7	$120.4	$623.0
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(17.6)	(17.6)
Marketing fees	(2.4)	—	(2.4)
Revenue Less Ancillary Services	$500.3	$102.7	$603.1
Percentage of Revenue	80.7%	19.3%	100.0%
Percentage of Revenue Less Ancillary Services	83.0%	17.0%	100.0%

	Year Ended December 31, 2024
(dollars in millions)	Transaction	Platform and other revenues	Revenue
Revenue	$410.2	$81.9	$492.1
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(15.9)	(15.9)
Marketing fees	(2.0)	—	(2.0)
Revenue Less Ancillary Services	$408.2	$66.0	$474.2
Percentage of Revenue	83.4%	16.6%	100.0%
Percentage of Revenue Less Ancillary Services	86.1%	13.9%	100.0%

FX Neutral Revenue Less Ancillary Services:

	Year Ended December 31,		Percentage
(dollars in millions)	2025	2024	Change
Revenue	$623.0	$492.1	26.6%
Ancillary services	(20.0)	(17.9)
Revenue Less Ancillary Services	603.1	474.2	27.2%
Effects of foreign currency rate fluctuations	(6.6)	—
FX Neutral Revenue Less Ancillary Services	$596.5	$474.2	25.8%

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin:

	Year Ended December 31,
(in millions)	2025	2024
Net income	$13.5	$2.9
Interest expense	3.5	0.5
Interest income	(5.6)	(21.4)
Provision for (benefit from) income taxes	7.9	(1.0)
Depreciation and amortization expense	27.7	18.5
EBITDA	47.0	(0.5)
Stock-based compensation expense and related taxes	69.7	65.8
Change in fair value of contingent consideration	(1.9)	(1.0)
(Gain) loss from remeasurement of foreign currency	(7.9)	11.8
Gain on available-for-sale debt securities	(0.2)	—
Indirect taxes related to intercompany activity	2.5	0.7
Acquisition related transaction costs (a)	2.6	0.6
Restructuring	8.7	—
Acquisition related employee retention costs (b)	0.0	0.5
Adjusted EBITDA	$120.6	$77.9
Adjusted EBITDA margin	20.0%	16.4%

(a) Acquisition-related transaction costs consisted of legal and advisory fees incurred in connection with the Sertifi and Invoiced acquisitions.

(b) Acquisition-related employee retention costs consisted of costs incurred to retain and compensate Invoiced and StudyLink employees in connection with integration of the business.

Net Margin, EBITDA Margin, and Adjusted EBITDA Margin:

	Year Ended December 31,
(in millions)	2025	2024
Revenue (A)	$623.0	$492.1
Revenue less ancillary services (B)	$603.1	$474.2
Net income (C)	$13.5	$2.9
EBITDA (D)	$47.0	$(0.5)
Adjusted EBITDA (E)	$120.6	$77.9
Net margin (C/A)	2.2%	0.6%
Net margin using RLAS (C/B)	2.2%	0.6%
EBITDA Margin (D/B)	7.8%	(0.1)%
Adjusted EBITDA Margin (E/B)	20.0%	16.4%

Reconciliation of GAAP Operating Expenses to Non-GAAP Operating Expenses:

	Year Ended December 31,
(in millions)	2025	2024
GAAP Technology and development	$70.2	$66.6
(-) Stock-based compensation expense and related taxes	(13.4)	(11.8)
(-) Depreciation and amortization	(6.7)	(7.4)
Non-GAAP Technology and development	$50.1	$47.4

GAAP Selling and marketing	$157.0	$129.4
(-) Stock-based compensation expense and related taxes	(19.8)	(18.3)
(-) Depreciation and amortization	(16.3)	(8.2)
(-) Acquisition related employee retention costs	0.0	(0.5)
Non-GAAP Selling and marketing	$121.0	$102.4

GAAP General and administrative	$135.5	$125.8
(-) Stock-based compensation expense and related taxes	(36.5)	(35.7)
(-) Depreciation and amortization	(3.0)	(3.0)
(-) Acquisition related transaction costs	(2.6)	(0.6)
(-) Change in fair value of contingent consideration	1.9	1.0
Non-GAAP General and administrative	$95.3	$87.5

Liquidity and Capital Resources

As of December 31, 2025, our principal source of liquidity is cash and cash equivalents of $330.3 million, short-term available-for-sale debt securities of $24.7 million, and the available balance under our 2024 Amended Revolving Credit Facility of $300.0 million. Cash equivalents is comprised primarily of money market funds. Our short-term available-for-sale debt securities are comprised of corporate bonds and U.S. Government obligations.

On August 6, 2024, we announced the Repurchase Program. On July 30, 2025, our board of directors approved an increase in the aggregate amount of voting and non-voting common stock outstanding that may be repurchased under the Repurchase Program by an additional $150.0 million, bringing the total authorized amount under the Repurchase Program to $300.0 million. For additional information on our Repurchase Program, see Note 13 - Stockholders’ Equity in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. During the year ended December 31, 2025, we repurchased 5,623,829 shares of our common stock for an aggregate amount of $72.9 million, including commissions and accrued excise tax, under the Repurchase Program. The repurchased shares are held as treasury stock. As of December 31, 2025, approximately $181.9 million of the authorized $300.0 million amount under the Repurchase Program remained available for future repurchases.

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

During the year ended December 31, 2025, we drew down and fully repaid $125.0 million under the 2024 Amended Revolving Credit Facility in connection with the acquisition of Sertifi. There was no outstanding indebtedness under the 2024 Amended Revolving Credit Facility and 2024 Revolving Credit Facility as of December 31, 2025 and 2024, respectively.

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

Contractual Obligations

Contractual obligations consist of operating leases that relate to real estate for our primary facilities. Refer to Note 17 - Leases for additional details.

Cash Flows

The following table sets forth a summary of our cash flow information for the periods presented. All dollar amounts in the table below are rounded and as a result, certain amounts may not recalculate using the rounded amounts provided.

	Year Ended December 31,
(in millions)	2025	2024
Net cash provided by operating activities	$100.2	$98.7
Net cash used in investing activities	(194.2)	(214.0)
Net cash (used in) provided by financing activities	(78.4)	(37.6)
Effect of exchange rates changes on cash and cash equivalents	7.5	(6.4)
Net change in cash and cash equivalents	$(164.9)	$(159.4)

Operating Activities

Net cash provided by operating activities consists of net income adjusted for certain non-cash items and changes in operating assets and liabilities.

During the year ended December 31, 2025, net cash provided by operating activities of $100.2 million was primarily the result of net income of $13.5 million adjusted for non-cash expenses of $86.3 million, which primarily consisted of stock-based compensation expense of $71.8 million and depreciation and amortization of $26.1 million, and the benefit of changes in operating assets and liabilities, net of acquisitions of $0.4 million.

During the year ended December 31, 2024, net cash provided by operating activities of $98.7 million was primarily the result of net income of $2.9 million adjusted for non-cash expenses of $82.0 million, which primarily consisted of stock-based compensation expense of $64.9 million and depreciation and amortization of $17.4 million, and the benefit of changes in operating assets and liabilities, net of acquisitions of $13.8 million.

Net cash provided by operating activities was $100.2 million during the year ended December 31, 2025, compared to $98.7 million during the year ended December 31, 2024. The increase of $1.5 million in our net cash provided by operating activities was primarily related to our net income (after adjustments for an increase in non-cash expenses of $4.3 million) which increased by $14.9 million for the year ended December 31, 2025, compared to the prior period, reflective of the growth in transaction payment volumes, from both our existing clients and new clients and an increase in gains from the remeasurement of foreign currency due to foreign currency intercompany loans and impact of fluctuations in exchange rates during respective remeasurement periods, offset by increases in our costs and operating expenses, the largest of which was our payment processing services costs. The net increase in net cash provided by operating activities for the year ended December 31, 2025, compared to the prior period, were partially offset by a net decrease in our operating assets and liabilities, net of acquisitions of $13.4 million. This decrease was driven by an decrease in the change of funds receivable from payment partners of $87.1 million, as a result of the timing of collections from our partners in the applicable period, partially offset by an increase in the change of funds payable to clients of $84.5 million compared to the prior year as a result of the timing of payments to our clients in the applicable period. The timing of collections from our partners will vary from period to period based on when our clients’ customer payment for a particular transaction is made, as well as the customer’s payment method which impacts the timing of settlement of the payment. The timing of payments to our clients will vary from period to period based on when our client’s customer payment for a particular transaction is made and when we are contractually required to remit such payment to our client. The net decrease in our operating assets and liabilities, net of acquisitions, was further increased by the change in prepaid expenses, other current assets and other assets of $12.7 million, for the year ended December 31, 2025, compared to the prior period, which was a result of timing of prepayments for recurring costs.

Investing Activities

During the year ended December 31, 2025, cash used in investing activities of $194.2 million was primarily the result of our acquisition of Sertifi for a purchase consideration of $324.9 million, net of cash acquired, and the purchase of short-term and long-term investments for $16.1 million, offset primarily by the proceeds from the maturity and sale of short-term and long-term investments of $156.6 million.

During the year ended December 31, 2024, cash used in investing activities of $214.0 million was primarily the result of the purchase of short-term and long-term investments for $192.1 million, our acquisition of Invoiced for a purchase consideration of $45.2 million, net of cash acquired, and the capitalization of internally developed software costs of $5.3 million, offset primarily by the proceeds from the maturity and sale of short-term and long-term investments of $29.6 million.

Financing Activities

During the year ended December 31, 2025, cash used in financing activities of $78.4 million was primarily the result of our common stock repurchased under our Repurchase Program of $74.3 million. During 2025, we drew down and repaid $125.0 million from the revolving credit facility.

During the year ended December 31, 2024, cash used in financing activities of $37.6 million was primarily driven by common stock repurchase of $43.7 million, offset primarily by proceeds from the exercise of stock options of $5.6 million and proceeds from the issuance of stock under the ESPP of $3.1 million.

As of December 31, 2025 and 2024, there was no outstanding indebtedness under the 2024 Amended Revolving Credit Facility and 2024 Revolving Credit Facility, respectively.

Critical Accounting Policies and Estimates

Our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with GAAP. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated, and reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 1 - Business Overview and Summary of Significant Accounting Policies in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We believe that the following critical accounting policies are most important to the judgments and estimates used in the preparation of our consolidated financial statements.

Intangible Assets, net

Intangible assets consist of acquired developed technology, acquired relationships and trade names and associated trademarks. Intangible assets are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired, and reported net of accumulated amortization, separately from goodwill.

We estimate the fair value of acquired developed technology using the relief-from-royalty method, a form of the income approach, which estimates the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for similar technology. The fair value of acquired relationships is estimated using the multi-period excess earnings method under the income approach, which represents the total income to be generated by the asset. Under this method, the value of an intangible asset is equal to the present value of the incremental after-tax cash flows attributable solely to the intangible asset. We value trade names and trademarks using the relief-from-royalty method. The relief-from-royalty method determines the present value of the economic royalty savings associated with the ownership or possession of the trade name or trademark based on an estimated royalty rate applied to the cash flows to be generated by the business. The estimated royalty rate is determined based on the assessment of a reasonable royalty rate that a third-party would negotiate in an arm’s-length license agreement for the use of the trade name or trademark.

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

The estimated fair values of these intangible assets reflect various assumptions including discount rates, obsolescence rate, royalty rates, customer attrition rates, revenue growth rates, operating margins and add-backs, terminal values, and other prospective financial information.

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

Transaction Revenue

Our transaction revenue is derived from fees charged for payment processing services provided to educational institutions, healthcare entities and other commercial entities, which is comprised of processing domestic and cross-border transactions. Our services relate to facilitating payments from individuals, such as students and patients, and organizations to clients. Fees charged for payment processing services consists of a rate applied to the monetary value of the payment and can vary based on the payment method, currency pair conversion the transaction is settling in, as well as the geographic region in which the client and the client’s customer resides. Fees received are recorded as revenue in the consolidated statements of operations and comprehensive income (loss) upon completion of the payment processing transaction. We do not recognize the underlying amount of the transaction being settled between client and client’s customer, as revenue or cost of revenue in the consolidated statements of operations and comprehensive income (loss), as we are not the responsible party for fulfilling the obligation between the client and client’s customer. Therefore, revenue is only recognized for the fee for which we are entitled for processing the payment.

We additionally incur costs in processing payments which may include banking, credit card processing, foreign currency translation and partner fees. These fees are direct costs incurred in providing payment processing services. The determination of whether we are a principal to a transaction (gross revenue) or an agent (net revenue) can require considerable judgment. Changes in judgments with respect to these assumptions and estimates could impact the amount of revenue recognized. Since we control the payment processing service, we are responsible for completing the payment, bear primary responsibility for the fulfillment of the payment service, and have full discretion in determining the fee charged, we act as a principal. As such, we recognize payment processing fee charged on a gross basis.

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

The money can be wired directly from the client’s customer to us or to our third-party service provider to collect funds before remittance. The third-party service provider charges us on a recurring basis with a fee for each payment processed. The fee paid to third-party service providers as well as any foreign exchange banking fees paid by us are reflected in the payment processing services costs line in the consolidated statements of operations and comprehensive income (loss).

Platform and Other Revenues

Our platform and other revenues primarily include (i) fees earned for the utilization of our platforms to optimize cash collections and student application processing, which include revenue earned from software subscription fees and usage-based fees, (ii) fees for the establishment of payment plans on our payment platform, (iii) fees related to printing, mailing, and other services which are ancillary to the solutions we provide to our clients, (iv) commissions from insurance providers when an end-user purchases an insurance policy, and (v) revenue from interest earned on funds held for customers in interest-bearing accounts. Platform and other revenues has been referred to as platform and usage-based fee revenue in prior filings.

Performance Obligations

We use significant judgment on determining the performance obligations in the arrangement based on considerations such as whether the client can benefit from each service on its own or together with other resources that are readily available from third-parties or from us and whether each service is distinct in the context of the arrangement, whereby the transfer of the service is separately identifiable from other promises in the contract. In addition, we consider whether the arrangements contain a series of distinct services that are substantially the same and whether they have the same pattern of transfer.

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

Recent Accounting Pronouncements

See Note 1 - Business Overview and Summary of Significant Accounting Policies in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for accounting pronouncements adopted and accounting pronouncements not yet adopted as of December 31, 2025.

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

Interest Rate Risk

We are exposed to interest rate risk relating to our cash and cash equivalents and available-for-sale debt securities. We hold cash in both non-interest and interest-bearing bank accounts. Our corporate investment portfolio consists of money market funds, which are AAA-rated and comprised of liquid, high quality debt securities issued by the U.S. government, and investments in available-for-sale, which are corporate bonds and U.S. government obligations.

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

As of December 31, 2025 and 2024, there was no outstanding indebtedness under the 2024 Amended Revolving Credit Facility and 2024 Revolving Credit Facility, respectively. An immediate 10% increase or decrease in interest rates on either our cash and cash equivalents and available-for-sale debt securities or our 2024 Amended Revolving Credit Facility would not have a material effect on our financial position, results of operations or cash flows.

Information provided by the sensitivity analysis is not a prediction of future events and does not necessarily represent the actual changes that would occur.

Foreign Currency Exchange Risk

For our cross-border payments, we have short term foreign currency exchange exposure, typically between one and four days. Our cross-border payment service allows our client’s customers to use their local currency to pay our clients. When a client’s customer books a cross-border payment in the customer’s local currency, we provide an amount to be paid to the client in that local currency based on the foreign exchange rate then in effect. The client’s customer then has a certain amount of time to complete payment—typically one to four days—that may differ depending on the payment method selected. When our client’s customer makes the payment and we process these funds to our clients through our global payment network, the actual exchange rate may differ from the exchange rate that was initially used to calculate the amount payable by the client’s customer due to foreign exchange rate fluctuations. The amount our client’s customers pay in their local currency is not adjusted for changes in foreign exchange rates between booking the transaction and the date the funds are paid and converted. If the value of the currency used by the client’s customer weakens relative to the currency in which funds are remitted to our clients, we may be required to cover the shortfall in remitted funds. This could have an unfavorable effect on our cash flows and operating results. We have been leveraging our in-house currency hedging algorithms since 2014, including entering into non-deliverable forward foreign currency contracts, to mitigate the volatility related to fluctuations in the foreign exchange rates. In addition, we have intercompany loans payable in foreign currencies and to mitigate the impact of foreign currency fluctuations on our net income (loss), beginning in July 2025, we entered into foreign currency forward contracts to economically hedge the variability in exchange rates associated with certain intercompany loans.

Our cash flows and operating results may also be impacted by fluctuations in foreign currency exchange rates between the U.S. Dollar and various currencies, in particular the British Pound. The value of our revenue and profits in local currencies may be worth more or less in U.S. Dollars due to a strengthening or weakening, respectively, of those currencies against the U.S. Dollar. For example, as the U.S. Dollar weakened against several currencies, including the

British Pound, relative to the prior year, these foreign exchange impacts increased our reported revenue in U.S. Dollars by approximately $6.6 million compared to the prior year on a FX Neutral basis.

Fluctuations in foreign currency exchange rates may also impact the value of assets and liabilities denominated in currencies other than the functional currencies of our entities. Our reporting currency and the functional currency of our subsidiaries, with the exception of our U.K. and Australian subsidiaries, is the U.S. Dollar. The functional currency for our U.K. and Australian subsidiaries is the local currency, or British Pound and Australian Dollar, respectively. Financial statements of our foreign subsidiaries are translated from local currency into U.S. Dollars using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates in effect during the period for revenue and expenses. Resulting translation adjustments are included as a component of accumulated other comprehensive (loss) income in our consolidated balance sheets. Gains and losses from the remeasurement of foreign currencies into functional currencies are recognized in the consolidated statements of operations and comprehensive income (loss). A potential change in foreign exchange rates of 10% from such remeasurement would have impacted income (loss) before income taxes by approximately $25.3 million and $24.7 million for the years ended December 31, 2025 and 2024, respectively.

Inflation Risk

Inflation did not have a material effect on our cash flows and results of operations during the year ended December 31, 2025. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increase in prices of our product offerings.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Flywire Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Flywire Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Sertifi LLC (“Sertifi”) from its assessment of internal control over financial reporting as of December 31, 2025, because it was acquired by the Company in a purchase business combination during 2025. We have also excluded Sertifi from our audit of internal control over financial reporting. Sertifi is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 2% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

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

Revenue Recognition – Transaction Revenue for Cross-Border Transactions

As described in Notes 1 and 2 to the consolidated financial statements, the Company’s transaction revenue relates to fees charged for payment processing services provided to educational institutions, healthcare entities and other commercial entities (each a client), which is comprised of processing domestic and cross-border transactions. The Company’s services relate to facilitating payments from individuals, such as students and patients, and organizations (the client’s customer) to clients. Revenue is recognized for the fee to which the Company is entitled for processing the payment. Total transaction revenue for the year ended December 31, 2025 was $502.7 million, of which a significant portion related to cross-border transactions.

The principal considerations for our determination that performing procedures relating to recognition of transaction revenue for cross-border transactions is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the Company’s revenue recognition for cross-border transactions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognition, including controls over revenue recognition for cross-border transactions. These procedures also included, among others (i) testing the revenue recognized for a sample of cross-border revenue transactions by obtaining and inspecting source documents, such as client contracts, cash receipts and cash payments; (ii) testing the revenue recognized for a sample of cross-border revenue transactions near December 31, 2025 by obtaining and inspecting source documents, such as bank statements; and (iii) confirming a sample of balances receivable from third party payment providers outstanding as of December 31, 2025.

Acquisition of Sertifi LLC – Valuation of Certain Acquired Relationships and Developed Technology

As described in Notes 1 and 10 to the consolidated financial statements, on February 24, 2025, the Company acquired Sertifi for total purchase consideration of $328.0 million, net of cash acquired. Of the acquired intangible assets, $53.1 million was allocated to acquired relationships, of which a significant portion relates to certain acquired relationships, and $29.0 million was allocated to developed technology. Management estimates the fair value of acquired relationships using the multi-period excess earnings method and estimates the fair value of acquired developed technology using the relief-from-royalty method. Determining the fair value of assets acquired is judgmental in nature and can involve the use of significant estimates and assumptions. Fair value determinations are based on, among other factors, estimates of future expected cash flows, revenue growth rates, royalty rates, operating margins and add-backs, obsolescence rate, customer attrition rates, and appropriate discount rates used in computing present values.

The principal considerations for our determination that performing procedures relating to the valuation of certain acquired relationships and developed technology acquired in the acquisition of Sertifi is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the certain acquired relationships and the developed technology acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates and discount rate for the certain acquired relationships and revenue growth rates, obsolescence rate and discount rate for the developed technology acquired; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the certain acquired relationships and the developed technology acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the certain acquired relationships and the developed technology acquired; (iii) evaluating the appropriateness of the multi-period excess earnings and relief-from-royalty methods used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings and relief-from-royalty methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates and discount rate for the certain acquired relationships and revenue growth rates, obsolescence rate and discount rate for the developed technology acquired. Evaluating management’s assumptions related to revenue growth rates involved considering (i) the current and past performance of the Sertifi business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings and relief-from-royalty methods used by management and (ii) the reasonableness of the assumptions related to the obsolescence rate for the developed technology acquired and discount rates for the certain acquired relationships and the developed technology acquired.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 24, 2026

We have served as the Company’s auditor since 2019.

FLYWIRE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value per share and share amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$330,303	$495,242
Short-term investments	24,692	115,848
Accounts receivable, net of allowance of $834 and $410, respectively	34,776	23,703
Unbilled receivables, net of allowance of $45 and $36, respectively	20,522	15,453
Funds receivable from payment partners	155,455	90,110
Prepaid expenses and other current assets	36,540	22,528
Total current assets	602,288	762,884
Long-term investments	—	50,125
Property and equipment, net	22,125	17,160
Intangible assets, net	189,050	118,684
Goodwill	406,507	149,558
Other assets	33,343	24,035
Total assets	$1,253,313	$1,122,446
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,298	$15,353
Funds payable to clients	310,799	217,788
Accrued expenses and other current liabilities	55,715	49,297
Deferred revenue	19,951	7,337
Total current liabilities	401,763	289,775
Deferred tax liabilities	12,900	12,643
Other liabilities	3,479	5,261
Total liabilities	418,142	307,679
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Voting common stock, $0.0001 par value; 2,000,000,000 shares authorized, 130,335,519 shares issued and 120,086,090 shares outstanding as of December 31, 2025; 126,853,852 shares issued and 122,182,878 shares outstanding as of December 31, 2024	13	13
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized, 1,873,320 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Treasury voting common stock, at cost; 10,249,429 and 4,670,974 shares as of December 31, 2025 and December 31, 2024, respectively	(118,636)	(46,268)
Additional paid-in capital	1,108,679	1,033,958
Accumulated other comprehensive income (loss)	2,488	(2,066)
Accumulated deficit	(157,373)	(170,870)
Total stockholders’ equity	835,171	814,767
Total liabilities and stockholders’ equity	$1,253,313	$1,122,446

The accompanying notes are an integral part of these consolidated financial statements.

FLYWIRE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$623,025	$492,144	403,094
Costs and operating expenses:
Payment processing services costs	240,360	177,490	147,339
Technology and development	70,207	66,636	62,028
Selling and marketing	156,991	129,435	107,621
General and administrative	135,482	125,838	107,624
Restructuring	8,690	—	—
Total costs and operating expenses	611,730	499,399	424,612
Income (loss) from operations	$11,295	$(7,255)	$(21,518)
Other income (expense):
Interest expense	(3,526)	(538)	(372)
Interest income	5,640	21,440	13,349
Gain (loss) from remeasurement of foreign currency	7,865	(11,787)	4,189
Gain on available-for-sale debt securities	166	—	—
Total other income (expense), net	10,145	9,115	17,166
Income (loss) before income taxes	21,440	1,860	(4,352)
Provision for (benefit from) income taxes	7,943	(1,040)	4,214
Net income (loss)	$13,497	$2,900	$(8,566)
Other comprehensive income (loss):
Foreign currency translation adjustment	4,707	(3,594)	3,232
Unrealized (losses) gains on available-for-sale debt securities, net of taxes	(153)	208	—
Total other comprehensive income (loss)	4,554	(3,386)	3,232
Comprehensive income (loss)	$18,051	$(486)	$(5,334)

Net income (loss) attributable to common stockholders – basic and diluted	$13,497	$2,900	$(8,566)
Net income (loss) per share attributable to common stockholders – basic	$0.11	$0.02	$(0.07)
Net income (loss) per share attributable to common stockholders – diluted	$0.11	$0.02	$(0.07)
Weighted average common shares outstanding – basic	122,377,814	124,269,820	114,828,494
Weighted average common shares outstanding – diluted	127,747,476	129,339,462	114,828,494

The accompanying notes are an integral part of these consolidated financial statements.

FLYWIRE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

								Accumulated
	Voting		Non-Voting		Treasury		Additional	Other		Total
	Common Stock		Common Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2022	109,790,702	$10	1,873,320	$1	(2,317,722)	$(748)	$649,756	$(1,912)	$(165,204)	$481,903
Issuance of common stock in connection with public offering, net of underwriter discounts and commissions	8,500,000	1	—	—	—	—	261,119	—	—	261,120
Costs incurred in connection with public offering	—	—	—	—	—	—	(1,062)	—	—	(1,062)
Issuance of treasury stock under equity incentive plans	—	—	—	—	2,677	1	(1)	—	—	—
Issuance of common stock upon exercise of stock options, net of tax withheld	3,339,587	—	—	—	—	—	1,877	—	—	1,877
Issuance of common stock upon settlement of restricted stock units, net of tax withheld	1,192,362	—	—	—	—	—	—	—	—	—
Issuance of common stock for retention bonus	42,498	—	—	—	—	—	1,196	—	—	1,196
Issuance of common stock under employee stock purchase plan	145,058	—	—	—	—	—	2,691	—	—	2,691
Foreign currency translation adjustment	—	—	—	—	—	—	—	3,232	—	3,232
Stock-based compensation	—	—	—	—	—	—	43,726	—	—	43,726
Net loss	—	—	—	—	—	—	—	—	(8,566)	(8,566)
Balances at December 31, 2023	123,010,207	11	1,873,320	1	(2,315,045)	(747)	959,302	1,320	(173,770)	786,117
Issuance of common stock upon exercise of stock options, net of tax withheld	1,799,325	2	—	—	—	—	5,613	—	—	5,614
Issuance of common stock upon settlement of restricted stock units, net of tax withheld	1,794,743	—	—	—	—	—	(798)	—	—	(798)
Issuance of common stock under employee stock purchase plan	193,413	—	—	—	—	—	3,108	—	—	3,108
Issuance of common stock for retention bonus	56,164	—	—	—	—	—	324	—	—	324
Common stock repurchases, including related costs	—	—	—	—	(2,386,856)	(45,564)	—	—	—	(45,564)
Issuance of treasury stock under equity incentive plans	—	—	—	—	30,927	43	(43)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(3,594)	—	(3,594)
Unrealized gains on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	208	—	208
Stock-based compensation	—	—	—	—	—	—	66,452	—	—	66,452
Net income	—	—	—	—	—	—	—	—	2,900	2,900
Balances at December 31, 2024	126,853,852	$13	1,873,320	$—	(4,670,974)	$(46,268)	$1,033,958	$(2,066)	$(170,870)	$814,767

								Accumulated
	Voting		Non-Voting		Treasury		Additional	Other		Total
	Common Stock		Common Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	126,853,852	$13	1,873,320	$—	(4,670,974)	$(46,268)	$1,033,958	$(2,066)	$(170,870)	$814,767
Issuance of common stock upon exercise of stock options, net of tax withheld	854,857	—	—	—	—	—	2,303	—	—	2,303
Issuance of common stock upon settlement of restricted stock units, net of tax withheld	2,284,888	—	—	—	—	—	(4,214)	—	—	(4,214)
Issuance of common stock for retention bonus	41,998	—	—	—	—	—	—	—	—	—
Issuance of treasury stock under equity incentive plans	—	—	—	—	45,374	488	(488)	—	—	—
Issuance of common stock under employee stock purchase plan	299,924	—	—	—	—	—	3,338	—	—	3,338
Common stock repurchases, including related costs	—	—	—	—	(5,623,829)	(72,856)	—	—	—	(72,856)
Foreign currency translation adjustment	—	—	—	—	—	—	—	4,707	—	4,707
Unrealized losses on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	(153)	—	(153)
Stock-based compensation	—	—	—	—	—	—	73,782	—	—	73,782
Net income	—	—	—	—	—	—	—	—	13,497	13,497
Balances at December 31, 2025	130,335,519	$13	1,873,320	$—	(10,249,429)	$(118,636)	$1,108,679	$2,488	$(157,373)	$835,171

The accompanying notes are an integral part of these consolidated financial statements.

FLYWIRE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$13,497	$2,900	$(8,566)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized (gain) loss on remeasurement of foreign currency	(11,939)	11,573	2,320
Depreciation and amortization	26,058	17,363	15,764
Stock-based compensation expense	71,777	64,933	43,726
Amortization of deferred contract costs	1,664	972	1,789
Change in fair value of contingent consideration	(1,901)	(978)	380
Deferred tax (benefit) provision	(1,365)	(8,794)	72
Change in provision for uncollectible accounts	2,361	(83)	326
Non-cash interest income	—	(1,435)	—
Amortization of debt issuance costs	271	230	298
Net accretion of discounts and amortization of premiums on investments	(607)	(1,807)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,813)	(5,226)	(1,805)
Unbilled receivables	(4,462)	(4,841)	(5,228)
Funds receivable from payment partners	(63,716)	23,335	(53,151)
Prepaid expenses, other current assets and other assets	(17,722)	(5,071)	(5,124)
Funds payable to clients	91,838	7,361	82,301
Accounts payable, accrued expenses and other current liabilities	4,725	168	4,721
Contingent consideration	(475)	(93)	(467)
Other liabilities	(676)	(1,447)	170
Deferred revenue	(2,340)	(391)	(1,180)
Net cash provided by operating activities	100,175	98,669	76,346
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	(324,921)	(45,230)	(32,764)
Purchase of short-term and long-term investments	(16,093)	(192,120)	—
Proceeds from the maturity and sale of short-term and long-term investments	156,637	29,598	—
Capitalization of internally developed software	(8,506)	(5,317)	(5,004)
Purchases of property and equipment	(1,350)	(924)	(1,009)
Net cash used in investing activities	(194,233)	(213,993)	(38,777)
Cash flows from financing activities:
Proceeds from issuance of revolving credit facility	125,000	—	—
Payment of revolving credit facility	(125,000)	—	—
Proceeds from issuance of common stock under public offering, net of underwriting discount and commissions	—	—	261,119
Payments of costs related to public offering	—	—	(1,062)
Payment of debt issuance costs	(758)	(783)	—
Contingent consideration paid for acquisitions	(3,738)	(1,032)	(1,207)
Payments of tax withholdings for net settled equity awards	(4,214)	(797)	(8,483)
Common stock repurchased	(74,333)	(43,740)	—
Proceeds from the issuance of stock under Employee Stock Purchase Plan	3,338	3,108	2,691
Proceeds from exercise of stock options	2,303	5,613	10,360
Deferred acquisition payment	(1,000)	—	—
Net cash (used in) provided by financing activities	(78,402)	(37,631)	263,418
Effect of exchange rates changes on cash and cash equivalents	7,521	(6,411)	2,444
Net change in cash and cash equivalents	(164,939)	(159,366)	303,431
Cash and cash equivalents, beginning of period	495,242	654,608	351,177
Cash and cash equivalents, end of period	$330,303	$495,242	$654,608

The accompanying notes are an integral part of these consolidated financial statements.

FLYWIRE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosures of cash flow and noncash information
Purchase of property and equipment in accounts payable	$10	$16	$14
Accrued excise tax related to common stock repurchased	349	451	—
Capitalized stock-based compensation expense	2,005	1,519	—
Cash paid for interest	2,585	—	—
Issuance of common stock for retention bonus	—	324	1,196

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

Certain amounts for prior years have been reclassified to conform to the financial statement presentation as of and for the year ended December 31, 2025.

Segment Information

The Company has a single operating and reportable segment. See Note 3 - Segment Information for additional details regarding the Company's significant segment expenses.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and the accompanying notes. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the valuation of acquired intangible assets and other long-lived assets and their useful lives. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates as there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results may differ from those estimates or assumptions.

Concentrations of Credit Risk, Financial Instruments and Significant Clients

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, investments in available-for-sale debt securities, accounts receivable, unbilled receivables, and funds receivable from payment partners.

The Company maintains its cash and cash equivalents with financial institutions that management believes are of high credit quality. The Company's cash equivalents include money market funds, which are AAA-rated and comprised of liquid, high quality debt securities issued by the U.S. government. The Company's cash and cash equivalents deposited with financial institutions exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000. As part of its cash management process, the Company performs periodic reviews of the credit standing of the financial institutions holding its cash and cash equivalents. Additionally, to mitigate credit risk associated with financial institutions, the Company diversifies its cash and cash equivalents across multiple financial institutions and U.S. Treasury Money Market Funds. U.S. Treasuries, by their nature, create a concentration of credit risk with the U.S. Government. The Company's access to its cash and cash equivalents and client funds could be significantly impacted in volatile markets given its concentration in government money market funds.

To manage credit risk associated with investments in available-for-sale debt securities, the Company monitors credit ratings of the issuers of the securities and diversifies its investments by limiting its holding in any one security or issuer.

To reflect the estimated realizable value of accounts receivable and unbilled receivables, the Company maintains an allowance for credit losses. The Company did not experience any material credit losses during the years ended December 31, 2025, 2024, and 2023.

Accounts receivable are derived from revenue earned from clients located in the U.S. and internationally. As of December 31, 2025 and 2024, there were no clients that represented 10% or more of accounts receivable, net balance.

Funds receivable from payment partners consists primarily of cash held by the Company’s global payment processing partners that have not yet been remitted to the Company. The following table shows payment partners that represent 10% or more of funds receivable from payment partners:

	December 31, 2025	December 31, 2024
Partner A	47%	19%
Partner B	*	11%
Partner C	25%	28%

* Less than 10% of total balance.

During the years ended December 31, 2025, 2024, and 2023, no client accounted for 10% or more of total revenue.

Summary of Significant Accounting Policies

Cash Equivalents and Restricted Cash

Cash equivalents consist of short-term, highly liquid investments with stated maturities of three months or less from the date of purchase. The Company's cash equivalents consists of money market funds, which are AAA-rated and comprised of liquid, high-quality debt securities issued by the U.S. government.

The Company did not have any restricted cash as of December 31, 2025 and 2024.

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

The Company evaluates its available-for-sale debt securities for impairment when the fair value declines below the amortized cost basis. An impairment is deemed to exist if the Company either intends to sell the security or if it is more likely than not that the Company will be required to sell the security before the anticipated recovery of the security’s amortized cost basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through other income (expense), net, in the consolidated statements of operations and comprehensive income (loss). If neither of the intent-to-sell or required-to-sell criteria are met, the Company evaluates whether the unrealized loss has resulted from a credit loss or other factors. When a credit loss is deemed to exist, the Company compares the present value of cash flows expected to be collected from the debt security with the amortized cost basis of the security to determine the allowance amount, if any, that should be recorded. An impairment relating to credit losses is recorded through an allowance for credit losses reported in other income (expense), net, in the consolidated statements of operations and comprehensive income (loss). The allowance is limited by the amount that the fair value of the debt security is below its amortized cost basis.

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

Property and Equipment, net

Property and equipment consist primarily of computer equipment and software, internal-use software, furniture and fixtures, and leasehold improvements. Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the assets, which is between three to five years for computer equipment and software, five years for internal-use software, three years for furniture and fixtures, and the lesser of the useful life or remaining non-cancelable term of the lease for leasehold improvements. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is reflected in income (loss) from operations in the consolidated statements of operations and comprehensive income (loss).

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

Intangible Assets, net

Intangible assets consist of acquired developed technology, acquired relationships, and trade names and associated trademarks. Intangible assets are recognized at fair value using generally accepted valuation methods deemed appropriate for the type of intangible asset acquired, and reported net of accumulated amortization, separately from goodwill.

The Company estimates the fair value of acquired developed technology and trade names and associated trademarks under the income approach using the relief-from-royalty method. The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or a license fee on revenues earned through the use of the asset. The estimated royalty rate is determined based on the assessment of a reasonable royalty rate that a third-party would negotiate in an arm’s-length license agreement for the use of the technology, trade name or trademark. The Company estimates the fair value of acquired relationships under the income approach using the multi-period excess earnings method. The multi-period excess earnings method estimates the present value of the incremental after-tax cash flows solely attributable to the intangible asset. The estimated fair values of these intangible assets reflect various assumptions including discount rates, obsolescence rate, royalty rates, customer attrition rates, revenue growth rates, operating margins and add-backs, terminal values, and other prospective financial information.

Intangible assets are amortized using a method that reflects the pattern in which the economic benefits of the intangible asset are expected to be realized over their estimated useful lives ranging up to eighteen years. The useful lives for developed technology are determined based on expectations regarding the evolution of existing technology and future investments. The useful lives for acquired related intangible assets are determined based primarily on forecasted cash flows, which include estimates for the revenues, expenses and customer attrition associated with the assets. The useful lives of definite-lived trademarks and trade names are based on the Company’s plans to phase out the trademarks and trade names in the applicable markets.

No significant residual value is estimated for intangible assets.

Software Developed for Internal-Use

The Company capitalizes costs related to internal-use software during the application development stage including third-party consulting costs and compensation expenses related to FlyMates who devote time to the development of the projects. The Company records software development costs in property and equipment. Costs incurred in the preliminary stages of development activities and post implementation activities are expensed in the period incurred and are included in technology and development expense in the consolidated statements of operations and comprehensive income (loss). The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Once the additional functionality is available for general use, capitalization ceases and the asset begins being amortized. The Company periodically assesses whether triggering events are present to review the useful lives of internal-use software. Unforeseen circumstances in software development, such as a significant change in the manner in which the software is intended to be used, obsolescence or a significant reduction in revenues due to attrition, could require the Company to implement alternative plans with respect to a particular effort, which could result in an impairment. Software developed for internal-use is amortized straight-line over its estimated useful life of five years.

Goodwill

The Company tests goodwill for impairment on an annual basis on the first day of the fourth quarter or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company’s goodwill impairment test is performed at the enterprise level given it is the sole reporting unit. Events that could indicate goodwill impairment and trigger an interim impairment assessment include, but are not limited to, market conditions, economic conditions, entity-specific financial performance and other events such as significant adverse change in legal factors, business climate, operational performance of the business or key personnel, and an adverse action or assessment by a regulator. Goodwill is tested for impairment by performing a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value, including goodwill. Goodwill is considered impaired if the carrying value of the reporting unit exceeds its fair value. The fair value of the reporting unit is estimated using a combination of income and market approaches. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. The market approach uses comparable company prices and other relevant information generated by market transactions (either publicly traded entities or mergers and acquisitions) to develop pricing metrics to be applied to historical and expected future operating results of the reporting unit. Failure to achieve these expected results, changes in the discount rate or market pricing metrics, may cause a future impairment of goodwill. There were no impairments of goodwill during any of the periods presented.

Leases

The Company recognizes leases on its consolidated balance sheets as right-of-use (ROU) assets and lease liabilities. ROU assets represent the Company's right to use underlying assets during the lease terms and lease liabilities represent obligations to make lease payments arising from the leases. ROU assets are included in other assets and lease liabilities are included in accrued expenses and other current liabilities and other liabilities. Lease classification is determined at commencement date. All of the Company's leases are accounted for as operating leases. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. Certain leases contain renewal options and when it is reasonable certain that the Company will exercise the option, the renewal amounts are included in ROU asset and lease liability. As the implicit rate of the leases is not determinable, the Company uses its incremental borrowing rate in determining the present value of the lease payments. ROU assets are adjusted for lease payments made at or before commencement date and any lease incentives. Variable lease payments for maintenance, property taxes and other operating expenses are recognized as expense in the period in which the obligation for the payment is incurred. The Company elected not to separate lease and non-lease components, as well as the short-term lease recognition exemption and will not recognize ROU assets or lease liabilities for leases with a term less than 12 months. The operating lease expense associated with operating leases is recognized as a single lease cost on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

Business Combinations

In determining whether an acquisition should be accounted for as a business combination or an asset acquisition, the Company first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the set is an asset acquisition. If substantially all of the fair value of the gross assets acquired is not concentrated in a single identifiable asset or group of similar identifiable assets, the Company further evaluates whether the integrated set of assets and activities include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If so, the Company concludes that the integrated set of assets and activities is a business acquisition.

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

Determining the fair value of assets acquired and liabilities assumed is judgmental in nature and can involve the use of significant estimates and assumptions. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows, revenue growth rates, royalty rates, operating margins and add-backs, obsolescence rate, customer attrition rates, and appropriate discount rates used in computing present values. These estimates may materially impact the net income or loss in periods subsequent to acquisition through depreciation and amortization, and in certain instances through impairment charges, if assets become impaired in the future. Additionally, actual results may vary from these estimates that may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever comes first. Adjustments to fair values of assets and liabilities made after the end of the measurement period are recorded within operating results.

Contingent consideration in business combinations is recognized at fair value on the acquisition date. Subsequent to the acquisition date, at each reporting date, the contingent consideration is remeasured and changes in the fair value resulting from changes in the underlying inputs are recognized in general and administrative expense in the consolidated statements of operations and comprehensive income (loss) until the contingent consideration is settled.

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

Transaction costs related to business combinations are expensed as incurred and are included in general and administrative expense in consolidated statements of operations and comprehensive income (loss).

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

The Company’s cash equivalents are carried at fair value (Level 1) as determined according to the fair value hierarchy described above. The money market funds, which are AAA-rated are comprised of liquid, high-quality debt securities issued by the U.S. government. Shares in money market funds are purchased and redeemed at the net asset value (NAV) at the time of the purchase or sale, which may be purchased or redeemed on demand, as may be required by the Company, which represents Level 1 fair value. The Company's investments in available-for-sale debt securities and the foreign exchange contacts are carried at fair value, determined using Level 2 inputs in the fair value hierarchy as quoted prices are available to support the valuation. The carrying values of accounts receivable, funds receivable from payment partners, unbilled receivables, prepaid expenses, accounts payable, funds payable to clients, and accrued expenses and other current liabilities approximate their respective fair values due to the short-term nature of these assets and liabilities. The Company’s contingent consideration is carried at fair value, determined using Level 3 inputs in the fair value hierarchy.

Foreign Currency Translation and Transactions

The Company’s reporting currency is the U.S. Dollar. The financial statements of the Company’s foreign subsidiaries are translated from local currency into U.S. dollars using the exchange rate at the balance sheet date for assets and liabilities, and the average exchange rate in effect during the period for revenue and expenses. The functional currency of the Company and its subsidiaries, with the exception of its U.K. and Australian subsidiaries, is the U.S. Dollar. The functional currency for the U.K. and the Australian subsidiaries is considered to be the local currency and, accordingly, translation adjustments for these entities are included as a component of accumulated other comprehensive (loss) income in the Company’s consolidated balance sheets. Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized in the consolidated statements of operations and comprehensive income (loss).

Derivative Instruments and Hedging

The Company generates revenues and incurs expenses by processing payments in foreign currencies. The Company also enters into intercompany loans payable in foreign currencies. Changes in the value of foreign currencies could impact the Company’s consolidated statements of operations and comprehensive income (loss). To mitigate the volatility related to fluctuations in the foreign exchange rates, the Company enters into non-deliverable forward foreign currency contracts.

The Company’s foreign currency forward contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. Gains and losses on the derivatives related to clients and their customers' payments are included as a component of general and administrative expense within the consolidated statements of operations and comprehensive income (loss) due to the nature of the transactions. Gains and losses on the intercompany loans derivatives are included as a component of other income (expense) in the consolidated statements of operations and comprehensive income (loss).

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

Transaction Revenue - relates to fees charged for payment processing services provided to educational institutions, healthcare entities and other commercial entities (each a client), which is comprised of processing domestic and cross-border transactions. The Company’s services relate to facilitating payments from individuals, such as students and patients, and organizations (client’s customer) to clients. Fees charged for payment processing services consist of a rate applied to the monetary value of the payment and can vary based on the currency pair conversion the transaction is settling in, as well as the geographic region in which the client and the client’s customer resides. Fees received are recorded as revenue in the consolidated statements of operations and comprehensive income (loss) upon completion of the payment processing transaction. The Company does not recognize the underlying amount of the transaction being settled between the client and the client’s customer as revenue in the consolidated statements of operations and comprehensive income (loss), as the Company is not the responsible party for fulfilling the obligation between the client and the client’s customer. Therefore, revenue is only recognized for the fee to which the Company is entitled for processing the payment.

In addition, the Company incurs costs in processing payments which may include banking, credit card processing, foreign currency translation, partner fees, printing and mailing fees. These fees are direct costs of the Company in providing payment processing services. Since the Company controls the related payment processing service, it is responsible for completing the payment, bears primary responsibility for the fulfillment of the payment service, and it has full discretion in determining the fee charged, the Company is acting as a principal. As such, the Company recognizes fees charged to its clients on a gross basis.

The money can be wired directly from the client’s customer to the Company or to the Company's third-party service provider (Partner) to collect funds before remittance. On a recurring basis, the Partner charges the Company a fee for each payment processed. The fee paid to Partners as well as any foreign exchange banking fees paid by the Company are reflected in the payment processing services costs line in the consolidated statements of operations and comprehensive income (loss).

When a Partner receives funds from a client’s customer, that will be remitted to the client by the Company, the Company has the right to receive those funds from the Partner. The funds are not remitted to the Company immediately. When the Partner receives funds from the client’s customer, the Company records a receivable, which is included in funds receivables from payment partners, and a corresponding liability, included in funds payable to clients, in the consolidated balance sheets. The amounts are generally collected or paid within one to 30 days. Partners report to the Company the funds received from the client’s customer on a daily basis. Revenue in transactions where Partners are involved is not recognized until the payment is remitted to clients.

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

Performance Obligations

Substantially all of the Company’s arrangements represent a single promise to provide continuous access to the Company’s platform to perform payment processing services, cash collection optimization services, marketing, printing and mailing services on an as-needed basis.

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

The Company does not assess whether a significant financing component exists if the period between performance obligations under the contract and payment is one year or less. None of the Company’s contracts contain a significant financing component as of December 31, 2025, 2024, and 2023.

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

Technology and Development

Technology and development includes (i) costs incurred in connection with the development of the Company’s transaction processing and payments platform, new solutions, and the improvement of existing solutions, including the amortization of software and website development costs incurred in developing transaction processing and payments platform, which are capitalized, and acquired developed technology, (ii) site operations and other infrastructure costs incurred to support the transaction processing and payments platform, (iii) amortization related to capitalized cost to fulfill a contract, (iv) personnel-related expenses, including salaries, stock based compensation and other expenses, (v) hardware and software engineering, consultant services and other costs associated with the Company’s technology platform and products, (vi) research materials and facilities, and (vii) depreciation and maintenance expense.

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

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expenses in the consolidated statements of operations and comprehensive income (loss). Advertising expenses were $8.8 million, $7.5 million, and $6.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

The Black-Scholes valuation model requires judgments and estimates. Such estimates include the exercise price, expected volatility, expected term, risk free rate, and expected dividend yield. Any changes to those estimates may have a significant impact on the stock-based compensation expense recorded and could materially impact the Company’s results of operations.

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

Compensation expense is recognized using a straight-line amortization method over the requisite service period of the award, which is generally the vesting term of four years for stock options, one to four years for restricted stock units, and the offering period of six months for ESPP. The Company has elected to estimate the expected forfeiture rate and recognize expense only for those shares expected to vest. The expected forfeiture rate is estimated based on historical experience, which was determined to be 5% for the year ending December 31, 2025.

The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive income (loss) in the same manner in which the award recipient’s payroll costs are classified.

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

The Company is open to future tax examinations from 2021 to the present; however, carryforward attributes that were generated prior to 2021 may still be adjusted upon examination by federal, state or local tax authorities to the extent they will be used in a future period.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The comprehensive income (loss) for the Company equals its net income (loss) plus changes in foreign currency translation and unrealized gains (losses) on available-for-sale debt securities, net of taxes for all periods presented.

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

Revisions to Previously Issued Financial Statements

In connection with the preparation of the Company's consolidated financial statements for the nine months ended September 30, 2025, the Company identified classification errors in its consolidated statements of cash flows for the years ended December 31, 2024 and 2023. Specifically, the Company’s historical classification of the effects of exchange rate changes on the Company’s foreign denominated cash and cash equivalent balances was misclassified between the effects of exchange rate changes on cash and cash equivalents and cash flows from operating activities in its consolidated statements of cash flows for the years ended December 31, 2024 and 2023. Additionally, the Company corrected for immaterial classification errors between cash flows from operating activities for all revised periods and cash flows from investing activities for the twelve months ended December 31, 2024. The Company's consolidated statements of cash flows for the years ended December 31, 2024 and 2023 has been revised and information about the revision adjustments is disclosed below.

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

The following table shows the impact of the revision on the consolidated statement of cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31, 2024
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities
Unrealized loss on remeasurement of foreign currency	$—	$11,573	$11,573
Net accretion of discounts and amortization of premiums on investments	—	(1,807)	(1,807)
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(5,292)	66	(5,226)
Unbilled receivables	(4,764)	(77)	(4,841)
Funds receivable from payment partners	23,835	(500)	23,335
Prepaid expenses, other current assets and other assets	(5,322)	251	(5,071)
Funds payable to clients	6,867	494	7,361
Accounts payable, accrued expenses and other current liabilities	3,302	(3,134)	168
Other liabilities	(1,543)	96	(1,447)
Deferred revenue	(630)	239	(391)
Net cash provided by operating activities	91,468	7,201	98,669

Cash flows from investing activities:
Purchase of short-term and long-term investments	(193,927)	1,807	(192,120)
Net cash used in investing activities	(215,800)	1,807	(213,993)

Effect of exchange rates changes on cash and cash equivalents	$2,597	$(9,008)	$(6,411)

	Year ended December 31, 2023
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities
Unrealized loss on remeasurement of foreign currency	$—	$2,320	$2,320
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(2,082)	277	(1,805)
Unbilled receivables	(5,394)	166	(5,228)
Funds receivable from payment partners	(50,975)	(2,176)	(53,151)
Prepaid expenses, other current assets and other assets	(4,279)	(845)	(5,124)
Funds payable to clients	86,616	(4,315)	82,301
Accounts payable, accrued expenses and other current liabilities	5,548	(827)	4,721
Other liabilities	(1,260)	1,430	170
Deferred revenue	(871)	(309)	(1,180)
Net cash provided by (used in) operating activities	80,625	(4,279)	76,346

Effect of exchange rates changes on cash and cash equivalents	$(1,835)	$4,279	$2,444

Recently Adopted Accounting Pronouncements

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures: ASU 2023-09 requires public business entities to disclose on an annual basis additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition, ASU 2023-09 requires disclosure pertaining to taxes paid, net of refunds received, to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. ASU 2023-09 was effective for the Company for the annual period beginning on January 1, 2025. ASU 2023-09 should be applied on a prospective basis. However, companies have the option to apply the standard retrospectively. The Company adopted this standard on a prospective basis for the annual period ending December 31, 2025. The adoption did not impact the Company’s consolidated financial statements. The adoption resulted in enhanced disclosures related to the Company’s domestic and foreign income taxes.

Accounting Pronouncements Not Yet Adopted

The following Accounting Standards Updates (ASUs) were issued by the Financial Accounting Standards Board (FASB) but not yet adopted by Flywire as of December 31, 2025:

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

	Year Ended December 31,
(in thousands)	2025	2024	2023
Primary geographical markets
Americas	$285,733	$221,616	$222,580
EMEA	241,040	188,869	120,840
APAC	96,252	81,659	59,674
Total revenue	$623,025	$492,144	$403,094
Major solutions
Transactions	$502,672	$410,256	$329,721
Platform and other revenues	120,353	81,888	73,373
Total revenue	$623,025	$492,144	$403,094

Contract Balances from Contracts with Clients

The timing of revenue recognition, billing, and cash collection results in billed receivables, unbilled receivables, and deferred revenue on the consolidated balance sheet.

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

The following table provides information about accounts receivable, unbilled receivables, and deferred revenue from contracts with clients (in thousands):

	Year Ended December 31,
	2025	2024
Accounts receivable, net	$34,776	$23,703
Unbilled receivables, net	20,522	15,453
Deferred revenue – current	19,951	7,337
Deferred revenue – non-current	—	207

For the year ended December 31, 2025, the Company recognized $6.7 million in revenue from amounts that were included in deferred revenue as of December 31, 2024. For the year ended December 31, 2024, the Company recognized $5.8 million in revenue from amounts that were included in deferred revenue as of December 31, 2023.

Remaining Performance Obligations

The Company has performance obligations associated with certain clients' contracts for future services that have not yet been recognized as revenue. As of December 31, 2025, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied, including deferred revenue, was approximately $18.3 million. Of the total remaining performance obligations, the Company expects to recognize approximately 51.1% within the next year, 24.0% after one year through year two and 24.9% over the next three to five years thereafter. Actual amounts and timing of revenue recognized may differ due to subsequent contract modifications, renewals and/or terminations.

Contract Costs

Incremental costs for obtaining contracts that are deemed recoverable are capitalized as contract costs and are included in other assets in the consolidated balance sheets. Such costs result from the payment of sales incentives and totaled $5.6 million, $3.4 million, and $3.5 million as of December 31, 2025, 2024, and 2023, respectively. Capitalized sales incentives are amortized over the period of benefits, which the Company has determined to be three years. The amortization is included in selling and marketing expense line in the consolidated statements of operations and comprehensive income (loss), and totaled $2.7 million, $2.0 million, and $1.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations and are recoverable. Such costs primarily represent set-up and implementation costs, which include any direct cost incurred at inception of a contract. The Company capitalized $4.3 million, $3.0 million, and $2.3 million of costs in December 31, 2025, 2024, and 2023, respectively within other assets on the consolidated balance sheets. These capitalized costs are amortized on a straight-line basis over the expected contract life, which generally is five years, starting on go-live date. The amortization is included in technology and development expense line in the consolidated statements of operations and comprehensive income (loss), and totaled $1.7 million, $1.2 million, and $0.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Note 3. Segment Information

The Company has a single operating and reportable segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the Company’s chief operating decision maker (CODM). The Company’s CODM is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. The Company's CODM evaluates company-wide performance, including allocation resources and assessing profitability, based on multiple performance measures, including, but not limited to net income (loss).

Beginning in 2024 annual reporting, the Company adopted ASU 2023-07 retrospectively. The following table presents the Company's significant segment expenses and other segment items for the years ended December 31, 2025, 2024, and 2023. The CODM does not regularly review segment asset information, which is total assets, for the purpose of assessing performance and making resource allocation decisions; therefore, such information is not presented. In the prior year, the Company presented revenue less ancillary services. During the year ended December 31, 2025, the Company updated the presentation from revenue less ancillary services to revenue. In order to conform with the current year presentation, the table below has been updated for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenue	$623,025	$492,144	$403,094
Less:
Payment processing services costs	225,277	165,765	148,890
Personnel expense (a)	168,266	155,011	137,170
Other segment items (b)	112,073	94,328	76,969
Depreciation and amortization expense	27,723	18,541	16,368
Stock-based compensation expense (c)	69,701	65,754	45,215
Restructuring	8,690	—	—
Interest expense	3,526	538	372
Interest income	(5,640)	(21,440)	(13,349)
(Gain) loss from remeasurement of foreign currency	(7,865)	11,787	(4,189)
Gain on available-for-sale debt securities	(166)	—	—
Provision for (benefit from) income taxes	7,943	(1,040)	4,214
Segment income (loss)	$13,497	$2,900	$(8,566)

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

Note 4. Investments

The following table summarizes the estimated fair value of available-for-sale debt securities included within short-term as of December 31, 2025 (in thousands):

	December 31, 2025
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest Receivable	Aggregate Fair Value
Short-term investments
Corporate bonds	$4,808	$5	$—	$37	$4,850
U.S. Government obligations	19,573	51	—	218	19,842
Total short-term investments	$24,381	$56	$—	$255	$24,692

As of December 31, 2025, all of the Company's available-for-sale debt securities are due within one year.

The following table summarizes the estimated fair value of available-for-sale debt securities included within short-term and long-term investments as of December 31, 2024 (in thousands):

	December 31, 2024
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest Receivable	Aggregate Fair Value
Short-term investments
Corporate bonds	$61,941	$143	$(3)	$544	$62,625
U.S. Government obligations	36,358	76	(4)	325	36,755
Treasury bill	6,979	4	—	—	6,983
Foreign agency securities	2,583	3	—	21	2,607
Commercial paper	6,877	1	—	—	6,878
Total short-term investments	$114,738	$227	$(7)	$890	$115,848
Long-term investments
Corporate bonds	$22,797	$52	$(23)	$274	$23,100
U.S. Government obligations	21,174	18	(67)	259	21,384
Agency bond	2,458	3	—	8	2,469
Asset-backed securities	3,163	7	(2)	4	3,172
Total long-term investments	$49,592	$80	$(92)	$545	$50,125

As of December 31, 2025, none of the investments in available-for-sale debt securities were in an unrealized loss position. The following table shows fair values and gross unrealized losses for available-for-sale debt securities that were in an unrealized loss position, for which an allowance for credit losses has not been recorded, aggregated based on the duration that individual securities have been in a continuous unrealized loss position, as of December 31, 2024 (in thousands):

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

During the year ended December 31, 2025, the Company received proceeds of $156.6 million from the sale and maturity of short-term and long-term investments. Realized gains on the sale of available-for-sale debt securities were $0.2 million during the year ended December 31, 2025. Realized losses on the sale of available-for-sale debt securities were less than $0.1 million during the year ended December 31, 2025.

Note 5. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 (in thousands):

	Measured at Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$34,857	$—	$—	$34,857
Foreign exchange contracts	—	342	—	342
Short-term investments
Corporate bonds	—	4,850	—	4,850
U.S. Government obligations	—	19,842	—	19,842
Total short-term investments	—	24,692	—	24,692
Total financial assets	$34,857	$25,034	$—	$59,891
Financial Liabilities:
Foreign exchange contracts	$—	$425	$—	$425
Contingent consideration	—	—	2,046	2,046
Total financial liabilities	$—	$425	$2,046	$2,471

	Measured at Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$139,545	$—	$—	$139,545
Foreign exchange contracts	—	—	49	49
Short-term investments
Corporate bonds	—	62,625	—	62,625
U.S. Government obligations	—	36,755	—	36,755
Treasury bill	—	6,983	—	6,983
Foreign agency securities	—	2,607	—	2,607
Commercial paper	—	6,878	—	6,878
Total short-term investments	—	115,848	—	115,848
Long-term investments
Corporate bonds	—	23,100	—	23,100
U.S. Government obligations	—	21,384	—	21,384
Agency bond	—	2,469	—	2,469
Asset-backed securities	—	3,172	—	3,172
Total long-term investments	—	50,125	—	50,125
Total financial assets	$139,545	$165,973	$49	$305,567
Financial Liabilities:
Contingent consideration	$—	$—	$5,094	$5,094
Total financial liabilities	$—	$—	$5,094	$5,094

During the year ended December 31, 2025, the Company corrected the footnotes to its consolidated financial statements for the year ended December 31, 2024, related to the ASC 820 Fair Value Measurement Level classification of money market funds from NAV to Level 1. The table above reflects the appropriate fair value hierarchy classification as of December 31, 2024, which conforms with the current year presentation. The prior period reclassifications had no effect on the reported values of these instruments and the Company does not consider the impact to be material to the prior period financial statements. Other than this reclassification, during the years ended December 31, 2025, 2024, and 2023, there were no transfers between Level 1, Level 2 or Level 3.

Contingent consideration

Sertifi LLC (Sertifi)

The fair value of the contingent consideration related to the gross profit milestone from the Company’s acquisition of Sertifi in February 2025 was determined using an option pricing model and the fair value of the contingent consideration related to the technology and security integration milestones was determined using a scenario-based method. Refer to Note 10 - Business Combinations for additional details on the Sertifi acquisition. The following table presents the unobservable inputs incorporated into the fair value of the contingent consideration liability as of December 31, 2025.

	December 31, 2025
Discount rate	6.6%
Probability of successful achievement (a)	15%	-	37%

_____________________________

(a) Probability of successful achievement was set at different targets based on the Company’s estimates on achieving them. The weighted average probability of successful achievement was 21.5% as of December 31, 2025.

Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively. Increases or decreases in any of the probabilities of success in which the gross profit and technology and security milestones are expected to be achieved would result in higher or lower fair value measurement, respectively.

Invoiced Inc. (Invoiced)

The fair value of the contingent consideration related to the revenue milestone from the Company’s acquisition of Invoiced in August 2024 was determined using an option pricing model and the fair value of the contingent consideration related to the cross-selling, product, and security and information technology (IT) milestones was determined using a scenario-based method. As of December 31, 2025, there were no remaining contingent consideration milestones outstanding. Refer to Note 10 - Business Combinations for additional details on the Invoiced acquisition. The following table presents the unobservable inputs incorporated into the fair value of the contingent consideration liability as of December 31, 2025 and 2024.

	December 31, 2024
Discount rate	6.5%	-	6.6%
Probability of successful achievement (a)	4%	-	100%

_____________________________

(a) Probability of successful achievement was set at different targets based on the Company’s estimates on achieving them.

Learning Information Systems Pty Ltd. (StudyLink)

The fair value of the contingent consideration related to the revenue milestone from the Company’s acquisition of StudyLink in November 2023 was determined using an option pricing model and the fair value of the contingent consideration related to the volume of money movement, cross-selling, and engineering implementation milestones was determined using a scenario-based method. As of December 31, 2025, there were no remaining contingent consideration milestones outstanding. Refer to Note 10 - Business Combinations for additional details on the StudyLink acquisition. The following table presents the unobservable inputs incorporated into the valuation of contingent consideration as of December 31, 2025 and 2024.

	December 31, 2024
Discount rate	6.3%	-	8.2%
Probability of successful achievement (a)	0%	-	100%

_____________________________

(a) Probability of successful achievement was set at different targets based on the Company’s estimates on achieving them.

Changes in the fair value of contingent consideration are included as a component of general and administrative expense within the consolidated statements of operations and comprehensive income (loss). As of December 31, 2025, $2.0 million of contingent consideration are reflected in the Company's balance sheet in accrued expenses and other current liabilities. The following table summarizes the changes in the carrying value of the contingent consideration for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$5,094	$2,882	$1,332
Additions	3,107	4,508	2,703
Change in fair value	(1,901)	(978)	380
Contingent consideration paid (a)	(4,213)	(1,125)	(1,674)
Foreign currency translation adjustment	(41)	(193)	141
Ending balance	$2,046	$5,094	$2,882

(a) Contingent consideration when paid was bifurcated between the financing and operating sections of the consolidated statement of cash flows. Amounts paid up to the fair value initially recorded in purchase accounting is reported in the financing section, while any excess is reported in the operating section of the consolidated statement of cash flows.

Note 6. Derivative Instruments

As part of the Company’s foreign currency risk management program, the Company uses derivative instruments to mitigate the volatility related to fluctuations in foreign exchange rates. The Company entered into foreign currency forward contracts used to mitigate the currency exchange risk associated with clients and their customers' payments. In addition, during the year ended December 31, 2025, the Company entered into foreign currency forward contracts to mitigate the currency exchange risk associated with intercompany loans denominated in British Pound Sterling and the Australian dollar. The intercompany transaction derivatives are for a duration of one year with an aggregate notional amount of $83.7 million. The Company's foreign currency forward contracts are not designated as hedging instruments.

The notional amounts are generally not exchanged, but are used only as the underlying basis on which the value of foreign exchange payments under these contracts is determined. The notional amounts are not recorded on the consolidated balance sheets and are not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments. As of December 31, 2025 and 2024, the Company had 18,355 and 18,858 open foreign exchange contracts related to clients and their customers' payments, respectively. As of December 31, 2025 and 2024, the Company had foreign currency forward contracts related to clients and their customers' payments outstanding with notional amounts of $66.5 million and $43.3 million, respectively.

The Company records all derivative instruments in the consolidated balance sheets at their fair values. The Company recorded an asset of $0.3 million and a liability of $0.4 million related to outstanding foreign exchange contracts as of December 31, 2025, respectively. The Company recorded an asset of less than $0.1 million related to outstanding foreign exchange contracts as of December 31, 2024.

The Company recorded a net loss of less than $0.1 million on the intercompany loan derivatives during the year ended December 31, 2025. The Company recognized losses on derivatives related to clients and their customers' payments of $1.3 million, $1.7 million, and $2.0 million during the years ended December 31, 2025, 2024, and 2023.

Gains and losses on the derivatives related to clients and their customers' payments are included as a component of general and administrative expense within the consolidated statements of operations and comprehensive income (loss) due to the nature of the transactions. Gains and losses on the intercompany loans derivatives are included as a component of other income (expense) in the consolidated statements of operations and comprehensive income (loss).

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates presented (in thousands):

	Year Ended December 31,
	2025	2024
Accrued employee compensation and related taxes	$21,728	$17,950
Accrued income and other non-employee related taxes	8,558	8,699
Accrued vendor liabilities	5,168	3,992
Sales tax payable	2,132	—
Current portion of contingent consideration	2,046	4,113
Accrued professional services	1,895	1,879
Current portion of operating lease liabilities	1,346	1,719
Other accrued expenses and current liabilities	12,842	10,945
Accrued expenses and other current liabilities	$55,715	$49,297

Note 8. Property and Equipment, net

Property and equipment, net consisted of the following as of the dates presented (dollars in thousands):

	Estimated Useful Life	Year Ended December 31,
	(years)	2025	2024
Internal-use software	5	$31,074	$23,378
Computer equipment and software	3 - 5	4,708	3,907
Leasehold improvements	Shorter of lease term or useful life	4,305	5,456
Furniture and fixtures	3	788	904
Total property and equipment		40,875	33,645
Less: Accumulated depreciation and amortization (a)		(18,750)	(16,485)
Property and equipment, net		$22,125	$17,160

(a) For the year ended December 31, 2025, accumulated depreciation and amortization expense included $2,418 thousand of computer disposals and $1,321 thousand of foreign currency translation adjustment losses. For the year ended December 31, 2024, accumulated depreciation and amortization expense included $348 thousand of computer disposals and $1,290 thousand of foreign currency translation adjustment losses.

Depreciation of property and equipment and amortization of internal-used software was $6.0 million, $5.1 million, and $4.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The Company capitalized $9.5 million and $5.2 million in costs related to internal-use software during the years ended December 31, 2025 and 2024.

As of December 31, 2025 and 2024, the carrying value of internal-used software was $20.2 million and $15.4 million, respectively. Amortization expense related to internal-used software was $4.8 million, $3.6 million, and $2.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Geographic Information

The following table summarizes the Company’s property and equipment, net based on geography (in thousands):

	Year Ended December 31,
	2025	2024
U.S.	$21,101	$15,903
U.K.	57	53
Other countries	967	1,204
	$22,125	$17,160

Note 9. Restructuring

In February 2025, the Company announced a restructuring plan designed to improve operational efficiencies, reduce operating costs, and better align the Company’s workforce with current business needs, top strategic priorities, and key growth opportunities (collectively, the Restructuring Plan). In connection with the Restructuring Plan, the Company incurred restructuring and restructuring-related charges of $8.7 million during the year ended December 31, 2025, recorded within restructuring expenses on the consolidated statements of operations and comprehensive income (loss), primarily consisting of cash expenditures for severance payments and related expenses of $6.3 million for the year ended December 31, 2025, as well as non-cash expenditures related to acceleration of vesting of share-based awards of $2.4 million for the year ended December 31, 2025. As of December 31, 2025, the accrued restructuring liability was less than $0.1 million, which is included within accrued expenses and other current liabilities in the consolidated balance sheets. Total restructuring costs were complete as of June 30, 2025.

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

During the year ended December 31, 2025, the Company paid $5.1 million for post-closing adjustments. The Agreement provides for contingent consideration of up to $10.0 million, with an estimated fair value of $3.1 million on the date of acquisition, and represents additional payments that Flywire may be required to make in the future which are dependent upon the successful achievement of certain targets related to gross profit as well as milestones related to Sertifi's technology and security integration.

During the year ended December 31, 2025, the Company incurred $2.6 million in transaction costs in connection with the Sertifi acquisition. These transaction costs are included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

The table summarizes the allocation of the purchase consideration to the fair value of the assets acquired and liabilities assumed (in thousands):

Cash	$8,109
Accounts receivable	6,418
Prepaid expenses and other current assets	982
Other assets	321
Identifiable intangible assets	86,700
Goodwill	251,569
Total assets acquired	354,099
Deferred revenue	14,347
Accounts payable and accrued expenses	3,615
Total liabilities assumed	17,962
Net assets acquired	336,137
Less: cash acquired	8,109
Net assets, less cash acquired	$328,028

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

	Fair Values (in thousands)	Weighted-Average Amortization Periods (years)
Acquired relationships	$53,100	18
Developed technology	29,000	8
Trade name/Trademark	4,600	10
	$86,700

The results of Sertifi have been included in the consolidated financial statements since the date of the acquisition. Sertifi contributed $26.4 million in platform revenue and $17.7 million in transactional revenue during the year ended December 31, 2025. The Company has not disclosed net income or loss since the acquisition date as the business was fully integrated into the consolidated Company's operations and therefore it was impracticable to determine this amount.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information shows the results of the Company’s operations for the year ended December 31, 2025 and 2024, as if the acquisition had occurred on January 1, 2024. The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired operations of Sertifi. The unaudited pro forma information reflects the effects of applying the Company’s accounting policies and certain pro forma adjustments to the combined historical financial information of the Company and Sertifi. The pro forma adjustments include:

•
incremental amortization expense associated with the fair value of identified intangible assets;
•
incremental employee compensation expense for Sertifi employees;
•
interest expense for borrowings related to the acquisition;
•
transaction costs; and
•
the estimated tax impact of the above items.

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Actual	Pro Forma	Actual	Pro Forma
	(in thousands)		(in thousands)
Revenue	$623,025	$629,783	$492,144	$529,771
Net income	$13,497	$12,817	$2,900	$(7,302)

Invoiced

On August 2, 2024, Flywire acquired all of the issued and outstanding shares of Invoiced, a U.S.-based software-as-a-service (SaaS) B2B company that provides accounts receivable software that automates all aspects of billing, collections, payments, reporting and forecasting within a single online platform. The acquisition of Invoiced was intended to accelerate the Company's global expansion in its B2B vertical. The acquisition of Invoiced has been accounted for as a business combination.

During the fourth quarter of 2024, the cash consideration, net of cash acquired and the purchase price allocation was adjusted to reflect a working capital true-up. This resulted in a $0.1 million decrease in the cash consideration, net of cash acquired and a $0.1 million decrease to goodwill. The adjusted purchase price allocation is reflected in the consolidated balance sheet as of December 31, 2024 and purchase price allocation below.

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

The purchase consideration included $2.0 million of acquisition holdback payments payable to former Invoiced shareholders in the absence of pending claims, $1.0 million on each of the first and second anniversary dates of the acquisition. During the year ended December 31, 2025, the Company released the first anniversary holdback amount of $1.0 million.

The business combination agreement provides for contingent consideration of up to $7.5 million, with an estimated fair value of $4.5 million on the date of acquisition, and represents additional payments that Flywire may be required to make in the future which are dependent upon the successful achievement of certain targets related to revenue and cross-selling of the Invoiced software as well as milestones related to the Invoiced software product and security and IT integration. As of December 31, 2025, there were no remaining contingent consideration milestones outstanding. During the year ended December 31, 2025, the Company paid $2.6 million related to the product and security and IT integration milestones being achieved. During the year ended December 31, 2024, the Company paid $1.1 million related to a product integration milestone achieved.

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

The goodwill of $31.8 million arising from the acquisition of Invoiced can be attributed to a number of business factors, including an assembled workforce and the revenue and cost synergies expected to be realized. No goodwill from this acquisition will be deductible for income tax purposes.

The following table reflects the fair values of the identified intangible assets of Invoiced and their respective weighted-average amortization periods.

	Fair Values (in thousands)	Weighted-Average Amortization Periods (years)
Acquired relationships	$18,600	11
Developed technology	7,100	7
Trade name/Trademark	400	4
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

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Actual	Pro Forma	Actual	Pro Forma
	(in thousands)		(in thousands)
Revenue	$492,144	$495,412	$403,094	$408,325
Net income/(loss)	$2,900	$1,623	$(8,566)	$(11,233)

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

The business combination agreement provides for contingent consideration up to $3.9 million, with an estimated fair value of $2.7 million on the date of acquisition, and represents additional payments that Flywire may be required to make in the future which are dependent upon StudyLink's successful achievement of revenue, volume, cross-selling and engineering implementation milestones and is subject to exchange rate fluctuation adjustment between the U.S. Dollar and Australian Dollar. A portion of contingent consideration can be paid in the form of cash or shares of common stock, at the Company's option. As of December 31, 2025, there were no remaining contingent consideration milestones outstanding.

Additional payments in the form of shares of common stock will be made based on the continuing employment of a key employee; accordingly, the fair value of $2.4 million, or approximately 84,000 shares of common stock, have been excluded from the purchase consideration. These shares were fixed on the date of acquisition and payable only in common stock, therefore are equity-classified. During the years ended December 31, 2025, 2024, and 2023, the Company expensed $1.0 million, $1.2 million, and $0.2 million, respectively, in stock-based compensation associated with retention of the key employee. The stock-based compensation expense is included in the Company’s consolidated statements of operations and comprehensive income (loss) and additional paid-in capital on the consolidated balance sheet.

During the year ended December 31, 2023, the Company incurred $0.7 million in transaction costs, which are included in general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

The table summarizes the allocation of the purchase consideration to the assets acquired and liabilities assumed (in thousands):

Cash	$2,108
Accounts receivable	2,762
Prepaid expenses and other current assets	432
Other assets	193
Identifiable intangible assets	19,553
Goodwill	20,705
Total assets acquired	45,753
Deferred tax liabilities	2,663
Deferred revenue	2,654
Accounts payable	859
Accrued expenses and other current liabilities	2,004
Total liabilities assumed	8,180
Net assets acquired	37,573
Less: cash acquired	2,108
Net assets, less cash acquired	$35,465

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

	Fair Values (in thousands)	Weighted-Average Amortization Periods (years)
Acquired relationships	$12,027	14
Developed technology	7,397	7
Trade name/Trademark	129	2
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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information shows the results of the Company’s operations for the year ended December 31, 2023 as if the acquisition had occurred on January 1, 2023. The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired operations of StudyLink. The unaudited pro forma information reflects the effects of applying the Company’s accounting policies and certain pro forma adjustments to the combined historical financial information of the Company and StudyLink. The pro forma adjustments include:

•
incremental amortization expense associated with the estimated fair value of identified intangible assets;
•
incremental employee compensation expense for StudyLink employees;
•
transaction costs; and
•
the estimated tax impact of the above items.

	Year Ended December 31, 2023
	Actual	Pro Forma
	(in thousands)
Revenue	$403,094	$409,161
Net loss	$(8,566)	$(10,369)

Note 11. Goodwill and Acquired Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Beginning balance	$149,558	$121,646
Goodwill related to acquisitions	251,517	31,818
Foreign currency translation adjustment	5,380	(3,906)
Measurement period adjustments	52	—
Ending balance	$406,507	$149,558

Acquired Intangible Assets

Acquired intangible assets subject to amortization consisted of the following (dollars in thousands):

	December 31, 2025
				Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Remaining Life
	Value	Amortization	Amount	(years)
Acquired Relationships	$176,913	$(32,484)	$144,429	11.74
Developed Technology	75,543	(35,576)	39,967	5.94
Trade Name/Trademark	5,134	(480)	4,654	8.60
	$257,590	$(68,540)	$189,050

	December 31, 2024
				Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Remaining Life
	Value	Amortization	Amount	(years)
Acquired Relationships	$120,119	$(21,104)	$99,015	10.12
Developed Technology	45,546	(26,312)	19,234	4.90
Trade Name/Trademark	524	(89)	435	3.30
	$166,189	$(47,505)	$118,684

Amortization expense for the years ended December 31, 2025, 2024, and 2023 was $20.1 million, $12.3 million, and $11.5 million, respectively.

As of December 31, 2025, the estimated annual amortization expense of intangible assets for each of the next five years and thereafter is expected to be as follows (in thousands):

Estimated Amortization Expense
2026	$22,379
2027	20,883
2028	20,785
2029	20,232
2030	18,248
Thereafter	86,523
$189,050

Note 12. Debt

2024 Revolving Credit Facility

On February 23, 2024, the Company entered into an Amended and Restated Credit Agreement for a five-year senior secured revolving credit syndication loan (2024 Revolving Credit Facility) with four banks for a total commitment of $125.0 million. The 2024 Revolving Credit Facility provides for an incremental facility in an amount equal to $50.0 million plus 100% of Consolidated Adjusted EBITDA based on the most recent consolidated financial information. In addition, the 2024 Revolving Credit Facility includes a $10.0 million letter of credit sub-facility and a $5.0 million swingline sub-facility, with available borrowings under the 2024 Revolving Credit Facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. The 2024 Revolving Credit Facility is guaranteed by Flywire’s current and future material domestic subsidiaries and is secured by substantially all of the assets of the borrowers and guarantors thereunder, subject to customary exceptions.

The 2024 Revolving Credit Facility replaced the three-year senior secured revolving credit facility of $50.0 million entered into in July 2021, under which $50.0 million was available to Flywire as of December 31, 2023. Three of the lenders under the 2024 Revolving Credit Facility were existing lenders under the 2021 Revolving Credit Facility.

On August 1, 2025, the Company entered into an amendment (the 2025 Revolving Credit Facility Amendment) to the 2024 Revolving Credit Facility with five banks to increase the total commitments from $125.0 million to $300.0 million and to make certain conforming and administrative changes. The 2024 Revolving Credit Facility, as amended by the 2025 Revolving Credit Facility Amendment, is hereinafter referred to as the 2024 Amended Revolving Credit Facility. Four of the lenders under the 2025 Revolving Credit Facility Amendment were existing lenders under the 2024 Revolving Credit Facility.

In connection with the 2025 Revolving Credit Facility Amendment, the Company incurred debt issuance costs of $0.8 million. Debt issuance costs related to the 2024 Amended Revolving Credit Facility are amortized on a straight-line basis over the contractual term of the agreement and are presented as a component of other assets on the Company's consolidated balance sheets. The remaining debt issuance costs of $0.7 million related to the 2024 Revolving Credit Facility will continue to be amortized on a straight-line basis over the contractual term of the new agreement and are presented as a component of other assets on the Company's consolidated balance sheets. The 2025 Revolving Credit Facility Amendment of the 2024 Revolving Credit Facility from the existing lenders was accounted for as a modification.

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

The 2024 Amended Revolving Credit Facility contains customary affirmative and negative covenants and restrictions typical for a financing of this type that, among other things, require the Company to satisfy certain financial covenants and restrict the Company’s ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets, and merge or consolidate. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the 2024 Amended Revolving Credit Facility becoming immediately due and payable and termination of the commitments. The Company was in compliance with all covenants associated with the 2024 Amended Revolving Credit Facility as of December 31, 2025.

During 2025, the Company drew down $125.0 million under the 2024 Amended Revolving Credit Facility in connection with the acquisition of Sertifi. During 2025, the Company fully repaid the $125.0 million outstanding against the 2024 Amended Revolving Credit Facility. As of December 31, 2025 and 2024, the Company had no borrowings outstanding under the 2024 Amended Revolving Credit Facility and 2024 Revolving Credit Facility, respectively.

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

As of December 31, 2025 and 2024, there was no outstanding indebtedness under the 2021 Revolving Credit Facility.

Interest expense for the years ended December 31, 2025, 2024, and 2023 was $3.5 million, $0.5 million, and $0.4 million, respectively. Included in interest expense for the years ended December 31, 2025, 2024, and 2023 was $0.3 million, $0.2 million, and $0.3 million of amortization of debt issuance costs, respectively.

Letters of Credit

As of December 31, 2025 and 2024, the Company had an outstanding and unused letters of credit in the amount of approximately $7.9 million and $2.5 million, respectively, for the purpose of protecting third-party service providers against defaults. The letters of credit may be terminated at any time by the Company upon notice.

Note 13. Stockholders’ Equity

Preferred Stock

The Company’s current amended and restated certificate of incorporation, which was filed on May 28, 2021, authorizes the issuance of 10,000,000 shares of undesignated preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights, designated from time to time by the board of directors.

Common Stock

The Company’s current amended and restated certificate of incorporation authorizes the issuance of 2,000,000,000 shares of voting common stock with a par value of $0.0001 per share and 10,000,000 shares of non-voting common stock with a par value of $0.0001 per share. The voting and non-voting shares are identical, except that holders of voting common stock are entitled to one vote for each share on each matter properly submitted to the Company’s stockholders for their vote, while holders of non-voting common stock are not entitled to vote on such matters. Holders of voting common stock and non-voting common stock are entitled to receive any dividends as may be declared from time to time by the board of directors. As of December 31, 2025 and 2024, no cash dividends have been declared or paid.

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

During the year ended December 31, 2025, the Company repurchased 5,623,829 shares of its common stock for an aggregate amount, including commissions and accrued excise tax, of $72.9 million under the Repurchase Program. The repurchased shares are currently being held as treasury stock. As of December 31, 2025, approximately $181.9 million of the $300.0 million authorized amount under the Repurchase Program remained available for future repurchases.

All of the Company’s repurchases are subject to a 1% excise tax enacted by the Inflation Reduction Act of 2022 (the IRA). The amount of share repurchases subject to the excise tax are reduced by the fair market value of any shares issued during the taxable year. For the year ended December 31, 2025, the accrued excise tax liability pursuant to the IRA was $0.3 million, which is included in the cost of treasury stock and accrued expenses and other current liabilities on the Company's consolidated balance sheet.

Treasury Stock

The Company may issue treasury stock upon the exercise of stock options and vesting of restricted stock units granted under its equity incentive plans. The Company issued 45,374 treasury shares at an average cost of $10.79 per share during the year ended December 31, 2025. The Company issued 30,927 treasury shares at an average cost of $0.32 per share during the year ended December 31, 2024. The Company intends to issue treasury shares as long as an adequate number of those shares are available.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during the period and is comprised of net income (loss) and other comprehensive income (loss). Accumulated other comprehensive (loss) income (AOCI) reported on the Company's consolidated balance sheets for the year ended December 31, 2025 consists of foreign currency translation adjustment and the unrealized gains and losses, net of applicable taxes, on available-for-sale debt securities.

The following tables summarize the changes in AOCI for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Unrealized Gains	Foreign		Unrealized Gains	Foreign
	(Losses) on	Currency		(Losses) on	Currency
	Available-for-Sale	Translation		Available-for-Sale	Translation
	Debt Securities, net	Adjustment	Total	Debt Securities, net	Adjustment	Total
Beginning balance	$208	$(2,274)	$(2,066)	$—	$1,320	$1,320
Other comprehensive (loss) income before reclassifications	(153)	4,707	4,554	208	(3,594)	(3,386)
Net current period other comprehensive (loss) income	(153)	4,707	4,554	208	(3,594)	(3,386)
Ending balance	$55	$2,433	$2,488	$208	$(2,274)	$(2,066)

Changes in AOCI for the year ended December 31, 2023, consisted of foreign currency translation adjustment only. Refer to the Company's consolidated statements of stockholders’ equity for the changes in AOCI for the year ended December 31, 2023.

Reserved Shares of Common Stock for Future Issuance

As of December 31, 2025, the Company had reserved shares of common stock for future issuance as follows:

Issued and outstanding stock options	5,167,512
Issued and outstanding restricted stock units	11,315,889
Available for issuance under the 2021 Equity Incentive Plan	16,719,176
Available for issuance under Employee Stock Purchase Plan	5,539,474
Available for conversion of non-voting common stock	1,873,320
40,615,371

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

As of December 31, 2025, a total of 16,719,176 shares of the Company's common stock were available for future issuance under the 2021 Plan.

Stock Options

Stock options granted under the 2009 Plan, 2018 Plan, and the 2021 Plan generally vest based on continued service over four years and expire within ten years from the date of grant. Any options that are cancelled or forfeited before expiration become available for future grants.

The following table summarizes the stock option activity for the year ended December 31, 2025:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	6,199,369	$7.98	5.02	$86,213
Granted	—	—	—	—
Exercised	(854,857)	2.69	—	—
Cancelled	(177,000)	25.48	—	—
Outstanding as of December 31, 2025	5,167,512	$8.24	4.06	$41,920
Exercisable as of December 31, 2025	5,157,793	$8.23	4.06	$41,866
Vested or expected to vest as of December 31, 2025	9,674	$15.02	5.52	$54

The aggregate intrinsic value was calculated as the difference between exercise price of the underlying awards and the closing price of the Company’s common stock at December 31, 2025. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2025, 2024, and 2023 was $8.2 million, $33.8 million, and $89.8 million, respectively.

The Company did not grant any options to purchase shares of common stock during the year ended December 31, 2025, 2024, and 2023.

The Company received cash proceeds from the exercise of options to purchase common stock of $2.3 million, $5.6 million, and $10.4 million during the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, there was $0.1 million of total unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.16 years.

Restricted Stock Units

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

The following table summarizes the restricted stock units activity for the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value (per share)	Aggregate Fair Value (in thousands)
Unvested as of December 31, 2024	6,016,838	$25.67
Granted	9,586,537	10.73	$102,872
Vested (a)	(2,719,472)	25.69	$69,865
Cancelled	(1,568,014)	17.76
Unvested as of December 31, 2025	11,315,889	$14.11

(a) Includes 389,210 shares netted for tax.

As of December 31, 2025, there was $127.5 million of total unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.72 years.

Employee Stock Purchase Plan

In April 2021, the Company’s board of directors adopted, and in May 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (ESPP), which became effective on May 28, 2021. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to "eligible employees". A total of 5,539,474 shares of common stock have been reserved for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of common stock reserved for future issuance under the ESPP. The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of a share of common stock on the first or last day of the offering period, whichever is lower. Eligible employees can contribute up to the lesser of 15% of their eligible compensation and the IRS limit. Offering periods are generally six months long.

As of December 31, 2025, a total of 5,539,474 shares of the Company's common stock were available for future issuance under the ESPP.

As of December 31, 2025, there was no unrecognized compensation expense related to the ESPP.

Stock-Based Compensation Costs

The following table summarizes the stock-based compensation expense for (i) stock options and restricted stock units granted to employees and non-employee board members and (ii) ESPP shares that were purchased by employees that were recorded in the Company’s consolidated statements of operations and comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2025	2024	2023
Technology and development	$13,754	$11,710	$9,286
Selling and marketing	19,845	17,968	11,982
General and administrative	35,728	35,255	22,458
Restructuring	2,450	—	—
Total stock-based compensation expense	$71,777	$64,933	$43,726

During the years ended December 31, 2025 and 2024, $2.0 million, and $1.5 million, respectively, of stock-based compensation was charged to internal-use software, deferred contract costs, and cloud-computing arrangement implementation costs. During the year ended December 31, 2023, there was no stock-based compensation capitalized to internal-use software. The Company recognized $7.4 million, $10.4 million, and $15.1 million of tax benefits associated with stock-based compensation during years ended December 31, 2025, 2024, and 2023, respectively.

On November 6, 2023, the Company entered into a Transition Agreement with its previous Chief Financial Officer (Prior CFO), pursuant to which the Company modified its Prior CFO's outstanding stock options and restricted stock units. As a result of this modification, the Company recognized additional compensation expense of $1.3 million and $0.7 million during the years ended December 31, 2024 and 2023, respectively. The Company recognized no additional compensation expense for the year ended December 31, 2025.

Note 15. Net Income (Loss) per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss)	$13,497	$2,900	$(8,566)
Net income (loss) attributable to common stockholders – basic and diluted	$13,497	$2,900	$(8,566)
Denominator:
Weighted average common shares outstanding – basic	122,377,814	124,269,820	114,828,494
Effect of potentially dilutive stock options	3,083,902	4,550,017	—
Effect of potentially dilutive restricted common stock	2,285,760	519,624	—
Weighted average common shares outstanding – diluted	127,747,476	129,339,462	114,828,494
Net income (loss) per share:
Net income (loss) per share attributable to common stockholders – basic	$0.11	$0.02	$(0.07)
Net income (loss) per share attributable to common stockholders – diluted	$0.11	$0.02	$(0.07)

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

	Year Ended December 31,
	2025	2024	2023
Unvested restricted stock units	3,467,126	4,641,715	4,430,725
Stock options to purchase common stock	1,388,199	841,927	8,107,861
	4,855,325	5,483,642	12,538,586

Note 16. Income Taxes

The following table presents the components of income (loss) before income taxes (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$(1,153)	$(18,775)	$(23,190)
Foreign	22,593	20,635	18,838
Income (loss) before income taxes	$21,440	$1,860	$(4,352)

The following table summarizes the components of the Company’s provision for (benefit from) income taxes (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current
United States
Federal	$(29)	$172	$—
State	463	571	131
Foreign	8,875	7,011	4,011
Total current provision for income taxes	$9,309	$7,754	$4,142
Deferred
United States
Federal	$450	$(4,209)	$55
State	400	(487)	(102)
Foreign	(2,216)	(4,098)	119
Total deferred provision for income taxes	(1,366)	(8,794)	72
Provision for (benefit from) income taxes	$7,943	$(1,040)	$4,214

We have elected to prospectively adopt the guidance in ASU 2023-09. The following table is a reconciliation of the United States (“U.S.”) federal statutory income tax rate to the Company’s effective income tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09 (dollars in thousands):

	Year Ended December 31,
	2025
U.S. federal statutory income tax rate	$4,502	21.0%
State and local income taxes, net of federal income tax benefit/effect (a)	590	2.8%
Foreign tax effects
Australia
Statutory tax rate difference between Australia and United States federal	790	3.7%
Non-taxable income	(387)	(1.8)%
Equity-based compensation	261	1.2%
Other taxable income	588	2.7%
Other	987	4.6%
Israel
Equity-based compensation	233	1.1%
Other adjustments	(540)	(2.5)%
Mexico
Tax-deductible intangible assets	(758)	(3.5)%
Other	85	0.4%
Spain
Equity-based compensation	307	1.4%
Research and development tax credits	(693)	(3.2)%
Other	(228)	(1.1)%
United Kingdom
Equity-based compensation	341	1.6%
Other	(81)	(0.4)%
Other foreign jurisdictions (b)	1,187	5.5%
Effect of cross-border tax laws
Global intangible low-taxed income inclusion	664	3.1%
Non-deductible or non-taxable items
Equity-based compensation	3,074	14.3%
Excess executive compensation	4,232	19.7%
Other	19	0.1%
Tax credits
Research and development tax credits	(2,655)	(12.4)%
Changes in valuation allowances	(4,291)	(20.0)%
Changes in unrecognized tax benefits	(163)	(0.7)%
Other adjustments	(121)	(0.6)%
Effective income tax rate	$7,943	37.0%

(a) The jurisdictions that contribute to the majority of the tax effect in this category are California, Florida, Massachusetts, and Michigan.

(b) The jurisdictions that contribute to the majority of the tax effect in this category are Canada, China, and Japan.

The following table is a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 (dollars in thousands):

	Year Ended December 31,
	2024		2023
Federal statutory income tax rate	$391	21.0%	$(914)	21.0%
State income taxes, net of federal benefit	(541)	(29.1)%	(721)	16.6%
Non-deductible expenses	632	34.0%	181	(4.2)%
Imputed interest	528	28.4%	114	(2.6)%
Fair value of contingent consideration	(206)	(11.1)%	79	(1.8)%
Global intangible low-taxed income inclusion	(1,703)	(91.6)%	3,128	(71.9)%
Equity-based compensation	749	40.3%	(4,668)	107.3%
Research and development credits	(7,714)	(414.7)%	—	—
Excess executive compensation	3,199	172.0%	1,865	(42.9)%
Change in uncertain tax position	568	30.5%	(30)	0.7%
Change in valuation allowance	3,087	165.9%	2,734	(62.8)%
Foreign rate differential	746	40.1%	1,015	(23.3)%
Deferred statutory rate changes	760	40.9%	1,296	(29.8)%
Foreign withholding taxes	181	9.7%	137	(3.1)%
Return to provision and other adjustments	(1,717)	(92.2)%	(2)	—
Effective income tax rate	$(1,040)	(55.9)%	$4,214	(96.8)%

During the years ended December 31, 2025 and 2023, the Company recorded an income tax provision of $7.9 million and $4.2 million, respectively, and for the year ended December 31, 2024, the Company recorded an income tax benefit of $1.0 million, which is primarily attributable to foreign activity and U.S. state taxes. The $1.0 million income tax benefit for the year ended December 31, 2024, also reflected a release of a portion of the U.S. valuation allowance due to deferred tax liabilities recorded as part of the Invoiced acquisition.

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 ("OBBBA") which includes, among other provisions, changes to the U.S. corporate income tax system. These changes are generally effective for tax years beginning after December 31, 2025, except for changes related to the immediate expensing of research and development expenditures, including ability to deduct 100% or 50% (over 2 years) of unamortized domestic research and experimental expenditures, and the reinstatement of 100% bonus depreciation, which were retroactively effective for tax years beginning after December 31, 2024 and for property placed in service after January 19, 2025, respectively. The changes that were retroactively enacted were reflected in the income tax provision for the year ended December 31, 2025 and did not have a material effect on our financial statements. The Company will continue to assess the changes effective for tax years beginning after December 31, 2025, but does not expect such changes will have a material effect on our financial statements in future periods.

During the year ended December 31, 2025, the Company paid income taxes (net of refunds received) of $11.1 million. A reconciliation of the amount of income taxes paid (net of refunds received) is as follows (in thousands):

2025
Federal	$380
State	1,352
Foreign
Australia	6,467
Canada	800
Singapore	721
Other foreign jurisdictions	1,382
$11,102

During the years ended December 31, 2024 and 2023, the Company paid income taxes (net of refunds received) of $7.7 million and $4.2 million, respectively.

The Company’s deferred tax assets and liabilities consisted of the following components (in thousands):

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$15,460	$18,901
Property and equipment	415	484
Credit carryforwards	8,993	6,673
Accrued expenses	2,064	1,805
Equity-based compensation	7,224	6,461
Lease liability	783	711
Capitalized research and development costs	23,437	25,666
Unrealized foreign exchange loss	1,325	3,160
Other temporary differences	2,385	372
Total deferred tax assets	62,086	64,233
Deferred tax asset valuation allowance	(39,218)	(44,191)
	$22,868	$20,042
Deferred tax liabilities:
Intangible assets	$(22,642)	$(25,008)
Goodwill	(4,744)	(1,318)
Right-of-use asset	(759)	(669)
Deferred contract costs	(2,774)	(2,105)
Other temporary differences	—	(19)
Total deferred tax liabilities	(30,919)	(29,119)
Net deferred tax liabilities	$(8,051)	$(9,077)

As of December 31, 2025, the Company had gross federal and state net operating loss (“NOL”) carryforwards of $48.1 million and $81.6 million, respectively, out of which $2.4 million of federal NOL carryforwards and $81.6 million of state NOL carryforwards both begin to expire in 2031. Additionally, $45.7 million of federal NOL carryforwards have indefinite lives. As of December 31, 2025, the Company has gross foreign NOL carryforwards of $1.5 million which have indefinite lives. The federal, state, and foreign NOL carryforwards may be available to reduce future federal, state, and foreign taxable income, respectively.

As of December 31, 2025, the Company had federal and state research and development tax credit carryforwards of $8.7 million and $0.3 million, respectively, which begin to expire in 2040 and 2028, respectively. The federal and state research and development tax credit carryforwards may be available to reduce future federal and state tax, respectively.

Ownership changes, as defined under Internal Revenue Code Section 382, and similar state provisions may limit the amount of federal and state NOL and credit carryforwards that can be utilized annually to offset future federal and state taxable income and tax. Generally, an ownership change occurs when the ownership percentage of 5% or greater stockholders increases by more than 50% over a three-year period. Accordingly, the purchase of the Company’s stock in amounts greater than specified levels could limit the Company’s ability to utilize federal and state NOL and credit carryforwards for tax purposes. During 2022, the Company completed a Section 382 study and as a result of the ownership changes identified, $1.6 million of Flywire’s NOLs and $0.2 million of Simplificare Inc.’s NOLs will expire unutilized, assuming sufficient taxable income is generated in the future. The Company updated its Section 382 study through the 2024 tax year, and determined there are no additional limitations in using federal and state NOL and credit carryforwards. The Company does not believe an ownership change within the meaning of Sections 382 and 383 has occurred through December 31, 2025. Therefore, the Company does not believe that its NOLs and credit carryforwards are limited or that any of its carryforwards would expire unused. The Company expects to refresh its Section 382 study in 2026.

In assessing the realizability of its deferred tax assets, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The realization of deferred tax assets depends upon the generation of future taxable income. The Company has evaluated the positive and negative evidence bearing upon the realizability and determined that it is more likely than not that the Company will not realize the benefits of the deferred tax assets, and as a result, the Company continues to maintain a valuation allowance against federal, state and certain foreign deferred tax assets as of December 31, 2025 and 2024. The Company will continue to maintain a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. The Company believes that there is a reasonable possibility that sufficient positive evidence may become available to reach a conclusion that a portion of the valuation allowance may no longer be needed in the foreseeable future. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve.

During the year ended December 31, 2025, the Company recorded a net decrease in the valuation allowance of $5.0 million, which is primarily due to deferred tax liabilities as a result of tax deductible goodwill as part of the Sertifi acquisition and NOL utilization. During the year ended December 31, 2024, the Company recorded a net increase in the valuation allowance of $3.7 million, which is primarily due to an increase of $4.8 million related to capitalized research and development costs and $7.0 million research and development tax credit carryforwards as a result of research and development study conducted during 2024, offset by a valuation allowance release of $1.0 million in a foreign jurisdiction and $4.9 million release of valuation allowance against deferred tax liabilities acquired in the Invoiced acquisition. During the year ended December 31, 2023, the Company recorded a net increase in the valuation allowance of $2.8 million, which is primarily due to an increase of $12.1 million related to capitalized research and development costs, offset by NOL utilization in the U.S. and the U.K. Changes in the valuation allowance are summarized as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Valuation allowance at beginning of year	$(44,191)	$(40,444)	$(37,627)
Change recorded to income tax provision as part of operations	4,973	(3,747)	(2,817)
Valuation allowance at end of year	$(39,218)	$(44,191)	$(40,444)

The Company permanently reinvests its excess book over tax outside basis differences, including unremitted earnings and cumulative translation adjustments, of its foreign subsidiaries. No income taxes have been provided on such outside basis differences at December 31, 2025. Any permanently reinvested outside basis differences could reverse if we make distributions, sell our foreign subsidiaries or various other events occur, none of which were considered probable as of December 31, 2025. As of December 31, 2025, the amount of the unrecognized deferred income taxes related to such outside basis difference would not be material to our financial statements.

As of December 31, 2025, 2024, and 2023, the Company accrued $1.3 million, $1.3 million, and $0.8 million related to reserves for uncertain tax positions, inclusive of interest and penalties, respectively. This includes potential tax benefits of $0.3 million, $1.0 million, and $0.5 million, respectively, that, when recognized, would impact the effective tax rate. As of December 31, 2025, $1.0 million of the reserve for uncertain tax positions is reflected as a reduction to deferred taxes and the remaining balance is recorded as a component of other liabilities in the consolidated balance sheet.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of interest and penalties, is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$1,124	$620	$659
Increases related to tax positions taken during prior years	—	432	—
Decreases related to lapses in statute of limitations	(314)	(133)	(39)
Increases related to tax positions taken during current year	365	205	—
Balance at end of year	$1,175	$1,124	$620

The Company did not recognize any accrued interest and penalties for the years ended December 31, 2025, 2024, and 2023 related to the reserves for uncertain tax positions in the income tax provision. Included in the total reserve for uncertain tax positions are accrued interest and penalties of $0.1 million, $0.2 million, and $0.2 million at December 31, 2025, 2024, and 2023, respectively.

The Company files income tax returns as prescribed by the tax laws of the jurisdiction in which it operates. In the normal course of its business, the Company is subject to examination by federal, state and foreign jurisdictions, where applicable. The Company is open to future federal tax examinations by the Internal Revenue Service from 2022 to the present; however, carryforward attributes that were generated prior to 2022 may still be adjusted upon examination to the extent they will be used in a future period. The Company remains open to examination by other foreign tax authorities from 2021 to the present.

Note 17. Leases

Operating Leases

The Company leases certain real estate for its primary facilities under operating leases that expire at various dates between one and five years. There were no finance lease obligations as of December 31, 2025 and 2024.

ROU assets are included in other assets and operating lease liabilities are included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets.

(in thousands except weighted-average figures)	2025	2024
ROU assets	$3,666	$3,381

Current lease liabilities	$1,346	$1,719
Long-term lease liabilities	2,385	1,815
Operating lease liabilities	$3,731	$3,534
Weighted-average remaining lease terms (in years)	3.0	2.6
Weighted-average discount rate	5.9%	6.9%

Supplemental cash flow information related to leases was as follows (in thousands):

	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$2,006	$1,842	$2,067
ROU assets obtained in exchange for operating lease liabilities	$1,853	$1,660	$2,322

Future minimum lease payments as of December 31, 2025, were as follows (in thousands):

Years Ending December 31,	2025
2026	$1,520
2027	1,255
2028	924
2029	258
2030	105
Thereafter	—
Total undiscounted lease payments	$4,062
Present value discount	(331)
Lease liability, at present value	$3,731

The components of operating lease expense during the years ended December 31, 2025, 2024, and 2023 are shown on the table below (in thousands):

	2025	2024	2023
Operating lease expense	$1,927	$1,973	$1,691
Short-term lease expense	401	118	159
Variable lease expense	210	279	237
Total operating lease expense	$2,538	$2,370	$2,087

Note 18. Commitments and Contingencies

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

As of December 31, 2025, other than the pending securities class action claim described below, the Company was not a party to any litigation the outcome of which, the Company believes, if determined adversely to it, would individually or in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows.

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

On July 25, 2025, the Company and certain of its current and former officers were named as defendants in a securities class action complaint captioned Hickman v. Flywire Corporation filed in the United States District Court for the Eastern District of New York on behalf of a putative class of investors who purchased Flywire securities from February 28, 2024, through February 25, 2025. In January 2026, the complaint was amended to, among other matters, remove a former officer from the claim and modify the class period to the time period between May 21, 2024 through February 25, 2025. Plaintiff alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by purportedly overstating the strength and sustainability of the Company's revenue growth and understating the negative impact of certain government permit and visa related policies on the business. The lawsuit seeks unspecified damages, costs, attorneys’ fees, and other relief. The Company believes to have strong defenses against the asserted claims and intends to vigorously defend itself.

The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss for this matter. Taking into account discussions with the Company's external lawyers, Flywire does not consider the probability of an outflow of resources to be sufficient to recognize a provision at the balance sheet date. In the Company's opinion, these matters constitute contingent liabilities as of the balance sheet date. However, it is currently impractical for the Company to estimate with sufficient reliability the respective contingent liabilities.

Indemnification

In the ordinary course of business, the Company agrees to indemnify certain partners and clients against third-party claims asserting infringement of certain intellectual property rights, data privacy breaches, damages caused to property or persons, or other liabilities relating to or arising from the Company’s payment platform or other contractual obligations. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any pending indemnification matters or claims, individually or in the aggregate, that are expected to have a material adverse effect on its financial position, results of operations, or cash flows and had not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2025 and 2024.

Note 19. Employee Benefit Plan

The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company made contributions of $1.7 million, $1.5 million, and $1.4 million to the plan during the years ended December 31, 2025, 2024, and 2023, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial and Accounting Officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d- 15(f) under the Exchange Act. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the 2013 framework established in the “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework, management has concluded that our internal control over financial reporting as of December 31, 2025 was effective.

On February 24, 2025, Flywire acquired all of the issued and outstanding membership interests of Sertifi LLC (Sertifi). As permitted by Securities and Exchange Commission staff guidance, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first year of acquisition. We have excluded Sertifi from our assessment of internal control over financial reporting as of December 31, 2025. Sertifi is a wholly-owned subsidiary of Flywire whose total assets and total revenues excluded from management’s assessment represented approximately 2% and 7%, respectively, of the related consolidated financial statement amounts for Flywire as of and for the year ended December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 1, 2025, Michael Massaro, our Chief Executive Officer and Director, adopted a trading arrangement for the sale of shares of our common stock (a "Rule 10b-5 Trading Plan") that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Massaro's Rule 10b-5 Trading Plan provides for the sale of up to 600,000 shares of common stock pursuant to the terms of the plan. The plan is effective through February 2, 2027 unless earlier terminated in accordance with the terms of the plan.

On November 26, 2025, Cosmin Pitigoi, our Chief Financial Officer, adopted a Rule 10b-5 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Pitigoi's Rule 10b-5 Trading Plan provides for the sale of up to 105,000 shares of common stock pursuant to the terms of the plan. The plan is effective through November 30, 2026 unless earlier terminated in accordance with the terms of the plan.

On November 26, 2025, Peter Butterfield, our General Counsel and Chief Compliance Officer, adopted a Rule 10b-5 Trading Plan that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Mr. Butterfield’s Rule 10b-5 Trading Plan provides for the sale of up to 115,808 shares of common stock pursuant to the terms of the plan. The plan is effective through January 11, 2027 unless earlier terminated in accordance with the terms of the plan.

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

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2025, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under our existing equity compensation plans, including our 2009 Equity Incentive Plan, which was adopted in 2009 and amended and restated in 2011 (as amended and restated, the 2009 Plan), our 2018 Stock Incentive Plan (2018 Plan), 2021 Equity Incentive Plan (2021 Plan) and Employee Stock Purchase Plan (ESPP).

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
Equity compensation plans approved by security holders	16,483,401 (a)	$8.24 (b)	22,258,650 (c)

(a) Of these shares, 11,315,889 were underlying then outstanding restricted stock units and 432,213 were subject to options then outstanding under the 2021 Plan; 4,244,420 were subject to options then outstanding under the 2018 Plan; and 490,879 were subject to options then outstanding under the 2009 Plan.

(b) Does not take into account restricted stock units, which have no exercise price.

(c) Represents 16,719,176 shares of common stock available for issuance under our 2021 Plan and 5,539,474 shares of common stock available for issuance under our ESPP. No shares are available for future issuance under our 2009 Plan or 2018 Plan. Our 2021 Plan provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the lower of: (i) 5% of the total number of shares of common stock and non-voting common stock outstanding on the last business day of the prior fiscal year; or (ii) such other amount as our board of directors may determine. Our ESPP provides for annual increases in the number of shares available for issuance thereunder on the first day of each fiscal year equal to the least of: (i) 2,000,000 shares; (ii) 1% of the shares of common stock and non-voting common stock issued and outstanding on the last business day of the prior fiscal year; or (iii) the number of shares determined by our board of directors. On January 1, 2026, an additional 6,097,971 shares became available for future issuance under the 2021 Plan and an additional 1,219,594 shares became available for future issuance under the ESPP. The additional shares from the annual increase on January 1, 2026 are not included in the table above.

The information required under this item not otherwise provided herein is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

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
10.2#

Amended and Restated 2009 Equity Incentive Plan and forms of agreements thereunder, incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 29, 2022.

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
10.6

Purchase and Sale Agreement, dated as of February 24, 2025, by and among Flywire Corporation, S Legacy Holdco, Inc., an Illinois corporation (the “Seller”), and each of the shareholders of Seller, signatory thereto, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on February 25, 2025.

10.7#

Employment Agreement, dated as of August 1, 2025, by and between the Registrant and Michael Massaro, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 filed on November 10, 2025.

10.8#

Employment Agreement, dated as of August 1, 2025, by and between the Registrant and Rob Orgel, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 filed on November 10, 2025.

10.9#

Employment Agreement, dated as of August 1, 2025, by and between the Registrant and Cosmin Pitigoi, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 filed on November 10, 2025.

10.10#

Employment Agreement, dated as of August 1, 2025, by and between the Registrant and David King, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 filed on November 10, 2025.

10.11#

Employment Agreement, dated as of August 1, 2025, by and between the Registrant and Peter Butterfield, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 filed on November 10, 2025.

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

10.21

First Amendment to Amended and Restated Credit Agreement and First Amendment to Pledge and Security Agreement, dated as of August 1, 2025, by and among Flywire Corporation, the other Loan Parties party thereto from time to time, the Lenders party thereto from time to time, the Issuing Banks party thereto from time to time, and Citibank, N.A., incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2025 filed on November 10, 2025.

19.1	Amended & Restated Insider Trading Policy, incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2024 filed on February 26, 2025.
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

FLYWIRE CORPORATION

Date: February 24, 2026	By:	/s/ Michael Massaro
Michael Massaro
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 24, 2026	By:	/s/ Cosmin Pitigoi
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

Signature	Title	Date

/s/ Michael Massaro Michael Massaro	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2026
/s/ Phillip Riese Phillip Riese	Chairman of the Board of Directors	February 24, 2026
/s/ Alex Finkelstein Alex Finkelstein	Director	February 24, 2026
/s/ Matt Harris Matt Harris	Director	February 24, 2026
/s/ Gretchen Howard	Director	February 24, 2026
Gretchen Howard
/s/ Carleigh Jaques	Director	February 24, 2026
Carleigh Jaques
/s/ Diane Offereins	Director	February 24, 2026
Diane Offereins
/s/ Edwin Santos	Director	February 24, 2026
Edwin Santos