Form 10-Q
period 2026-03-31
Flywire Corp
filed 2026-05-06
CIK 1580560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had 121,544,560 shares of voting common stock, $0.0001 par value per share, outstanding and 1,873,320 shares of non-voting common stock $0.0001 par value per share, outstanding.

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
•
the effects of global events and geopolitical conflict, including without limitation the hostilities in Ukraine and involving Israel, Hamas, the U.S. and Iran;

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

Investors, the media, and others should note that we intend to announce material information to the public through filings with the Securities and Exchange Commission (SEC), the investor relations page on our website (https://ir.flywire.com), blog posts on our website (www.flywire.com), press releases, public conference calls, webcasts, and social media channels, including our X feed (@flywire), Facebook page (https://www.facebook.com/Flywire) and LinkedIn page (https://www.linkedin.com/company/flywire). The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website. The contents of the websites provided above are not incorporated into this filing or in any other report or document we file with the SEC. These website addresses are intended to be inactive textual references only.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (Amounts in thousands, except par value per share and share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$311,893	$330,303
Short-term investments	13,190	24,692
Accounts receivable, net of allowance of $895 and $834, respectively	40,182	34,776
Unbilled receivables, net of allowance of $32 and $45, respectively	14,874	20,522
Funds receivable from payment partners	92,942	155,455
Prepaid expenses and other current assets	39,268	36,540
Total current assets	512,349	602,288
Property and equipment, net	24,333	22,125
Intangible assets, net	183,152	189,050
Goodwill	406,766	406,507
Other assets	35,779	33,343
Total assets	$1,162,379	$1,253,313
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,047	$15,298
Funds payable to clients	201,379	310,799
Accrued expenses and other current liabilities	53,432	55,715
Deferred revenue	22,669	19,951
Total current liabilities	293,527	401,763
Deferred tax liabilities	13,380	12,900
Other liabilities	3,244	3,479
Total liabilities	310,151	418,142
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Voting common stock, $0.0001 par value; 2,000,000,000 shares authorized, 132,560,689 shares issued and 121,451,032 shares outstanding as of March 31, 2026; 130,335,519 shares issued and 120,086,090 shares outstanding as of December 31, 2025	13	13
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized, 1,873,320 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Treasury voting common stock, at cost; 11,109,657 and 10,249,429 shares as of March 31, 2026 and December 31, 2025, respectively	(128,125)	(118,636)
Additional paid-in capital	1,123,642	1,108,679
Accumulated other comprehensive income	1,553	2,488
Accumulated deficit	(144,855)	(157,373)
Total stockholders’ equity	852,228	835,171
Total liabilities and stockholders’ equity	$1,162,379	$1,253,313

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited) (Amounts in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$188,112	$133,452
Costs and operating expenses:
Payment processing services costs	77,452	50,563
Technology and development	19,432	16,911
Selling and marketing	40,493	36,569
General and administrative	39,953	33,058
Restructuring	—	7,339
Total costs and operating expenses	177,330	144,440
Income (loss) from operations	$10,782	$(10,988)
Other income (expense):
Interest expense	(303)	(724)
Interest income	915	2,934
Gain from remeasurement of foreign currency	3,294	3,576
Gain on available-for-sale debt securities	—	158
Total other income (expense), net	3,906	5,944
Income (loss) before income taxes	14,688	(5,044)
Provision for (benefit from) income taxes	2,170	(884)
Net income (loss)	$12,518	$(4,160)
Other comprehensive income:
Foreign currency translation adjustment	(901)	2,677
Unrealized losses on available-for-sale debt securities, net of taxes	(34)	(129)
Total other comprehensive (loss) income	(935)	2,548
Comprehensive income (loss)	$11,583	$(1,612)

Net income (loss) attributable to common stockholders – basic and diluted	$12,518	$(4,160)
Net income (loss) per share attributable to common stockholders – basic	$0.10	$(0.03)
Net income (loss) per share attributable to common stockholders – diluted	$0.10	$(0.03)
Weighted average common shares outstanding – basic	122,175,684	123,235,263
Weighted average common shares outstanding – diluted	127,945,858	123,235,263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited) (Amounts in thousands, except share amounts)

	Three Months Ended March 31, 2026
								Accumulated
	Voting Common Stock		Non-Voting		Treasury Voting		Additional	Other		Total
	Common Stock		Common Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2025	130,335,519	$13	1,873,320	$—	(10,249,429)	$(118,636)	$1,108,679	$2,488	$(157,373)	$835,171
Issuance of common stock upon exercise of stock options, net of tax withheld	401,226	—	—	—	—	—	931	—	—	931
Issuance of common stock upon settlement of restricted stock units, net of tax withheld	1,823,944	—	—	—	—	—	(3,460)	—	—	(3,460)
Common stock repurchases, including related costs	—	—	—	—	(907,029)	(10,031)	—	—	—	(10,031)
Issuance of treasury stock under equity incentive plans	—	—	—	—	46,801	542	(542)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(901)	—	(901)
Unrealized losses on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	(34)	—	(34)
Stock-based compensation	—	—	—	—	—	—	18,034	—	—	18,034
Net income	—	—	—	—	—	—	—	—	12,518	12,518
Balances at March 31, 2026	132,560,689	$13	1,873,320	$—	(11,109,657)	$(128,125)	$1,123,642	$1,553	$(144,855)	$852,228

	Three Months Ended March 31, 2025
								Accumulated
	Voting Common Stock		Non-Voting		Treasury Voting		Additional	Other		Total
	Common Stock		Common Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	126,853,852	$13	1,873,320	$—	(4,670,974)	$(46,268)	$1,033,958	$(2,066)	$(170,870)	$814,767
Issuance of common stock upon exercise of stock options, net of tax withheld	526,388	—	—	—	—	—	1,377	—	—	1,377
Issuance of common stock upon settlement of restricted stock units, net of tax withheld	908,046	—	—	—	—	—	(1,676)	—	—	(1,676)
Issuance of common stock for retention bonus	41,998	—	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	88,798	—	—	—	—	—	1,242	—	—	1,242
Common stock repurchases, including related costs	—	—	—	—	(3,562,643)	(48,411)	—	—	—	(48,411)
Issuance of treasury stock under equity incentive plans	—	—	—	—	19,182	190	(190)	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	2,677	—	2,677
Unrealized losses on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	(129)	—	(129)
Stock-based compensation	—	—	—	—	—	—	18,578	—	—	18,578
Net loss	—	—	—	—	—	—	—	—	(4,160)	(4,160)
Balances at March 31, 2025	128,419,082	$13	1,873,320	$—	(8,214,435)	$(94,489)	$1,053,289	$482	$(175,030)	$784,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (Amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$12,518	$(4,160)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on foreign exchange rates	(4,603)	(4,712)
Depreciation and amortization	8,016	5,502
Stock-based compensation expense	17,537	18,218
Amortization of deferred contract costs	550	376
Change in fair value of contingent consideration	1,237	165
Deferred tax provision	(662)	1,174
Change in provision for uncollectible accounts	147	28
Non-cash interest income	—	(508)
Amortization of debt issuance costs	99	46
Net accretion of discounts and amortization of premiums on investments	(7)	(457)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,643)	(3,623)
Unbilled receivables	5,692	4,221
Funds receivable from payment partners	63,663	26,452
Prepaid expenses, other current assets and other assets	(3,950)	(8,577)
Funds payable to clients	(109,600)	(108,992)
Accounts payable, accrued expenses and other current liabilities	(3,156)	(5,135)
Other liabilities	(390)	(246)
Deferred revenue	2,704	(566)
Net cash used in operating activities	(15,848)	(80,794)
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(319,835)
Purchase of short-term and long-term investments	—	(14,795)
Proceeds from the maturity and sale of short-term and long-term investments	11,273	98,712
Capitalization of internally developed software	(3,426)	(1,310)
Purchases of property and equipment	(139)	(187)
Net cash provided by (used in) investing activities	7,708	(237,415)
Cash flows from financing activities:
Proceeds from issuance of revolving credit facility	—	125,000
Payment of revolving credit facility	—	(65,000)
Payments of tax withholdings for net settled equity awards	(3,460)	(1,676)
Common stock repurchased	(10,031)	(49,304)
Proceeds from the issuance of stock under Employee Stock Purchase Plan	—	1,242
Proceeds from exercise of stock options	931	1,377
Net cash (used in) provided by financing activities	(12,560)	11,639
Effect of exchange rates changes on cash and cash equivalents	2,290	1,835
Net change in cash and cash equivalents	(18,410)	(304,735)
Cash and cash equivalents, beginning of period	330,303	495,242
Cash and cash equivalents, end of period	$311,893	$190,507
Supplemental disclosures of cash flow and noncash information
Purchase of property and equipment in accounts payable	77	79
Accrued excise tax related to common stock repurchased	—	479
Capitalized stock-based compensation expense	497	360

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

The results of operations for the three months ended March 31, 2026, are not necessarily indicative of results to be expected for the year ended December 31, 2026, any other interim periods or any future year or period. The accompanying consolidated balance sheet as of December 31, 2025, was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2025. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from the interim unaudited condensed consolidated financial statements.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The condensed consolidated financial statements include the accounts of Flywire and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation.

Segment Information

The Company has a single operating and reportable segment. See Note 3 - Segment Information for additional details regarding the Company's significant segment expenses.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported of assets and liabilities, the valuation of acquired intangible assets and other long-lived assets and their useful lives, and the reported amounts of revenues and expenses in the condensed consolidated financial statements and the accompanying notes. Actual results may differ from those estimates or assumptions.

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

To reflect the estimated realizable value of accounts receivable and unbilled receivables, the Company maintains an allowance for credit losses. The allowance is determined by applying a loss-rate method based on an aging schedule using the Company's historical loss rate. The Company also considers reasonable and supportable current information in determining its estimated loss rates, such as external forecasts, macroeconomic trends, or other factors that are associated with the credit quality of the Company’s customer base. The Company did not experience any material credit losses for the three months ended March 31, 2026 and 2025.

Accounts receivable are derived from revenue earned from clients located in the U.S. and internationally. There were no clients that represented 10% or more of the accounts receivable balance as of March 31, 2026 or December 31, 2025.

Funds receivable from payment partners consists primarily of cash held by the Company’s global payment processing partners that have not yet been remitted to the Company. The following table shows payment partners that represent 10% or more of funds receivable from payment partners:

	March 31, 2026	December 31, 2025
Partner A	*	47%
Partner B	51%	25%
Partner C	11%	*

______________________

* Less than 10% of total balance.

During the three months ended March 31, 2026 and 2025, no client accounted for 10% or more of total revenue.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 1 - Business Overview and Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expenses in the condensed consolidated statements of operations and comprehensive income (loss). Advertising expenses were $1.7 million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively.

Revisions to Previously Issued Financial Statements

As previously identified during the preparation of the Company's condensed consolidated financial statements for the nine months ended September 30, 2025, the Company determined there were classification errors in its historical Consolidated Statements of Cash Flows. Accordingly, the accompanying Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2025, presented herein for comparative purposes, has been revised from the amounts originally reported.

Specifically, the Company’s historical classification of the effects of exchange rate changes on the Company’s foreign denominated cash and cash equivalent balances was misclassified between the effects of exchange rate changes on cash and cash equivalents and cash flows from operating activities in its Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2025. Additionally, the Company corrected for immaterial classification errors between cash flows from operating activities and cash flows from investing activities for the three months ending March 31, 2025.

The Company assessed the effect of these errors on prior periods under the guidance of Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC 250, Accounting Changes and Error Corrections (“ASC 250”). Based on its assessment, the Company determined the errors were not material to any previously issued financial statements. The correction has no impact on the Company's previously reported consolidated net income (loss), financial position, net change in cash, cash equivalents, and restricted cash, or total cash, cash equivalents, and restricted cash as previously reported on the Company's Consolidated Statements of Cash Flows for the applicable periods.

The following table shows the impact of the revision on the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2025 (in thousands):

	Three Months Ended March 31, 2025
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities
Unrealized gain on remeasurement of foreign currency	$—	$(4,712)	$(4,712)
Net accretion of discounts and amortization of premiums on investments	—	(457)	(457)
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(3,492)	(131)	(3,623)
Unbilled receivables	4,068	153	4,221
Funds receivable from payment partners	25,873	579	26,452
Prepaid expenses, other current assets and other assets	(9,151)	574	(8,577)
Funds payable to clients	(111,175)	2,183	(108,992)
Accounts payable, accrued expenses and other current liabilities	(5,130)	(5)	(5,135)
Other liabilities	(255)	9	(246)
Deferred revenue	(469)	(97)	(566)
Net cash used in operating activities	(78,890)	(1,904)	(80,794)

Cash flows from investing activities:
Purchase of short-term and long-term investments	(15,252)	457	(14,795)
Net cash used in investing activities	(237,872)	457	(237,415)

Effect of exchange rates changes on cash and cash equivalents	$388	$1,447	$1,835

Recently Adopted Accounting Pronouncements

Effective January 1, 2026, the Company adopted ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, "Revenue from Contracts with Customers." Upon adoption, the Company elected the practical expedient that allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The standard was applied on a prospective basis. The Company's adoption of 2025-05 did not have a material impact on its condensed consolidated financial statements and disclosures.

Accounting Pronouncements Not Yet Adopted

The following Accounting Standards Updates (ASUs) were issued by the Financial Accounting Standards Board (FASB) but not yet adopted by Flywire as of March 31, 2026:

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

	Three Months Ended March 31,
(in thousands)	2026	2025
Primary geographical markets
Americas	$93,913	$63,382
EMEA	64,243	47,448
APAC	29,956	22,622
Total revenue	$188,112	$133,452
Major solutions
Transactions	$155,205	$108,490
Platform and other revenues	32,907	24,962
Total revenue	$188,112	$133,452

For the three months ended March 31, 2026 and 2025, the Company recognized $10.1 million and $3.2 million in revenue from amounts that were included in deferred revenue as of December 31, 2025 and 2024, respectively.

Remaining Performance Obligations

The Company has performance obligations associated with certain clients' contracts for future services that have not yet been recognized as revenue. As of March 31, 2026, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied, including deferred revenue, was approximately $17.3 million. Of the total remaining performance obligations, the Company expects to recognize approximately 48.9% within the next year, 24.7% after one year through year two and 26.4% over the next three to five years thereafter. Actual amounts and timing of revenue recognized may differ due to subsequent contract modifications, renewals and/or terminations.

Note 3. Segment Information

The Company has a single operating and reportable segment. Operating segments are defined as components of an enterprise for which separate financial information is regularly evaluated by the Company’s chief operating decision maker (CODM). The Company’s CODM is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. The Company's CODM evaluates company-wide performance, including allocation of resources and assessing profitability, based on multiple performance measures, including, but not limited to net income (loss).

The following table presents the Company's significant segment expenses and other segment items for the three months ended March 31, 2026 and 2025. The CODM does not regularly review segment asset information, which is total assets, for the purpose of assessing performance and making resource allocation decisions; therefore, such information is not presented. In the prior year, the Company presented revenue less ancillary services. During the year ended December 31, 2025, the Company updated the presentation from revenue less ancillary services to revenue. In order to conform with the current year presentation, the table below has been updated for the three months ended March 31, 2025.

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue	$188,112	$133,452
Less:
Payment processing services costs	73,388	46,142
Personnel expense (a)	47,104	41,229
Other segment items (b)	30,454	27,929
Depreciation and amortization expense	8,615	5,878
Stock-based compensation expense (c)	17,769	15,923
Restructuring	—	7,339
Interest expense	303	724
Interest income	(915)	(2,934)
Gain from remeasurement of foreign currency	(3,294)	(3,576)
Gain on available-for-sale debt securities	—	(158)
Provision for (benefit from) income taxes	2,170	(884)
Segment income (loss)	$12,518	$(4,160)

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

Note 4. Investments

The following table summarizes the estimated fair value of available-for-sale debt securities included within short-term investments as of March 31, 2026 (in thousands):

	March 31, 2026
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Accrued Interest Receivable	Aggregate Fair Value
Short-term investments
Corporate bonds	$2,136	$1	$—	(a)	$10	$2,147
U.S. Government obligations	10,979	20	—		44	11,043
Total short-term investments	$13,115	$21	$—		$54	$13,190

______________________

(a) Less than $1.

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

As of March 31, 2026 and December 31, 2025, all of the Company's available-for-sale debt securities are due within one year.

As of March 31, 2026, one out of six investments in available-for-sale debt securities were in an unrealized loss position. The following table shows fair values and gross unrealized losses for available-for-sale debt securities that were in an unrealized loss position, for which an allowance for credit losses has not been recorded, aggregated based on the duration that individual securities have been in a continuous unrealized loss position, as of March 31, 2026 (in thousands):

	March 31, 2026
	Less than 12 Months			12 Months or Longer		Total
	Fair Value	Gross Unrealized Losses		Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Short-term investments
Corporate bonds	$503	$—	(a)	$—	$—	$503	$—	(a)
Total short-term investments	$503	$—		$—	$—	$503	$—

______________________

(a) Less than $1.

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

For the three months ended March 31, 2026 and 2025, the Company received proceeds of $11.3 million and $98.7 million from the maturity and sale of short-term and long-term investments, respectively. Realized gains and losses on investments are calculated on the basis of specific identification. During the three months ended March 31, 2026, there were no realized gains or losses on the sale of the available-for-sale debt securities. During the three months ended March 31, 2025, realized gains were $0.2 million and realized losses were less than $0.1 million on the sale of available-for-sale debt securities.

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

The Company’s cash equivalents are carried at fair value (Level 1) as determined according to the fair value hierarchy described above. The money market funds, which are AAA-rated, are comprised of liquid, high-quality debt securities issued by the U.S. government. Shares in money market funds are purchased and redeemed at the net asset value (NAV) at the time of the purchase or sale, which may be purchased or redeemed on demand, as may be required by the Company, which represents Level 1 fair value. The Company's investments in available-for-sale debt securities and the foreign exchange contracts are carried at fair value, determined using Level 2 inputs in the fair value hierarchy as quoted prices are available to support the valuation. The carrying values of accounts receivable, funds receivable from payment partners, unbilled receivables, prepaid expenses, accounts payable, funds payable to clients, and accrued expenses and other current liabilities approximate their respective fair values due to the short-term nature of these assets and liabilities. The Company’s contingent consideration is carried at fair value, determined using Level 3 inputs in the fair value hierarchy.

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

	Measured at Fair Value as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$77,509	$—	$—	$77,509
Short-term investments
Corporate bonds	—	2,147	—	2,147
U.S. Government obligations	—	11,043	—	11,043
Total short-term investments	—	13,190	—	13,190
Total financial assets	$77,509	$13,190	$—	$90,699
Financial Liabilities:
Foreign exchange contracts	$—	$1,400	$—	$1,400
Contingent consideration	—	—	3,283	3,283
Total financial liabilities	$—	$1,400	$3,283	$4,683

	Measured at Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$34,857	$—	$—	$34,857
Foreign exchange contracts	—	342	—	342
Short-term investments
Corporate bonds	—	4,850	—	4,850
U.S. Government obligations	—	19,842	—	19,842
Total short-term investments	—	24,692	—	24,692
Total financial assets	$34,857	$25,034	$—	$59,891
Financial Liabilities:
Foreign exchange contracts	$—	$425	$—	$425
Contingent consideration	—	—	2,046	2,046
Total financial liabilities	$—	$425	$2,046	$2,471

During the three months ended March 31, 2026, and the year ended December 31, 2025, there were no transfers between Level 1, Level 2, or Level 3.

Contingent consideration

Sertifi LLC (Sertifi)

The fair value of the contingent consideration related to the gross profit milestone from the Company’s acquisition of Sertifi in February 2025 was determined using an option pricing model and the fair value of the contingent consideration related to the technology and security integration milestones was determined using a scenario-based method. Refer to Note 10 - Business Combinations for additional details on the Sertifi acquisition. The following table presents the unobservable inputs incorporated into the fair value of the contingent consideration liability as of March 31, 2026.

	March 31, 2026			December 31, 2025
Discount rate	6.6%			6.6%
Probability of successful achievement (a)	33%	-	37%	15%	-	37%

_____________________________

(a) Probability of successful achievement was set at different targets based on the Company’s estimates on achieving them. The weighted average probability of successful achievement was 34.0% as of March 31, 2026.

Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively. Increases or decreases in any of the probabilities of success in which the gross profit and technology and security milestones are expected to be achieved would result in higher or lower fair value measurement, respectively.

Changes in the fair value of contingent consideration are included as a component of general and administrative expense within the condensed consolidated statements of operations and comprehensive income. At March 31, 2026 and December 31, 2025, $3.3 million and $2.0 million, respectively, of contingent consideration was reflected in the Company's balance sheet in accrued expenses and other current liabilities. The following table summarizes the changes in the carrying value of the contingent consideration for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$2,046	$5,094
Additions	—	2,924
Change in fair value	1,237	165
Foreign currency translation adjustment	—	9
Ending balance	$3,283	$8,192

Note 6. Derivative Instruments

As part of the Company’s foreign currency risk management program, the Company uses derivative instruments to mitigate the volatility related to fluctuations in foreign exchange rates. The Company entered into foreign currency forward contracts used to mitigate the currency exchange risk associated with clients and their customers' payments and intercompany loans. The Company's foreign currency forward contracts are not designated as hedging instruments.

The notional amounts are generally not exchanged, but are used only as the underlying basis on which the value of foreign exchange payments under these contracts is determined. The notional amounts are not recorded on the condensed consolidated balance sheets and are not, when viewed in isolation, a meaningful measure of the risk profile of the derivative instruments.

As of March 31, 2026 and December 31, 2025, the Company had 12,664 and 18,355 open foreign exchange contracts related to clients and their customers' payments, respectively. As of March 31, 2026 and December 31, 2025, the Company had foreign currency forward contracts related to clients and their customers' payments outstanding with notional amounts of $40.4 million and $66.5 million, respectively.

As of March 31, 2026 and December 31, 2025, the Company had one and two open foreign exchange contracts related to intercompany loans, respectively. As of March 31, 2026 and December 31, 2025, the Company had foreign exchange contracts related to intercompany loans outstanding with notional amounts of $30.7 million and $83.7 million, respectively.

The Company records all derivative instruments in the condensed consolidated balance sheets at their fair values. The Company recorded a liability of $1.4 million related to outstanding foreign exchange contracts as of March 31, 2026, respectively. The Company recorded an asset $0.3 million and a liability of $0.4 million related to outstanding foreign exchange contracts as of December 31, 2025, respectively. Assets and liabilities associated with outstanding foreign exchange contracts are recorded within prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, on the Company's balance sheet.

The Company recorded a net unrealized loss of $0.9 million on the intercompany loan derivatives during the three months ended March 31, 2026, and there were no gains or losses on the intercompany loan derivatives during the three months ended March 31, 2025. The Company recognized losses on derivatives related to clients and their customers' payments of $0.4 million during the three months ended March 31, 2026, and gains of less than $0.1 million during the three months ended March 31, 2025.

Gains and losses on the intercompany loans derivatives are included as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive income (loss). Gains and losses on the derivatives related to clients and their customers' payments are included as a component of general and administrative expense within the condensed consolidated statements of operations and comprehensive income (loss) due to the nature of the transactions.

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates presented (in thousands):

	March 31, 2026	December 31, 2025
Accrued employee compensation and related taxes	$17,578	$21,728
Accrued income and other non-employee related taxes	10,227	8,558
Accrued vendor liabilities	5,269	5,168
Sales tax payable	2,116	2,132
Current portion of contingent consideration	3,283	2,046
Accrued professional services	1,799	1,895
Current portion of operating lease liabilities	1,453	1,346
Other accrued expenses and current liabilities	11,707	12,842
Accrued expenses and other current liabilities	$53,432	$55,715

Note 8. Property and Equipment, net

Property and equipment, net consisted of the following as of the dates presented (in thousands):

	March 31, 2026	December 31, 2025
Internal-use software	$34,857	$31,074
Computer equipment and software	4,767	4,708
Leasehold improvements	3,820	4,305
Furniture and fixtures	777	788
Total property and equipment	44,221	40,875
Less: Accumulated depreciation and amortization	(19,888)	(18,750)
Property and equipment, net	$24,333	$22,125

Depreciation of property and equipment and amortization of internal-use software for the three months ended March 31, 2026 and 2025 was $1.8 million and $1.5 million, respectively.

The Company capitalized $3.4 million and $1.2 million in costs related to internal-use software during the three months ended March 31, 2026 and 2025. Software developed for internal use is amortized on a straight-line basis over its estimated useful life of five years.

As of March 31, 2026 and December 31, 2025, the carrying value of internal-use software was $22.4 million and $20.2 million, respectively. Amortization expense related to internal-use software for the three months ended March 31, 2026 and 2025 was $1.5 million and $1.1 million, respectively.

Note 9. Restructuring

In February 2025, the Company announced a restructuring plan designed to improve operational efficiencies, reduce operating costs, and better align the Company’s workforce with current business needs, top strategic priorities, and key growth opportunities (collectively, the Restructuring Plan). In connection with the Restructuring Plan, the Company incurred restructuring and restructuring-related charges of $8.7 million during the year ended December 31, 2025, recorded within restructuring expenses on the condensed consolidated statements of operations and comprehensive income, primarily consisting of cash expenditures for severance payments and related expenses of $6.3 million for the year ended December 31, 2025, as well as non-cash expenditures related to acceleration of vesting of share-based awards of $2.4 million for the year ended December 31, 2025. As of March 31, 2026, the accrued restructuring liability has been settled in full. As of December 31, 2025, the accrued restructuring liability was less than $0.1 million, which was included within accrued expenses and other current liabilities in the consolidated balance sheets.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information shows the results of the Company’s operations for the three months ended March 31, 2025, as if the acquisition had occurred on January 1, 2024. The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired operations of Sertifi. The unaudited pro forma information reflects the effects of applying the Company’s accounting policies and certain pro forma adjustments to the combined historical financial information of the Company and Sertifi. The pro forma adjustments include:

•
incremental amortization expense associated with the fair value of identified intangible assets;
•
incremental employee compensation expense for Sertifi employees;
•
interest expense for borrowings related to the acquisition;
•
transaction costs; and
•
the estimated tax impact of the above items.

	Three Months Ended
	March 31, 2025
(in thousands)	Actual	Pro Forma
Revenue	$133,452	$140,209
Net income	$(4,160)	$(4,840)

Note 11. Goodwill and Acquired Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill as of the dates presented (in thousands):

March 31, 2026
Balance at December 31, 2025	$406,507
Foreign currency translation adjustment	259
Balance at March 31, 2026	$406,766

Acquired Intangible Assets

Acquired intangible assets subject to amortization consisted of the following (dollars in thousands):

	March 31, 2026
				Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Remaining Life
	Value	Amortization	Amount	(Years)
Acquired Relationships	$176,899	$(35,308)	$141,591	11.52
Developed Technology	75,861	(38,829)	37,032	5.78
Trade Name/Trademark	5,137	(608)	4,529	8.38
	$257,897	$(74,745)	$183,152

	December 31, 2025
				Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Remaining Life
	Value	Amortization	Amount	(Years)
Acquired Relationships	$176,913	$(32,484)	$144,429	11.74
Developed Technology	75,543	(35,576)	39,967	5.94
Trade Name/Trademark	5,134	(480)	4,654	8.60
	$257,590	$(68,540)	$189,050

Amortization expense for the three months ended March 31, 2026 and 2025 was $6.3 million and $4.1 million, respectively.

As of March 31, 2026, the estimated annual amortization expense of intangible assets for each of the next five years and thereafter is expected to be as follows (in thousands):

Estimated Amortization Expense
Remaining of fiscal year 2026	$16,691
2027	20,766
2028	20,696
2029	20,187
2030	18,234
2031	16,799
Thereafter	69,779
$183,152

Note 12. Debt

2024 Amended Revolving Credit Facility

There were no borrowings outstanding under the 2024 Amended Revolving Credit Facility as of March 31, 2026 and December 31, 2025, respectively.

The Company was in compliance with all covenants associated with the 2024 Amended Revolving Credit Facility as of March 31, 2026.

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

Interest expense for the three months ended March 31, 2026 and 2025 was $0.3 million and $0.7 million, respectively. Included in interest expense for the three months ended March 31, 2026 and 2025 was $0.1 million and less than $0.1 million of amortization of debt issuance costs.

Letters of Credit

As of March 31, 2026 and December 31, 2025, the Company had outstanding and unused letters of credit in the amount of approximately $8.0 million and $7.9 million, respectively, for the purpose of protecting third-party service providers against defaults. The letters of credit may be terminated at any time by the Company upon notice.

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

Share Repurchase Program

On August 6, 2024, the Company announced a share repurchase program of up to $150.0 million of outstanding voting and non-voting common stock for an indefinite period as part of the Company’s capital deployment strategy (Repurchase Program). On July 30, 2025, the Company's board of directors approved an increase in the aggregate amount of voting and non-voting common stock outstanding that may be repurchased under the Repurchase Program by an additional $150.0 million, bringing the total authorized amount under the Repurchase Program to $300.0 million. On May 5, 2026, the Company announced its intention to initiate an accelerated share repurchase (ASR) program of up to $50.0 million under the Repurchase Program.

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

During the three months ended March 31, 2026, the Company repurchased 907,029 shares of its common stock for an aggregate amount, including commissions and accrued excise tax, of $10.0 million under the Repurchase Program. The repurchased shares are currently being held as treasury stock on the condensed consolidated balance sheet. As of

March 31, 2026, approximately $171.9 million of the $300 million authorized amount under the Repurchase Program remained available for future repurchases.

All of the Company’s repurchases are subject to a 1% excise tax enacted by the Inflation Reduction Act of 2022 (the IRA). The amount of share repurchases subject to the excise tax are reduced by the fair market value of any shares issued during the taxable year. As of March 31, 2026, the accrued excise tax liability pursuant to the IRA was $0.3 million, all of which related to fiscal year ended December 31, 2025. There was no additional liability incurred for activity during the three months ending March 31, 2026. The accrued excise tax liability is included in the cost of treasury stock and accrued expenses and other current liabilities on the Company's condensed consolidated balance sheet.

Treasury Stock

The Company may issue treasury stock upon the exercise of stock options and vesting of restricted stock units granted under its equity incentive plans. The Company issued 46,801 treasury shares at an average cost of $11.57 per share during the three months ended March 31, 2026. The Company issued 19,182 treasury shares at an average cost of $9.91 per share during the three months ended March 31, 2025. The Company intends to issue treasury shares as long as an adequate number of those shares are available.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during the period and is comprised of net income (loss) and other comprehensive income (loss). Accumulated other comprehensive income (AOCI) reported on the Company's condensed consolidated balance sheets for the period ending March 31, 2026 consists of foreign currency translation adjustment and the unrealized gains and losses, net of applicable taxes, on available-for-sale debt securities.

The following tables summarize the changes in AOCI for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Unrealized Gains	Foreign		Unrealized Gains	Foreign
	(Losses) on	Currency		(Losses) on	Currency
	Available-for-Sale	Translation		Available-for-Sale	Translation
	Debt Securities, net	Adjustment	Total	Debt Securities, net	Adjustment	Total
Beginning balance	$55	$2,433	$2,488	$208	$(2,274)	$(2,066)
Other comprehensive (loss) income before reclassifications	(34)	(901)	(935)	(129)	2,677	2,548
Net current period other comprehensive (loss) income	(34)	(901)	(935)	(129)	2,677	2,548
Ending balance	$21	$1,532	$1,553	$79	$403	$482

Reserved Shares of Common Stock for Future Issuance

As of March 31, 2026, the Company had reserved shares of common stock for future issuance as follows:

Issued and outstanding stock options	4,732,360
Issued and outstanding restricted stock units	14,433,168
Available for issuance under the 2021 Equity Incentive Plan	17,863,049
Available for issuance under Employee Stock Purchase Plan	6,759,068
Available for conversion of non-voting common stock	1,873,320
45,660,965

Note 14. Stock-Based Compensation

Stock Options

Stock options granted under the 2021 Plan generally vest based on continued service over four years and expire within ten years from the date of grant. Any options that are cancelled or forfeited before expiration become available for future grants.

The Company did not grant any options to purchase shares of common stock during the three months ended March 31, 2026 and 2025.

As of March 31, 2026, there was no unrecognized compensation expense related to unvested stock options.

Restricted Stock Units

The Company awarded restricted stock units to employees and certain non-employee board members under the 2021 Plan. During the three months ended March 31, 2026, the Company awarded restricted stock units covering an aggregate of 5.6 million shares of common stock. The fair value of each restricted stock unit is estimated based on the fair value of the Company's common stock on the date of the grant. The restricted stock units vest over the requisite service period, which range between one and four years from the date of the grant, subject to the continued employment of the employees and service of the non-employee board members.

As of March 31, 2026, there was $163.4 million of total unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 3.04 years.

Employee Stock Purchase Plan

In April 2021, the Company’s board of directors adopted, and in May 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (ESPP), which became effective on May 28, 2021. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to "eligible employees". A total of 6,759,068 shares of common stock have been reserved for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of common stock reserved for future issuance under the ESPP. The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of a share of common stock on the first or last day of the offering period, whichever is lower. Eligible employees can contribute up to the lesser of 15% of their eligible compensation and the IRS limit. Offering periods are generally six months long.

As of March 31, 2026, a total of 6,759,068 shares of the Company's common stock were available for future issuance under the ESPP.

The fair value of the ESPP offering during the three months ended March 31, 2026, was estimated at the start of the offering period using the Black-Scholes option-pricing model with the following assumptions: (i) expected term of 0.5 years, (ii) expected volatility of 39.92%, (iii) risk-free interest rate of 3.81% and (iv) expected dividend yield of 0%.

As of March 31, 2026, there was $0.2 million of unrecognized compensation expense related to the ESPP.

Stock-Based Compensation Costs

The following table summarizes the stock-based compensation expense for (i) stock options and restricted stock units granted to employees and non-employee board members and (ii) ESPP shares that were purchased by employees that were recorded in the Company’s condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2026	2025
Technology and development	$3,376	$3,217
Selling and marketing	4,961	4,560
General and administrative	9,200	8,226
Restructuring	—	2,215
Total stock-based compensation expense	$17,537	$18,218

During the three months ended March 31, 2026 and 2025, $0.5 million and $0.4 million, respectively, of stock-based compensation was capitalized to internal-use software, deferred contract costs, and cloud-computing arrangement implementation costs.

Note 15. Net Income (Loss) per Share

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

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three months ended March 31, 2025; accordingly, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders.

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

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss)	$12,518	$(4,160)
Net income (loss) attributable to common stockholders – basic and diluted	$12,518	$(4,160)
Denominator:
Weighted average common shares outstanding – basic	122,175,684	123,235,263
Effect of potentially dilutive stock options	2,752,839	—
Effect of potentially dilutive restricted common stock	3,017,335	—
Weighted average common shares outstanding – diluted	127,945,858	123,235,263
Net income per share:
Net income (loss) per share attributable to common stockholders – basic	$0.10	$(0.03)
Net income (loss) per share attributable to common stockholders – diluted	$0.10	$(0.03)

Outstanding potentially dilutive securities, which were excluded from the diluted net income (loss) per share calculations because they would have been antidilutive were as follows as of the dates presented:

	Three Months Ended March 31,
	2026	2025
Unvested restricted stock units	2,570,787	11,930,639
Stock options to purchase common stock	1,272,904	5,636,581
Employee stock purchase plan shares	139,917	101,280
	3,983,608	17,668,500

Note 16. Income Taxes

The Company recorded an income tax provision of $2.2 million for the three months ended March 31, 2026. The income tax provision for the three months ended March 31, 2026, was primarily attributable to activity in the Company's foreign subsidiaries and U.S. state taxes. The Company recorded an income tax benefit of $0.9 million for the three months ended March 31, 2025. The income tax benefit for the three months ended March 31, 2025, was driven by the Company's pre-tax loss position in the period.

For the three months ended March 31, 2026 and 2025, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to the impact of non-deductible executive compensation and the change in valuation allowance in the U.S., and due to the change in valuation allowance in the U.S., respectively.

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

The Company’s management evaluates the realizability of the Company’s deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during the foreseeable future. As of March 31, 2026, the Company continues to maintain a full valuation allowance of the U.S. net deferred tax assets. The Company will continue to maintain a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. The Company believes that there is a reasonable possibility that sufficient positive evidence may become available to reach a conclusion that a portion of the valuation allowance may no longer be needed in the foreseeable future. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act of 2025 (“OBBBA”), which introduced comprehensive changes to the U.S. corporate income tax system. While the majority of the OBBBA’s provisions became effective for the Company beginning January 1, 2026, certain capital investment and innovation incentives were retroactively applicable to the 2025 fiscal year. The OBBBA reinstated 100% bonus depreciation for qualified property placed in service after January 19, 2025. It also restored the ability to immediately expense domestic research and development (R&D) expenditures, allowing for a 100% deduction (or 50% over two years for unamortized costs) for tax years beginning after December 31, 2024. The impact of these retroactive changes was recognized in the Company’s income tax provision for the year ended December 31, 2025, and did not have a material effect on the consolidated financial statements. As of March 31, 2026, the Company is accounting for the OBBBA provisions now in effect. We continue to evaluate the long-term effects of the legislation on the Company's estimated annual effective tax rate and cash tax position. Based on current analysis, the OBBBA did not have a material impact on its condensed consolidated financial statements for the three months ended March 31, 2026.

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

As of March 31, 2026, other than the pending securities class action claim described below, the Company was not a party to any litigation the outcome of which, the Company believes, if determined adversely to it, would individually or in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows.

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

On July 25, 2025, the Company and certain of its current and former officers were named as defendants in a securities class action complaint captioned Hickman v. Flywire Corporation filed in the United States District Court for the Eastern District of New York on behalf of a putative class of investors who purchased Flywire securities from February 28, 2024, through February 25, 2025. In January 2026, the complaint was amended to, among other matters, remove a former officer from the claim and modify the class period to the time period between May 21, 2024 through February 25,

2025. Plaintiff alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by purportedly overstating the strength and sustainability of the Company's revenue growth and understating the negative impact of certain government permit and visa related policies on the business. The lawsuit seeks unspecified damages, costs, attorneys’ fees, and other relief. The Company believes it has strong defenses against the asserted claims and intends to vigorously defend itself.

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

Indemnification

In the ordinary course of business, the Company agrees to indemnify certain partners and clients against third-party claims asserting infringement of certain intellectual property rights, data privacy breaches, damages caused to property or persons, or other liabilities relating to or arising from the Company’s payment platform or other contractual obligations. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any pending indemnification matters or claims, individually or in the aggregate, that are expected to have a material adverse effect on its financial position, results of operations, or cash flows and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements for the periods ended March 31, 2026 and December 31, 2025.

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

•
Rapid domestic and international payments volume growth. We have grown our total payment volume by approximately 36.5% period-over-period from $8.4 billion during the three months ended March 31, 2025 to $11.4 billion during the three months ended March 31, 2026.
•
Expanded global payments network. We have continued to add to the capabilities of our payment network by means of new local bank accounts and payment partners, and have expanded our global reach to over 240 countries and territories and more than 140 currencies.
•
Strong dollar-based net retention. For the year ended December 31, 2025, our annual net dollar-based retention rate was approximately 110%. We calculate the annual net dollar-based retention rate for a given year based on the weighted average of the quarterly net dollar-based retention rates for each quarter in that year. We calculate the quarterly net dollar-based retention rate for a given quarter by dividing the revenue we earned in that quarter by the revenue we earned from the same clients in the corresponding quarter of the previous year. Our calculation of quarterly net dollar-based revenue rate for a given quarter only includes revenue from clients that were clients at the beginning of the corresponding quarter of the previous year.

As of March 31, 2026, we serve approximately 5,100 clients around the world, excluding clients acquired from the Sertifi and Invoiced acquisitions. In education, we serve more than 3,200 institutions. In healthcare, we power more than 150 healthcare systems, including four of the top 10 healthcare systems in the United States ranked by hospital size as of December 31, 2025. In our travel and B2B verticals, we have a growing portfolio of approximately 1,700 clients.

Our success in building our client base around the world and expanding utilization by our clients’ customers has allowed us to achieve significant scale. We enabled over $37.6 billion, $11.4 billion, and $8.4 billion in total payment volume during the year ended December 31, 2025 and three months ended March 31, 2026 and 2025, respectively. We generated revenue of $623.0 million and $492.1 million for the years ended December 31, 2025 and 2024, respectively, and reported net income of $13.5 million and $2.9 million, respectively, for the same years. We generated revenue of

$188.1 million and $133.5 million for the three months ended March 31, 2026 and 2025, respectively, and reported net income of $12.5 million and net loss of $4.2 million, respectively, for the same periods.

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

We had approximately 1,460 full-time FlyMates as of March 31, 2026, compared to approximately 1,180 full-time FlyMates as of March 31, 2025, an increase of 23.7%.

Capital Allocation Strategy and Share Repurchases

On May 5, 2026, we announced our intention to initiate an accelerated share repurchase (ASR) program of up to $50.0 million under our existing Repurchase Program. We believe this intended action reflects our conviction in the intrinsic value of our business and our ability to generate consistent operating cash flows. We expect to fund the ASR with available cash on hand while maintaining sufficient liquidity to support our ongoing growth investment philosophy, which includes preserving financial flexibility to support continued investments in organic growth and strategic acquisitions.

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

See Note 10 - Business Combinations in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional details related to this acquisition.

Restructuring

In February 2025, we announced a restructuring plan designed to improve operational efficiencies, reduce operating costs and better align our workforce with current business needs, top strategic priorities, and key growth opportunities (collectively, the Restructuring Plan). In connection with the Restructuring Plan, we incurred restructuring and restructuring-related charges of $8.7 million during the year ended December 31, 2025, recorded within restructuring expenses on the condensed consolidated statements of operations and comprehensive income. Restructuring costs during the year ended December 31, 2025, primarily consisted of cash expenditures for severance payments and related expenses of $6.3 million and non-cash expenditures related to acceleration of vesting of share-based awards of $2.4 million. As of March 31, 2026, the accrued restructuring liability has been settled in full.

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

	Three Months Ended March 31,		Change
(dollars in millions)	2026	2025	Amount	Percent
Transaction payment volume	$9,326.3	$6,426.0	$2,900.3	45.1%
Platform and other revenues payment volume	2,098.6	1,945.0	153.6	7.9%
Total payment volume	$11,424.9	$8,371.0	$3,053.9	36.5%

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

During three months ended March 31, 2026, our business mix continued to exert downward pressure on our margins, driven by growing share of domestic transactions and credit card usage in travel and B2B and by our new payment processing solution in healthcare, travel and B2B, partially offset by ongoing optimization of payment costs. We may experience shifts in the type of revenue we earn (transaction revenue or platform and other revenues) depending on the nature of the activity of our clients and our clients’ customers on our platform.

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

We are actively engaged in a comprehensive, company-wide operational and systems transformation program. This initiative encompasses a re-architecting of our data infrastructure, consolidation and upgrade of our enterprise and billing systems, underlying operating models, alongside the strategic alignment of our organizational structure, talent, and internal processes. The primary objectives of this program are to enhance our analytical capabilities, establish a centralized, structured data foundation to support our workforce, and facilitate the ongoing and future integration of artificial intelligence and automation into our workflows and product development. Ultimately, this foundational work is intended to position the Company for continued scalability and long-term growth. As we execute on this transformation, we expect the program to have a broad impact on our enterprise operations, driving long-term efficiencies and evolving our organizational structures and workflows.

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

Impacts Resulting From Government Changes to International Student and H-1B Visa Policies

Revenue from our education clients, which primarily includes clients in the United States, Canada, U.K., Europe, and Asia Pacific/Australia, is affected by several factors, including policies enacted by government organizations around the world that cap the issuance of international student visas. In January 2024, the Canadian government announced what at the time appeared to be a temporary intake cap on international student permit applications to stabilize new growth for a period of two years. This cap – intended to address Canada’s housing shortage, overburdened health systems, and rising costs of living – has reportedly reduced the number of international students coming to Canada by about 40% since implementation. Building on these changes, the Immigration, Refugees, and Citizenship Canada (IRCC) announced in January 2025 that new study permits for international students will be reduced by 10% from the 2024 target of 485,000 to 437,000 in 2025 and 2026. In November 2025, the IRCC announced that it expects to issue up to 408,000 study permits, including 155,000 to newly arriving international students, as outlined in the 2026–2028 Immigration Levels Plan, and 253,000 extensions for current and returning students. This number is 7% lower than the 2025 issuance target of 437,000 and 16% lower than the 2024 issuance target of 485,000. As of January 1, 2026, master’s and doctoral level students enrolled at a public designated learning institution in Canada will not need to submit a provincial or territorial attestation letter with their study permit application. When first instituted by the IRCC, the cap initially excluded students enrolled in master’s and PhD programs, but the IRCC more recently included master’s and doctoral students within the cap. Additionally, in November 2024, Canada ended its Student Direct Stream (SDS) program for expedited international student visa processing, and international students applying to study in Canada no longer need to prepay tuition to apply for a study permit. These limitations have resulted in a corresponding reduction in payment flows, which had an adverse effect on our business in the three months ended March 31, 2026.

Similarly, since late 2023, the Australian government has taken similar actions to tighten international student visa rules, including an increase in the amount of minimum savings that international students would need to have in order to obtain a visa, raising the standards of the English language proficiency requirements for student and graduate visas, a 125% increase in the visa fee for international students, and the imposition of a ban for holders of visitor visas and students holding temporary graduate visas from applying for a student visa while in Australia. In August 2024, the Australian government announced the setting of a national planning level to apply from January 1, 2025 and which is intended to limit the number of new overseas student places available in Australia – including a ceiling of 270,000 international students for calendar year 2025. However, in December 2024, the government announced a change of course, instead implementing a system to introduce two categories of student visa processing: “high priority” and “standard priority”, with all international education providers to receive high priority processing up to 80% of their indicative international student cap. After reaching 80%, the providers will receive standard priority processing. In August 2025, the Australian government announced the setting of a national planning level to apply a ceiling of 295,000 international students for 2026. These new Australian government policies, including university quotas, slower visa processing, higher fees, and stricter financial and language requirements, has had an adverse impact on our business in the three months ended March 31, 2026 and we anticipate will continue to impact our Australian revenues in 2026.

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

Other governments where our client institutions are located, including in the U.S., may introduce measures from time to time to manage the growth of the international student population in their respective countries, which may have adverse effects on our business. For example, the U.S. government’s recent announcement to impose a $100,000 filing fee per new H-1B visa could adversely impact demand for international students to attend our client institutions in the U.S. The new H-1B visa fee does not apply to international students already in the U.S. looking to apply for a status change. In addition, in 2025 U.S. policy shifts prompted dramatic action to rescind student visas (including deportation of students), plan additional cutbacks to the volume of international student visa issuances and more closely scrutinize applications for international student visas, and to cut government support for higher education, adding to uncertainty around the number of students coming to the U.S. to study in the near future. Delays in issuances of visas or visa denials – which could be exacerbated by periodic U.S. government shutdowns – may discourage prospective international students from choosing U.S. institutions as places for study. Recent proposals in Congress to tighten visa stay rules and to implement the “OPT Fair Tax Act” could further dampen demand among international students to study in the U.S. The existing rules and any introduction of new rules further limiting the attractiveness of international study by the governments of countries where our client institutions are located has and is expected in the near term to continue to adversely impact the growth of our business in the applicable regions. We expect these and other changes to U.S. immigration policy to continue to dampen demands for international study and adversely impact our revenue growth in the U.S. in 2026.

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
•
Visa appointment cancellations, unavailability or delays in scheduling interviews as well as higher visa rejection rates - especially as to potential students from the countries that send the most students to the United States; and
•
Students pivoting away from study and research in the United States. According to some studies, the top five countries that international students and scholars have indicated they are turning to instead of the United States are the United Kingdom, Australia, Canada, China, and Germany. These European and Asian study destinations that are gaining in market share of student interest often carry lower tuition and related costs of living relative to the United States, which may result in lower volume of payments processed within our education vertical.

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

Business Continuity

We have a history of operating losses and while we have experienced significant revenue growth in recent years and achieved profitability on a GAAP basis for the years ended December 31, 2024 and 2025 and the three months ended March 31, 2026, we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to strategically invest in headcount and technologies and systems to improve operating efficiencies, to further develop and enhance our solutions, including introducing new functionality, and to expand our marketing programs and sales teams to drive new client adoption, expand strategic partner integrations, and support international and industry expansion. Our operating results are also impacted by the mix of our revenue generated from our different revenue sources, which include transaction revenue and platform and other fee revenue. Changes in our revenue mix from quarter to quarter, including those derived from cross-border or domestic currency transactions, will impact our margins, and we may not be able to grow our gross margin adequately to achieve or sustain profitability. In addition, the mix of payment methods utilized by our clients’ customers may have an impact on our margins given that our costs associated with certain payment methods, such as credit cards, are higher than other payment methods accepted by our solutions, such as bank transfers. In addition, we are expanding our payment processing capabilities to offer a more comprehensive solution to our clients. While this new capability is expected to be a source of future growth, it is characterized by a lower gross margin profile. We are addressing operating losses by making continued improvements designed to create operating efficiencies and a focus on cost discipline, including investing in automation and product development to further enhance our offerings with a focus on scale and productivity across all areas. Beginning in the first quarter of 2025 and continuing into the second quarter of 2025, we implemented a restructuring plan designed to improve operational efficiencies, reduce operating costs and better align our workforce with current business needs, top strategic priorities and key growth opportunities. We believe these improvements, our strong product portfolio, client retention and established product market fit along with strong gross margins and cash flows from operations will help us achieve our goal of maintaining positive annual GAAP net income in the future. As of the date of this report, we expect that our clients’ business and our business will continue to be adversely impacted, directly or indirectly, by the ongoing macroeconomic and geopolitical issues. However, the extent of the ongoing impact of these macroeconomic events on our and our clients’ business, our markets and on global economic activity, is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time.

The conflict between the U.S., Israel, and Iran has prompted a resumption of active workforce planning to implement safety measures for FlyMates in Israel and support the business without interruption.

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

General and Administrative

General and administrative expenses consist of personnel-related expenses, including stock-based compensation expense for finance, risk management, legal and compliance, human resources, IT and other administrative functions, costs incurred for external professional services, as well as rent, and facility and insurance costs. We expect to incur additional general and administrative expenses as we continue to invest in our planned growth of our business, including certain costs incurred relating to our digital transformation initiative as described above under “Key Factors Affecting Our Performance”. We also expect to increase the size of our general and administrative functions to support the growth in the business, and to operate as a public company. As a result, we expect that our general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of total revenue from period to period.

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

Interest expense consists of interest, amortization of debt issuance costs, and unused commitment fees on our 2024 Amended Revolving Credit Facility. As of March 31, 2026 and December 31, 2025, there was no outstanding indebtedness under the 2024 Amended Revolving Credit Facility.

Interest Income

Interest income consists of interest on cash held in interest bearing operating accounts, including money market funds, and investments in available-for-sale debt securities.

(Loss) Gain from Remeasurement of Foreign Currency

(Loss) gains from remeasurement of foreign currency consists of realized and unrealized gains and losses from the remeasurement of foreign currency transactions into its functional currency, partially offset by foreign currency exchange forward contracts to hedge our foreign currency exposure.

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

Results of Operations

Comparison of results for the three months ended March 31, 2026 and 2025

All dollar amounts in the tables below are rounded and as a result, certain amounts may not recalculate using the rounded amounts provided.

The following table sets forth our consolidated results of operations for periods presented:

	Three Months Ended March 31,		Change
(dollars in millions)	2026	2025	Amount	Percent
Revenue	$188.1	$133.5	$54.6	40.9%
Payment processing services costs	77.5	50.6	26.9	53.2%
Technology and development	19.4	16.9	2.5	14.8%
Selling and marketing	40.5	36.6	3.9	10.7%
General and administrative	40.0	33.1	6.9	20.8%
Restructuring	—	7.3	(7.3)	(100.0)%
Total costs and operating expenses	177.3	144.5	32.8	22.7%
Income (loss) from operations	10.8	(11.0)	21.8	198.2%
Interest expense	(0.3)	(0.7)	0.4	57.1%
Interest income	0.9	2.9	(2.0)	(69.0)%
Gain from remeasurement of foreign currency	3.3	3.6	(0.3)	(8.3)%
Gain on available-for-sale debt securities	—	0.2	(0.2)	(100.0)%
Total other income (expense), net	3.9	6.0	(2.1)	(35.0)%
Income (loss) before income taxes	14.7	(5.0)	19.7	394.0%
Provision for (benefit from) income taxes	2.2	(0.9)	3.1	344.4%
Net income (loss)	12.5	(4.2)	16.7	397.6%
Foreign currency translation adjustment	(0.9)	2.7	(3.6)	(133.3)%
Unrealized losses on available-for-sale debt securities, net of taxes	(0.0)	(0.1)	0.1	100.0%
Comprehensive income (loss)	$11.6	$(1.6)	$13.2	825.0%

Revenue

Revenue was $188.1 million for the three months ended March 31, 2026, compared to $133.5 million for the three months ended March 31, 2025, an increase of $54.6 million or 40.9%. Revenue is comprised of transaction revenue and platform and other revenues as follows:

	Three Months Ended March 31,		Change
(dollars in millions)	2026	2025	Amount	Percent
Transaction revenue	$155.2	$108.5	$46.7	43.1%
Platform and other revenues	32.9	25.0	7.9	31.8%
Revenue	$188.1	$133.5	$54.7	41.0%

Transaction revenue was $155.2 million for the three months ended March 31, 2026, compared to $108.5 million for the three months ended March 31, 2025, an increase of $46.7 million or 43.1%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes for the three months ended March 31, 2026 from both our existing clients and new clients added during the three months ended March 31, 2026 compared to the prior period. The increase also included the full-period impact of the Sertifi acquisition that occurred in February 2025, including higher payment volumes from SertifiPay. Our transaction payment volume slightly outpaced our revenue growth during the three months ended March 31, 2026, due to payment mix which impacts our monetization rates. Transaction payment volume increased 45.1% during the three months ended March 31, 2026, to $9.3 billion compared to $6.4 billion during the three months ended March 31, 2025.

Platform and other revenues were $32.9 million for the three months ended March 31, 2026, compared to $25.0 million for the three months ended March 31, 2025, an increase of $7.9 million or 31.8%. The increase in platform and other revenues was driven by the Sertifi acquisition and an increase in utilization in our healthcare platform products.

Payment Processing Services Costs

Payment processing services costs were $77.5 million for the three months ended March 31, 2026, compared to $50.6 million for the three months ended March 31, 2025, an increase of $26.9 million or 53.2%. The increase in payment processing services costs was correlated with the increase in transaction payment volume of 45.1% over the same period. The increase was further driven by shifts in our business mix, including the expansion of our payment processing capabilities, which carry higher payment processing costs.

Technology and Development

Technology and development expenses were $19.4 million for the three months ended March 31, 2026, compared to $16.9 million for the three months ended March 31, 2025, an increase of $2.5 million or 14.8%. The increase in technology and development cost was primarily driven by personnel costs.

•
Personnel costs were $13.1 million for the three months ended March 31, 2026 compared to $10.8 million for the three months ended March 31, 2025, an increase of $2.3 million or 21.2%. The increase in personnel costs was primarily driven by higher headcount, including the full-period impact of the Sertifi acquisition completed on February 24, 2025, compared to only a partial period for the three months ended March 31, 2025.

Selling and Marketing

Selling and marketing expenses were $40.5 million for the three months ended March 31, 2026, compared to $36.6 million for the three months ended March 31, 2025, an increase of $3.9 million or 10.7%. The increase in selling and marketing expenses was primarily driven depreciation and amortization and professional fees.

•
Depreciation and amortization was $5.2 million for the three months ended March 31, 2026, compared to $3.0 million for the three months ended March 31, 2025, an increase of $2.2 million or 72.1%. The increase in depreciation and amortization expense was primarily due to acquired intangibles relating to the Sertifi acquisition completed in February 2025.
•
Professional fees were $7.2 million for the three months ended March 31, 2026, compared to $6.1 million for the three months ended March 31, 2025, an increase of $1.1 million or 17.7%. The increase in professional fees was primarily due to increases in third party commissions.

General and Administrative

General and administrative expenses were $40.0 million for the three months ended March 31, 2026, compared to $33.1 million for the three months ended March 31, 2025, an increase of $6.9 million or 20.8%. The increase in general and administrative expenses was primarily driven by personnel costs, engineering tools, and professional fees, partially offset by a decrease in acquisition costs.

•
Personnel costs were $15.2 million for the three months ended March 31, 2026, compared to $11.9 million for the three months ended March 31, 2025, an increase of $3.3 million or 27.5%. The increase in personnel costs were attributable to an increase in headcount, including the full-period impact of the Sertifi acquisition completed on February 24, 2025, and an increase in bonus expense. Bonus expense during the three months March 31, 2025, was reduced as a result of our restructuring.
•
Engineering tools were $4.2 million for the three months ended March 31, 2026, compared to $2.6 million for the three months ended March 31, 2025, an increase of $1.6 million or 62.8%. The increase in engineering tools was primarily driven by an increase in hosting fees.
•
Professional fees were $4.8 million for the three months ended March 31, 2026, compared to $3.6 million for the three months ended March 31, 2025, an increase of $1.2 million or 32.7%. The increase in professional fees was primarily driven by external consultants and legal fees.
•
There were no acquisition costs for the three months ended March 31, 2026, compared to $2.5 million for the three months ended March 31, 2025, a decrease of $2.5 million or 100.0%. The decrease in acquisition costs was attributable to the Sertifi acquisition during the three months ended March 31, 2025.

Restructuring

There were no restructuring expenses during the three months ended March 31, 2026, compared to $7.3 million for the three months ended March 31, 2025. Restructuring expenses for the three months ended March 31, 2025, included restructuring and restructuring-related expenses incurred as part of the Restructuring Plan announced in February 2025, related primarily to severance payments, employee benefits, and facilitation costs of $5.1 million and $2.2 million of expense related to the acceleration of stock-based compensation for terminated employees.

Interest Expense

Interest expense was $0.3 million for the three months ended March 31, 2026, compared to $0.7 million for the three months ended March 31, 2025, a decrease of $0.4 million or 57.1%. During the three months ended March 31, 2026, there was no outstanding indebtedness under the 2024 Amended Revolving Credit Facility. During the three months ended March 31, 2025, we drew down $125.0 million and repaid $65.0 million from our 2024 Amended Revolving Credit Facility. Interest expense consists primarily of interest expense, amortization of debt issuance costs and unused commitment fees related to our 2024 Amended Revolving Credit Facility and our former 2024 Revolving Credit Facility.

Interest Income

Interest income was $0.9 million for the three months ended March 31, 2026, compared to $2.9 million for the three months ended March 31, 2025, a decrease of $2.0 million or 69.0%. The decrease in interest income was primarily attributable to the decrease in our cash and cash equivalents, short-term investments, and long-term investments as a result of the use of cash for the acquisition of Sertifi and the Repurchase Program during the three months ended March 31, 2025.

Gain from Remeasurement of Foreign Currency

Gain from remeasurement of foreign currency was $3.3 million for the three months ended March 31, 2026, compared to $3.6 million for the three months ended March 31, 2025, a decrease of $0.3 million or 8.3%. The decrease was primarily the result of the remeasurement of foreign currency intercompany loans and related hedging instruments and the impact of fluctuations in exchange rates during respective remeasurement periods.

Gain on Available-for-Sale Debt Securities

There were no gains or losses from the sale of available-for-sale debt securities for the three months ended March 31, 2026, compared to $0.2 million gain from the sale of available-for-sale debt securities for the three months ended March 31, 2025, a decrease of $0.2 million or 100.0%.

Provision for (Benefit from) Income Taxes

Provision for income taxes was $2.2 million during the three months ended March 31, 2026, compared to a benefit from income taxes of $0.9 million during the three months ended March 31, 2025, an increase of $3.1 million or 344.4%. The provision for income taxes for the three months ended March 31, 2026, was primarily attributable to activity in our foreign subsidiaries and U.S. federal and state taxes. The income tax benefit for the three months ended March 31, 2025, was driven by the Company's pre-tax loss position in the period. Our effective tax rate was 14.8% for the three months ended March 31, 2026, compared to 17.5% for the three months ended March 31, 2025.

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

	Three Months Ended March 31,
(dollars in millions)	2026	2025
Total Payment Volume	$11,424.9	$8,371.0
Revenue	$188.1	$133.5
Revenue Less Ancillary Services	$184.0	$128.7
Gross Profit	$106.8	$80.5
Adjusted Gross Profit	$110.5	$82.5
Gross Margin	56.8%	60.3%
Adjusted Gross Margin	60.1%	64.1%
Net Income (Loss)	$12.5	$(4.2)
Adjusted EBITDA	$39.3	$21.6
Adjusted EBITDA Margin	21.4%	16.8%

For the three months ended March 31, 2026, transaction revenue and platform and other revenues represented 82.5% and 17.5% of our revenue, respectively. For the three months ended March 31, 2026, transaction revenue and platform and other revenues represented 84.3% and 15.7% of our total revenue less ancillary services, respectively. For the three months ended March 31, 2026, our total payment volume was approximately $11.4 billion, consisting of $9.3 billion of total payment volume from transactions included in transaction revenue and $2.1 billion of total payment volume from transactions included in platform and other revenues.

For the three months ended March 31, 2025, transaction revenue and platform and other revenues represented 81.3% and 18.7% of our revenue, respectively. For the three months ended March 31, 2025, transaction revenue and platform and other revenues represented 84.0% and 16.0% of our total revenue less ancillary services, respectively. For the three months ended March 31, 2025, our total payment volume was approximately $8.4 billion, consisting of $6.4 billion of total payment volume from transactions included in transaction revenue and $2.0 billion of total payment volume from transactions included in platform and other revenues.

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
•
FX Neutral Revenue Less Ancillary Services - represents Revenue Less Ancillary Services adjusted to show presentation on a FX Neutral basis. The FX Neutral information presented is calculated by translating current period results using prior period weighted average foreign currency exchange rates. We analyze FX Neutral Revenue Less Ancillary Services on an FX Neutral basis provide a comparable framework for assessing how the business performed excluding the effect of foreign currency fluctuations.
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

•
Non-GAAP Operating Expenses - represents GAAP Operating Expenses adjusted by excluding (i) stock-based compensation expense and related payroll taxes, (ii) depreciation and amortization, (iii) acquisition related transaction costs, if applicable, (iv) employee retention costs, such as incentive compensation associated with acquisition activities, (v) the impact from the change in fair value measurement for contingent consideration associated with acquisitions and (vi) restructuring costs.

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

Revenue Less Ancillary Services, Adjusted Gross Profit and Adjusted Gross Margin:

	Three Months Ended March 31,
(dollars in millions)	2026	2025
Revenue	$188.1	$133.5
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	(4.1)	(4.4)
Marketing fees	(0.1)	(0.3)
Revenue Less Ancillary Services	$184.0	$128.7
Payment processing services costs	77.5	50.6
Hosting and amortization costs within technology and development expenses	3.9	2.4
Cost of Revenue	$81.3	$53.0
Adjusted to:
Exclude printing and mailing costs	(4.1)	(4.4)
Offset marketing fees against related costs	(0.1)	(0.3)
Exclude depreciation and amortization	(3.7)	(2.0)
Adjusted Cost of Revenue	$73.4	$46.2
Gross Profit	$106.8	$80.5
Gross Margin	56.8%	60.3%
Adjusted Gross Profit	$110.5	$82.5
Adjusted Gross Margin	60.1%	64.1%

Revenue Less Ancillary Services Disaggregated by Revenue Type:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(dollars in millions)	Transaction	Platform and other revenues	Revenue	Transaction	Platform and other revenues	Revenue
Revenue	$155.2	$32.9	$188.1	$108.5	$25.0	$133.5
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(4.1)	(4.1)	—	(4.4)	(4.4)
Marketing fees	(0.1)	—	(0.1)	(0.3)	—	(0.3)
Revenue Less Ancillary Services	$155.1	$28.8	$184.0	$108.2	$20.6	$128.7
Percentage of Revenue	82.5%	17.5%	100.0%	81.3%	18.7%	100.0%
Percentage of Revenue Less Ancillary Services	84.3%	15.7%	100.0%	84.0%	16.0%	100.0%

FX Neutral Revenue Less Ancillary Services:

	Three Months Ended March 31,		Growth
(dollars in millions)	2026	2025	Rate
Revenue	$188.1	$133.5	41%
Ancillary services	(4.2)	(4.8)
Revenue Less Ancillary Services	184.0	128.7	43%
Effects of foreign currency rate fluctuations	(7.4)	—
FX Neutral Revenue Less Ancillary Services	$176.6	$128.7	37%

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin:

	Three Months Ended March 31,
(dollars in millions)	2026	2025
Net income (loss)	$12.5	$(4.2)
Interest expense	0.3	0.7
Interest income	(0.9)	(2.9)
Provision for (benefit from) income taxes	2.2	(0.9)
Depreciation and amortization expense	8.6	5.9
EBITDA	22.7	(1.4)
Stock-based compensation expense and related taxes	17.8	15.9
Change in fair value of contingent consideration	1.2	0.2
Gain from remeasurement of foreign currency	(3.3)	(3.3)
Gain on available-for-sale debt securities	0.0	(0.2)
Indirect taxes related to intercompany activity	0.9	0.6
Acquisition-related transaction costs (a)	0.0	2.5
Restructuring	0.0	7.3
Adjusted EBITDA	$39.3	$21.6
Adjusted EBITDA margin	21.4%	16.8%

(a) Acquisition-related transaction costs consisted of legal and advisory fees incurred in connection with the Sertifi acquisition.

Net Margin, EBITDA Margin, Adjusted EBITDA Margin and Adjusted EBITDA Margin:

	Three Months Ended March 31,
(dollars in millions)	2026	2025
Revenue (A)	$188.1	$133.5
Revenue less ancillary services (B)	$184.0	$128.7
Net income (loss) (C)	$12.5	$(4.2)
EBITDA (D)	$22.7	$(1.4)
Adjusted EBITDA (E)	$39.3	$21.6
Net margin (C/A)	6.7%	-3.1%
Net margin using RLAS (C/B)	6.8%	-3.2%
EBITDA Margin (D/B)	12.3%	-1.1%
Adjusted EBITDA Margin (E/B)	21.4%	16.8%

Reconciliation of GAAP Operating Expenses to Non-GAAP Operating Expenses:

	Three Months Ended March 31,
(dollars in millions)	2026	2025
GAAP Technology and development	$19.4	$16.9
(-) Stock-based compensation expense and related taxes	(3.3)	(3.2)
(-) Depreciation and amortization	(1.8)	(1.6)
Non-GAAP Technology and development	$14.4	$12.1

GAAP Selling and marketing	$40.5	$36.6
(-) Stock-based compensation expense and related taxes	(5.1)	(4.3)
(-) Depreciation and amortization	(5.3)	(3.0)
Non-GAAP Selling and marketing	$30.1	$29.3

GAAP General and administrative	$40.0	$33.1
(-) Stock-based compensation expense and related taxes	(9.4)	(8.4)
(-) Depreciation and amortization	(1.0)	(0.8)
(-) Acquisition related transaction costs	—	(2.5)
(-) Change in fair value of contingent consideration	(1.2)	(0.2)
Non-GAAP General and administrative	$28.3	$21.2

Liquidity and Capital Resources

As of March 31, 2026, our principal source of liquidity is cash and cash equivalents of $311.9 million, short-term available-for-sale debt securities of $13.2 million, and the available balance under our 2024 Amended Revolving Credit Facility of $300.0 million. Cash equivalents is comprised primarily of money market funds. Our short-term available-for-sale debt securities are comprised of corporate bonds, U.S. Government obligations, and asset backed securities.

On August 6, 2024, we announced the Repurchase Program. On July 30, 2025, our board of directors approved an increase in the aggregate amount of voting and non-voting common stock outstanding that may be repurchased under the Repurchase Program by an additional $150.0 million, bringing the total authorized amount under the Repurchase Program to $300.0 million. For additional information on our Repurchase Program, see Note 13 - Stockholders’ Equity in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. During the three months ended March 31, 2026, the Company repurchased 907,029 shares of its common stock for an aggregate amount, including commissions and accrued excise tax, of $10.0 million under the Repurchase Program. The repurchased shares are held as treasury stock. Since the inception of the share repurchase program, we have deployed $128.1 million in total share repurchases. As of March 31, 2026, approximately $171.9 million of the authorized $300 million amount under the Repurchase Program remained available for future repurchases.

On May 5, 2026, we announced our intention to initiate an accelerated share repurchase (ASR) program of up to $50.0 million under the Repurchase Program. We anticipate funding the ASR program using our existing cash and cash equivalents. The ultimate amount and timing of the repurchases will be informed by the execution of a definitive ASR agreement, prevailing market conditions, and the trading price of our common stock. This anticipated ASR aligns with our broader capital allocation priorities, which include preserving financial flexibility to support continued investments in organic growth and strategic acquisitions.

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

During the three months ended March 31, 2025, we drew down $125.0 million under the 2024 Amended Revolving Credit Facility in connection with the acquisition of Sertifi. During the three months ended March 31, 2025, we repaid $65.0 million against the 2024 Amended Revolving Credit Facility. There was no outstanding balance of the 2024 Amended Revolving Credit Facility at March 31, 2026 and December 31, 2025.

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

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(15.8)	$(80.8)
Investing activities	7.7	(237.4)
Financing activities	(12.6)	11.6
Effect of exchange rates changes on cash and cash equivalents	2.3	1.8
Net change in cash and cash equivalents	$(18.4)	$(304.7)

Operating Activities

Net cash used in operating activities consists of net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities.

Net cash used in operating activities was $15.8 million for the three months ended March 31, 2026, compared to $80.8 million for the three months ended March 31, 2025, representing a $64.9 million decrease in net cash used in operating activities. This variance was primarily attributable to a $45.8 million favorable change in our operating assets and liabilities, net of acquisitions, and a $19.2 million increase in net income adjusted for non-cash expenses.

For the three months ended March 31, 2026, net cash used for changes in operating assets and liabilities was $50.7 million, compared to $96.5 million for the three months ended March 31, 2025, resulting in a $45.8 million net change in operating assets and liabilities. This variance was primarily driven by a favorable variance in funds receivable from payment partners of $37.2 million, as a result of the timing of collections from our partners in the applicable period. The timing of collections from our partners will vary from period to period based on when our clients’ customer payment for a particular transaction is made, as well as the customer’s payment method which impacts the timing of settlement of the payment.

This net decrease in cash used in operating activities was also impacted by our operating cash flows from our net income (after adjustments for an increase in non-cash expenses of $2.5 million) which increased by $19.2 million for the three months ended March 31, 2026, compared to the prior period. This variance was primarily impacted by the increase in income from operations reflecting the growth in transaction payment volumes, from both our existing clients and new clients, net of the increase in payment processing costs, and gains in foreign currency remeasurement of foreign currency.

Investing Activities

Net cash provided by investing activities was $7.7 million for the three months ended March 31, 2026, compared to net cash used in investing activities of $237.4 million during the three months ended March 31, 2025. The $245.1 million increase in cash flow from investing activities was primarily attributable to a $319.8 million decrease in cash paid for the acquisition of Sertifi, partially offset by a $87.4 million reduction in proceeds from the maturity and sale of investments to facilitate our acquisition of Sertifi during the three months ended March 31, 2025.

Financing Activities

Net cash used in financing activities was $12.6 million for the three months ended March 31, 2026, compared to net cash provided by financing activities of $11.6 million during the three months ended March 31, 2025. This $24.2 million change was primarily due to a $125.0 million decrease in proceeds from the borrowings under our 2024 Amended Revolving Credit Facility. This decrease in cash inflow was partially offset by a $65.0 million reduction in repayments on our 2024 Amended Revolving Credit Facility and $39.3 million decrease in cash used for common stock repurchases compared to the prior period.

As of March 31, 2026 and December 31, 2025, there was no outstanding indebtedness under the 2024 Amended Revolving Credit Facility.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and estimates described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of March 31, 2026 and December 31, 2025, there was no outstanding indebtedness under the 2024 Amended Revolving Credit Facility. An immediate 10% increase or decrease in interest rates would not have a material effect on our financial position, results of operations or cash flows.

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

Our cash flows and operating results may also be impacted by fluctuations in foreign currency exchange rates between the U.S. Dollar and various currencies, in particular the British Pound. The value of our revenue and profits in local currencies may be worth more or less in U.S. Dollars due to a strengthening or weakening, respectively, of those currencies against the U.S. Dollar. For example, as the U.S. Dollar weakened against several currencies, including the British Pound, relative to the prior year, these foreign exchange impacts increased our reported revenue in U.S. Dollars by approximately $7.4 million compared to the prior year on a FX Neutral basis.

Fluctuations in foreign currency exchange rates may also impact the value of assets and liabilities denominated in currencies other than the functional currencies of our entities. Our reporting currency and the functional currency of our subsidiaries, with the exception of our U.K. and Australian subsidiaries, is the U.S. Dollar. The functional currency for our U.K. and Australian subsidiaries is the local currency, or British Pound and Australian Dollar, respectively. Financial statements of our foreign subsidiaries are translated from local currency into U.S. Dollars using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates in effect during the period for revenue and expenses. Resulting translation adjustments are included as a component of accumulated other comprehensive (loss) income in our consolidated balance sheets. Gains and losses from the remeasurement of foreign currencies into functional currencies are recognized in the condensed consolidated statements of operations and comprehensive income. A potential change in foreign exchange rates of 10% from such remeasurement would have impacted income (loss) before income taxes by approximately $23.6 million and $25.3 million as of March 31, 2026 and December 31, 2025, respectively.

Inflation Risk

Inflation did not have a material effect on our cash flows and results of operations during the three months ended March 31, 2026. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increase in prices of our product offerings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial and Accounting Officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a 15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a- 15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We were incorporated in 2009 and although we have only generated net income for the years ended December 31, 2024 and 2025, we have incurred net losses in the past, and may incur net losses in the future. We generated net income of $13.5 million and $2.9 million for the years ended December 31, 2025 and 2024, and generated net loss of $8.6 million for the year ended December 31, 2023, respectively, and net income of $12.5 million during the three months ended March 31, 2026 and a net loss of $4.2 million for the three months ended March 31, 2025. In addition, as of March 31, 2026, we had an accumulated deficit of $144.9 million. We have experienced significant revenue growth in recent periods and we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to strategically and selectively invest in headcount, to further develop our solutions, including introducing new functionality, and to expand our marketing programs and sales teams to drive new client adoption, expand strategic partner integrations, and support international and product expansion. Our operating results are also impacted by the mix of our revenue generated from our different revenue sources, which include transaction revenue and platform and other fee revenue. Changes in our revenue mix from quarter to quarter, including those derived from cross-border or domestic currency transactions, will impact our margins, and we may not be able to grow our gross margin adequately to achieve or sustain profitability. In addition, the mix of payment methods utilized by our clients’ customers may have an impact on our margins given that our costs associated with certain payment methods, such as credit cards, are higher than other payment methods accepted by our solutions, such as bank transfers. Due to the cross-border nature of much of our business, fluctuations in foreign currency exchange rates, slowdowns in international mobility and other regional considerations may affect our operating results. We will also face increased compliance and security costs associated with growth, the expansion of our client base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to sustain profitability, the value of our business and common stock may significantly decrease.

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
•
our technology infrastructure, including systems architecture, scalability, leveraging AI, availability, performance, and security;
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
•
the success of our comprehensive, company-wide digital operational and systems transformation program;
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
•
failure to successfully manage or integrate any acquisitions, including our most recent acquisition of Sertifi;
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

A majority of the total payment volume we have historically processed is cross-border payments denominated in many foreign currencies, which subjects us to foreign currency risk. The strengthening or weakening of the U.S. dollar versus these foreign currencies impacts the translation of our net revenues generated in these foreign currencies into the U.S. dollar. For example, for the three months ended March 31, 2026, as the U.S. Dollar weakened against several currencies, including the British Pound, relative to the prior year, these foreign exchange impacts increased our reported revenue in U.S. Dollars by approximately $7.4 million compared to the prior year on a FX Neutral basis.

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

To grow our business, we will need to maintain and expand our network of global, regional and local banking partners. Our proprietary network of strategic relationships with global, regional and local banking partners is a material asset to our business, which took more than a decade to build. Establishing and maintaining our strategic partner relationships, particularly with our banking partners entails extensive and highly specific efforts, with little predictability and various ancillary requirements. These partners and suppliers have contractual and regulatory requirements and conditions that we must satisfy and continue to comply with in order to continue and grow the relationships. For example, our financial institution partners generally require us to submit to an exhaustive security and anti-financial crime audit including adherence to AML policies and KYC procedures. If we are not able to comply with those obligations or if our agreements with our banking partners or our network partners are terminated for any reason, we could experience service interruptions as well as delays and additional expenses in arranging new services, potentially interfering with our existing client relationships or making us less attractive to potential new clients.

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

We are reliant on our education clients, including colleges, universities and other education-related organizations that include language schools, boarding schools, summer programs, and others, to drive enrollment at their schools and maintain tuition costs. Factors outside of our control will affect enrollments and tuition costs, including the following:

•
Declines in international student enrollment. Global conflict, geopolitical tensions and restrictions on immigration and revocations, suspensions or increased restrictions or limitations on the award of, student visas (such as those being implemented in the U.S., U.K., Canada and Australia) has and is expected to continue to negatively impact the cross-border education industry and schools that rely on foreign student populations.
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

The cross-border payment volumes in our Education vertical are significantly influenced by the ability of international students to secure and maintain work authorization in the U.S. through programs like Optional Practical Training (“OPT”). Although bipartisan initiatives such as the “Keep Innovators in America Act” seek to stabilize the sector by codifying OPT into statute and providing "dual intent" for student visas, the program remains vulnerable to competing legislative proposals for termination and administrative processing freezes that have recently impacted students from 39 countries. Any sustained reduction in the availability of these work authorizations or a shift in the U.S. competitive position relative to other global education hubs could lead to decreased enrollment at our U.S. client institutions. Consequently, such volatility in immigration policy and work authorization processing could result in a material reduction in our transaction volumes, impacting our revenue and results of operations.

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

In January 2024, the Canadian government announced what at the time appeared to be a temporary intake cap on international student permit applications to stabilize new growth for a period of two years. This cap – intended to address Canada’s housing shortage, overburdened health systems, and rising costs of living – has reportedly reduced the number of international students coming to Canada by about 40% since implementation. Building on these changes, the Immigration, Refugees, and Citizenship Canada (IRCC) announced in January 2025 that new study permits for international students will be reduced by 10% from the 2024 target of 485,000 to 437,000 in 2025 and 2026. In November 2025, the IRCC announced that it expects to issue up to 408,000 study permits, including 155,000 to newly arriving international students, as outlined in the 2026–2028 Immigration Levels Plan, and 253,000 extensions for current and returning students. This number is 7% lower than the 2025 issuance target of 437,000 and 16% lower than the 2024 issuance target of 485,000. As of January 1, 2026, master’s and doctoral level students enrolled at a public designated learning institution in Canada will not need to submit a provincial or territorial attestation letter with their study permit application. Additionally, in November 2024, Canada ended its Student Direct Stream (SDS) program for expedited international student visa processing, and international students applying to study in Canada no longer need to prepay tuition to apply for a study permit. These limitations have resulted in a corresponding reduction in payment flows, which had an adverse effect on our business for the three months ended March 31, 2026.

Similarly, since late 2023, the Australian government has taken actions to tighten international student visa rules, including an increase in the amount of minimum savings that international students would need to have in order to obtain a visa, raising the standards of the English language proficiency requirements for student and graduate visas, a 125% increase in the visa fee for international students, and the imposition of a ban for holders of visitor visas and students holding temporary graduate visas from applying for a student visa while in Australia. In August 2024, the Australian government announced the setting of a national planning level to apply from January 1, 2025 and which is intended to limit the number of new overseas student places available in Australia – including a ceiling of 270,000 international students for calendar year 2025. However, in December 2024, the government announced a change of course, instead implementing a system to introduce two categories of student visa processing: “high priority” and “standard priority”, with all international education providers to receive high priority processing up to 80% of their indicative international student cap. After reaching 80%, the providers will receive standard priority processing. In August 2025, the Australian government announced the setting of a national planning level to apply a ceiling of 295,000 international students for 2026. These new Australian government policies, including university quotas, slower visa processing, higher fees, and stricter financial and language requirements, has had an adverse impact on our business for the three months ended March 31, 2026 and we anticipate will continue to impact our Australian revenues in 2026.

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

Other governments where our client institutions are located, including in the U.S., may introduce measures from time to time to manage the growth of the international student population in their respective countries, which may have adverse effects on our business. For example, the U.S. government’s recent announcement to impose a $100,000 filing fee per new H-1B visa could adversely impact demand for international students to attend our client institutions in the U.S. The new H-1B visa fee does not apply to international students already in the U.S. looking to apply for a status change. In addition, in 2025 U.S. policy shifts prompted dramatic action to rescind student visas (including deportation of students), plan additional cutbacks to the volume of international student visa issuances, and more closely scrutinize applications for international student visas, and to cut government support for higher education, adding to uncertainty around the number of students coming to the U.S. to study in the near future. Delays in issuances of visas or visa denials – which could be exacerbated by the recent U.S. government shutdown – may discourage prospective international students from choosing U.S. institutions as places for study. Recent proposals in Congress to tighten visa stay rules and to implement the “OPT Fair Tax Act” could further dampen demand among international students to study in the U.S. The existing rules and any introduction of new rules further limiting the attractiveness of international study by the governments of countries where our client institutions are located has and is expected in the near term to continue to adversely impact the growth of our business in the applicable regions. In addition to caps on international students, government changes to other visa or student insurance requirements (for example, no longer requiring a one year tuition deposit as a condition to issuance of a student visa, or eliminating a need to procure insurance) may negatively impact payment volume. The existing rules and any introduction of new rules further limiting potential payment flows or the attractiveness of international study by the governments of countries where our client institutions are located has and could continue to adversely impact our business, operating results, and financial condition. Changes to U.S. immigration policy can also dampen demands for international study.

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

The expanded social media screening process applied by the DOS to student visa applicants establishes that, of those students seeking expedited appointments, priority should be given to those attending universities with lower international enrollment (15% or less). This change potentially disadvantages those seeking to study at more internationally diverse institutions and marks a significant departure from previous DOS guidance that prioritized students based on the start of their academic studies. Administrative processing issues, a new requirement that applicants provide DOS access to social media accounts, and the resource-intensive nature of the new screening requirements is expected to create longer wait times and processing delays. All of these factors – and other related uncertainties that will surface as the new standards are implemented – can contribute to a decline in international enrollment in U.S. academic institutions, which could adversely affect our business.

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

Events like regional or larger scale conflicts, war or other military conflict, including the recent conflicts between Russia and Ukraine, Israel and Hamas, and the U.S. and Israeli military conflict with Iran, terrorist attacks, mass shooting incidents, natural disasters, such as hurricanes, earthquakes, closures, or geographical disruptions of critical natural resources, supply chains, fires, droughts, floods and volcanic activity, including events resulting from climate change, and travel-related health events, such as the COVID-19 pandemic, have had a negative impact on the travel industry and affect travelers’ behavior by limiting their ability or willingness to visit certain locations. In addition, the travel industry can be negatively impacted by adverse economic conditions in the United States and globally, including economic slowdown, recessionary trends, heightened interest rates and inflation. Heightened conflict between the U.S. and Iran, and the resulting volatility in energy prices and regional security, may cause significant shifts in global travel patterns and consumer confidence. Any such disruptions could result in the cancellation or deferral of travel bookings among our travel vertical clients, leading to an elevated risk of uncollectible chargebacks and a reduction in our total payment volume. We are not in a position to evaluate the net effect of these circumstances on our business as these events are largely unpredictable; however, we believe there has been and may continue to be negative impact to our business due to such events. Furthermore, in the longer term, our business might be negatively affected by regulatory changes, financial pressures on or changes to the travel industry. For example, certain jurisdictions, particularly in Europe, have implemented or are considering implementing regulations intended to address the issue of “overtourism” including by restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas, such as by restricting construction of new hotels or the renting of homes or apartments. Such regulations could adversely affect travel and the volume of travel related payments that we process for our clients. In addition, any hostility towards tourists may depress international travel. The United States has implemented or proposed, or is considering, various changes in laws, regulations or policies such as the imposition of tariffs or sanctions that could affect U.S. trade policy or practices, relations with other countries and travel permits, which could also adversely affect travel to or from the United States. If such events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business. The payment volume from our travel vertical represented less than 10% of our total payment volume during the year ended December 31, 2025. Because we seek to grow the payment volume and the revenue from this vertical in the future through various initiatives, including our Sertifi acquisition, failure to grow our payment volume and resulting revenue from this industry, may have an adverse effect on our business, operating results and financial condition.

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

As we seek to continue to operate and expand our business, our overall performance will depend in part on worldwide economic and geopolitical conditions. Economies domestically and internationally have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, heightened interest rates, reduced corporate profitability, employment pressures in services sectors, volatility in the banking ecosystem or credit, equity and foreign exchange markets, bankruptcies, as well as war, terrorist activity, political or social unrest, civil strife and other geopolitical uncertainty, or the effects of ongoing diplomatic and trade friction between Canada and India and the U.S. and countries such as Canada, Mexico and China, and the resulting impact on business continuity and travel, supply chain disruptions, inflation, security issues, and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. To the extent that inflationary pressures and other global factors including concerns of restrictions on global supplies, including but not limited to oil, due to conflict in the Middle East lead to an economic recession, demand for our solutions, our business and financial condition could be negatively impacted. In addition, from time to time we have reduced expenses and needed to restructure or reorganize certain portions of our operations, including our restructuring announced in February 2025, in order to align our business with market conditions and our strategies, any of which can result in near term expense and harm to our growth prospects.

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

The most recent outbreak of hostilities and military strikes involving the U.S. and Israel alliance positioned against Iran, and Iran's restriction of traffic through the Straits of Hormuz has amplified global economic uncertainty. The Israel Defense Force (IDF), the national military of Israel, is a conscripted military service, subject to certain exceptions. In March 2026, the IDF approved the call-up of up to 400,000 reservists to support operations across multiple fronts, including Iran and Hezbollah. It is possible that there will be further military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, for example, may have unintended negative effects and adversely impact our business, financial condition and results of operations.

Although the length, impact and outcome of these conflicts are highly unpredictable, these conflicts could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as an increase in cyberattacks and espionage. Further, heightened conflict between the U.S. and Iran, and the resulting volatility in energy prices and regional security, may cause significant shifts in global travel patterns and consumer confidence. Any such disruptions could result in the cancellation or deferral of travel bookings among our travel vertical clients, leading to an elevated risk of uncollectible chargebacks and a reduction in our total payment volume.

We are actively monitoring the situations in Ukraine and the Middle East and assessing any potential impact on our business, but to date have not experienced any material impact. We have no way to predict the progress or outcome of the conflicts in Ukraine and the Middle East or any peace that has or may be reached, as the conflicts, and any resulting government reactions, continue to develop beyond our control and can quickly change. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time. As the adverse effects of these conflicts continue to develop and potentially spread, both in Europe, the Middle East and through the rest of the world, our clients, and customer behavior, may be negatively impacted, which could negatively affect sales and sales cycles and overall demand for our solutions. Further or prolonged impacts on the global economy could also cause businesses to curtail business expenses, which could hinder our ability to attract new clients or result in a decrease in payment volume. It is not possible to predict the ultimate broader consequences of these conflicts and any of the abovementioned factors could have a material adverse effect on our business, financial condition and results of operations, particularly to the extent the conflict escalates to involve additional countries, further economic sanctions and wider military conflicts. Any such disruptions could also magnify the impact of other risks described in this Quarterly Report on Form 10-Q.

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

As usage of our solutions grows and we sign additional clients and technology partners, we will need to devote additional resources to improving and maintaining our infrastructure and global payments network and integrating with third-party applications to maintain the performance of our solutions. In addition, we will need to appropriately scale our internal business systems, including client support, our 24x7 multilingual support to clients’ customers and risk and compliance operations, to serve our growing client base. We are currently actively engaged in a comprehensive, company-wide operational and systems transformation program, which encompasses a re-architecting of our data infrastructure, consolidation and upgrade of our enterprise and billing systems and underlying operating models, alongside the strategic alignment of our organizational structure, talent, and internal processes. Ultimately, this foundational work is intended to position the Company for continued scalability and long-term growth.

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

For the years ended December 31, 2025 and 2024, we processed over $37.6 billion and over $29.7 billion in payments on our solutions, respectively. For the three months ended March 31, 2026, we processed approximately $11.4 billion in payments on our solutions. We have grown rapidly and seek to continue to grow, and our business is subject to the risk of financial losses as a result of chargebacks for client-related losses, credit losses, operational errors, software defects, service disruption, employee or partner misconduct, security breaches, or other similar actions or errors in our solutions. As a provider of accounts receivable and other payment solutions, we enable the transfer of funds to our clients from their customers. Software errors in our solutions, including as a result of ordinary course updates to our software and systems, and operational errors by our FlyMates and business partners may also expose us to losses. Payments companies are frequent targets of social engineering and AI "deepfake" attacks. In our business model, subject to certain exceptions, we function as a merchant of record in connection with the receipt of payments by our clients’ customers, which subjects us to chargeback risk in the event a client’s customer cancels or otherwise does not receive the services for which such customer paid. Although our client contracts allow us to pass such chargeback risk to our client, if a client has gone out of business or we are otherwise unable to collect on the chargeback, we will bear the economic loss, which can negatively impact our business.

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

The continued growth and development of our proprietary global payments network will also depend on our ability to anticipate and adapt to changes in client and customer behavior. For example, behavior may change regarding the use of credit and debit card transactions, including the relative increased use of cash, cryptocurrencies, other emerging or alternative payment methods and credit card systems that may include strong regional preferences that we or our processing partners do not adequately support. Any failure to timely integrate emerging payment methods into our solutions, anticipate behavior changes, or contract with payment processing partners that support such emerging payment technologies could cause our clients to use our solutions less, resulting in a corresponding loss of revenue, in the event such methods become popular among their customers.

In particular, the emergence and growing adoption of cryptocurrencies, including stablecoins, and related blockchain-based payment solutions may disrupt the traditional payments ecosystem in ways that could adversely affect our business. These technologies may enable new or existing competitors to offer cross-border payment and settlement services that are faster, lower cost, or otherwise more attractive than our solutions, including direct wallet-to-wallet transfers or alternative settlement rails that bypass intermediary financial institutions. As a result, merchants, payers, or financial institution partners in the verticals we serve may shift volume away from our platform or demand lower pricing, which could erode our revenue and margins. In addition, stablecoin- or cryptocurrency-based payment models may reduce foreign exchange spreads, transaction fees, or other economic components of our offerings, alter customer expectations regarding speed and transparency, and increase competition from fintech companies, payment networks, or technology providers that leverage these technologies. The regulatory treatment of cryptocurrencies and stablecoins remains uncertain and continues to evolve, and new frameworks could accelerate adoption or enable broader participation by competitors. If cryptocurrencies or stablecoins gain broader acceptance as payment or settlement mechanisms, or if we are unable to adapt our platform, pricing, or product strategy effectively in response to these developments, our business, operating results, and financial condition could be harmed.

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

Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Providers of payment and accounts receivable software have frequently been targeted by such attacks and due to the wars in the Ukraine and Middle East and continued political uncertainty involving Russia and Ukraine, Israel and Hamas and the ongoing conflict between the U.S., Iran and Israel, respectively, and potentially other regions of Europe and the Middle East, there is an increased likelihood that escalation of tensions could result in cyberattacks that could either directly or indirectly impact our operations. In addition, the development and implementation of AI technologies may further increase our exposure to or exacerbate the risks of cyberattacks or other security incidents, particularly where such technologies are exploited by third parties to breach our or other parties’ systems, including when such technologies are used to target our employees or impersonate members of senior management in order to gain unauthorized access to our systems. Because of this, we face additional cybersecurity challenges, including threats to our own IT infrastructure or those of our clients, our clients’ customers, and/or third-party providers, that may take a variety of forms ranging from stolen bank accounts, business email compromise, client employee fraud, account takeover, or check fraud, to “mega breaches” targeted against payment and accounts receivable software, which could be initiated by individual or groups of hackers or sophisticated cyber criminals using any of the methods described above. A cybersecurity incident or breach could result in disclosure of confidential information and intellectual property, or cause production downtimes and compromised data. We have in the past experienced cybersecurity incidents of limited scale, and we may in the future experience other data security incidents or breaches affecting personally identifiable information or other confidential business information. We may be unable to anticipate or prevent techniques used in the future to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. As we increase our client base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our clients’ (or our clients’ customers’) data.

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

We incorporate AI, including generative AI, into our solutions and services, including into our payor virtual assistant self-help chatbot. We may also incorporate or resell third-party AI technology into the services we provide to our clients. In addition, as part of our broader digital transformation strategy, we are integrating artificial intelligence to support our internal business functions and exploring additional uses for the future. These technologies are complex and rapidly evolving and building them requires significant investment in infrastructure and personnel with no assurance that we will realize the desired or anticipated benefits. There is no assurance that the usage of such AI-powered solutions, whether developed in-house or sourced from third-parties, will enhance our business, or otherwise help our operations become more effective, efficient, or profitable. The models underlying our AI-powered solutions may be incorrectly or inadequately designed or implemented. They may also be trained on, or otherwise use, biased, incomplete, inaccurate, misleading, or poor-quality data or algorithms, any of which may not be easily detectable. AI-powered solutions may also be adversely impacted by unforeseen defects, technical challenges, cyberattacks, cybersecurity breaches, service outages or other similar incidents, or material performance issues. Accordingly, our use or delivery to our clients of AI-powered solutions may inadvertently reduce our effectiveness and efficiency or generate unintentional or unexpected outputs (including any AI-generated content, analyses, or recommendations) that are, or are perceived to be, biased, incomplete, inaccurate, misleading, poor-quality, unethical, or otherwise deficient or flawed, do not match our business goals, standards, or values, do not comply with our policies or procedures, harm our brand or reputation, negatively impact or clients or clients’ customers or partners, or otherwise interfere with the performance of our business.

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

In addition, sales and sale cycles may be based in part or entirely on factors, or perceived factors, not directly related to the features of our solutions, including, among others, a client or prospective client’s projection of business growth, uncertainty about economic conditions (including as a result of heightened inflationary conditions, regulatory concerns, recession concerns, priorities of the U.S. presidential administration and related changes in laws, regulations or policies, and the escalation of hostilities between Russia and Ukraine, or the ongoing conflict between the U.S., Iran and Israel in the Middle East or the failure of an agreed-upon peace in the conflict between Israel and Hamas to become permanent), capital budgets, anticipated cost savings from the implementation of our solution, potential preference for internally-developed software solutions, perceptions about our business and solutions, more favorable terms offered by potential competitors, and previous technology investments. Mid-market and large enterprises tend to have more complex operating environments than smaller businesses, making it often more difficult and time-consuming for us to demonstrate the value of our solutions to prospective clients. The decision to use our solutions may also be an enterprise-wide decision, and require us to provide greater levels of education regarding the use and benefits of our solutions, which may result in additional time, effort, and money spent on our sales cycle without any assurance that our efforts will be successful in generating any sales. Often, major hospital systems and national or state higher education systems will solicit service offers by issuing RFPs, which are generally a time- and resource-intensive process, with no assurances of being selected as a vendor after the RFP process is completed. Additionally, large enterprises typically have longer implementation cycles, especially hospital and education systems, require greater product functionality and scalability and a broader range of services, demand that vendors take on a larger share of risks, sometimes require longer testing periods that delay general availability of our solutions, and expect greater payment flexibility from vendors. All of these factors can add further risk to business conducted with these clients. If we fail to realize an expected sale from a large end-client in a particular quarter or at all, our business, operating results, and financial condition could be materially and adversely affected.

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

Our systems and payment platform and those of our service providers and partners have experienced from time to time, and may experience in the future, service interruptions or degradation because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, insider threats, human error, earthquakes, hurricanes, floods, fires, and other natural disasters, including events resulting from climate change, war or other military conflict, including the continuation or escalation of the conflicts between Russia and Ukraine, Israel and Hamas, and the ongoing conflict between the U.S., Iran and Israel, respectively, power losses, disruptions in telecommunications services, fraud, computer viruses or other malware, or other events. Some of our systems are not fully redundant, and our disaster recovery planning may not be sufficient for all possible outcomes or events. In addition, as a provider of payments solutions targeted to highly regulated clients in industries such as education and healthcare, we are subject to heightened scrutiny by regulators that may require specific business continuity, resiliency and disaster recovery plans, and more rigorous testing of such plans, which are costly and time-consuming to implement, and may divert our resources from other business priorities.

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

We use public cloud hosting with AWS and depend on AWS’ ability to protect their data centers against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. Our operations depend on protecting the cloud infrastructure hosted by AWS by maintaining the configuration, architecture, and interconnection specifications, as well as the information stored in these virtual data centers and transmitted by third-party internet service providers. In limited occasions, we have experienced service disruptions in the past, and may experience interruptions or delays in our solutions in the future. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data storage services we use. Although we have disaster recovery plans that utilize various data storage locations, any incident affecting our data storage or internet service providers’ infrastructure that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, war or other military conflict, including an escalation of the conflicts between Russia and Ukraine, or in the Middle East involving the U.S., Israel, Hamas and Iran, terrorist attacks, negligence, and other similar events beyond our control could negatively affect our solutions. Any prolonged service disruption affecting our solutions could damage our reputation with current and potential clients, expose us to liability, cause us to lose clients, or otherwise harm our business. In the event of damage or interruption to our solutions, our insurance policies may not adequately compensate us for any losses that we may incur.

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

Our business is subject to risks inherent in conducting business globally, including cross-border payments and domestic payments in the United States and certain other markets. Our handling of domestic and cross-border payments to our clients generates a significant portion of our revenues, with a substantial portion of such revenues coming from payments processed from Asia (including India, China and Korea). We expect that international revenues will continue to account for a significant percentage of total net revenues for the foreseeable future, and that in particular, the proportion of our revenue from Asia will continue to increase. Current events, including the potential implementation of tariffs, the possibility of renegotiated trade deals and international tax law treaties, priorities of the U.S. presidential administration and related changes in laws, regulations or policies, United States-China and Canada-India diplomatic and trade friction, heightened tensions between China and Taiwan and the continuation or escalation of the conflicts between Russia and Ukraine, Israel and Hamas and Israel, the U.S., and Iran, respectively, create a level of uncertainty, and potentially increased complexity, for multinational companies. These uncertainties could have a material adverse effect on our business and our results of operations and financial condition. In addition, international operations are subject to various risks which could have a material adverse effect on those operations or our business as a whole, including:

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
•
diplomatic friction, political or social unrest, war or other military conflict, including the continuation or escalation of the conflicts between Russia and Ukraine, Israel and Hamas and Israel, the U.S., and Iran, respectively, economic instability, repression, or human rights issues;
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

Certain of our subsidiaries are registered with FinCEN. Our subsidiary Flywire Global Corp. has obtained licenses to operate as a money transmitter (or the statutory equivalent) in 46 U.S. jurisdictions, and is in the process of applying for a license in, to the best of our knowledge, all U.S. states and territories where such licensure or registration is required in order to be able to offer additional business lines in the future. As a licensed money transmitter, we are (and in the states where we are awaiting licensure, will be) subject to obligations and restrictions with respect to the investment of client funds, reporting requirements, bonding requirements, minimum capital requirements, and inspection by state regulatory agencies concerning various aspects of our business. Evaluation of our compliance efforts, as well as the questions of whether and to what extent our solutions are considered money transmission, are matters of regulatory interpretation and could change over time. In addition, there are substantial costs involved in maintaining and renewing our licenses, certifications, and approvals, and we could be subject to fines or other enforcement action if we are found to violate disclosure, reporting, AML, CFT, capitalization, corporate governance, or other requirements of such licenses.

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

Recent changes to card payment regulation announced by the Reserve Bank of Australia may also adversely affect our emerging business in Australia, operating results, and financial condition. In particular, the elimination of merchant surcharging on certain card networks beginning in October 2026, may increase the cost of card acceptance for merchants that use our platform and reduce the economics associated with domestic cross-border payment transactions processed in Australia. These changes would require select merchants to begin absorbing card-related costs, which are partially mitigated by new domestic interchange fee caps. These changes may compress margins on certain domestic payment flows or reduce the attractiveness of card-based payment methods relative to alternative payment options, and require us to modify our pricing, routing, or product strategies. In addition, these regulatory developments may prompt issuers, networks, or other market participants to adjust their fee structures, incentives, or processing practices in ways that could further impact transaction volumes or revenue derived from Australian payment activity. Any of these effects, individually or in the aggregate, could adversely impact our business, operating results, and financial condition.

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

In Asia, there has been an increase in both regulation and enforcement of privacy laws. The Act on Protection of Personal Information originally enacted in June 2020 by the Japanese government, was amended and came into effect on April 1, 2022 (Amended APPI). Since the passage of the Amended APPI, a number of implementing regulations and supporting documents have been released, addressing the requirements for transferring personal data outside Japan, notifying security breaches and creating pseudonymous information exempt from certain obligations under the Amended APPI. On April 7, 2026, the Japanese Cabinet approved and submitted to the Diet a bill to amend the APPI, which includes both deregulatory measures and strengthened regulatory provisions. Key highlights among other matters include: a new consent exemption for statistical processing (e.g., AI development); broader relaxation of consent requirements; specific protections for children’s personal data; new rules on biometric data; and regulatory relief for entrusted data processors. Assuming the bill passes the Diet in 2026, the new rules are expected to take full effect by 2028 at the latest. We have taken steps to address compliance obligations that apply to us under the Amended APPI, but cannot assure you that such steps will be effective, and we may face the risk of increased costs, liability and loss of business.

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

As of March 31, 2026, we had U.S. federal NOL carryforwards of approximately $0.1 million and state NOL carryforwards of approximately $75.9 million. The federal and material state NOL carryforwards will both begin to expire in 2031. Ownership changes, as defined under Internal Revenue Code Section 382 and similar state provisions, may limit the amount of federal and state NOL and credit carryforwards that can be utilized annually to offset future federal and state taxable income and tax. Generally, an ownership change occurs when the ownership percentage of 5% or greater stockholders increases by more than 50% over a three-year period. Accordingly, the purchase of our stock in amounts greater than specified levels could limit our ability to utilize federal and state NOL and credit carryforwards for tax purposes.

During 2022, we completed a Section 382 study and as a result of the ownership changes identified, $1.6 million of Flywire’s NOLs and $0.2 million of Simplificare Inc.’s NOLs will expire unutilized, assuming sufficient taxable income is generated in the future. We updated our Section 382 study through the 2024 tax year and determined there are no additional limitations in using federal and state NOL and credit carryforwards.

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
•
political or social unrest, war or other military conflict, including the continuation or escalation of the conflicts between Russia and Ukraine, or between Israel and Hamas and the ongoing conflict between the U.S., Iran and Israel (or other combatants in the region), respectively, economic instability, repression, or human rights issues;
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

In August 2024, we announced that our Board of Directors authorized the Repurchase Program, pursuant to which we may, from time to time, purchase shares of our Voting and Non-voting common stock for an aggregate purchase price not to exceed $150 million. In July 2025, our Board of Directors approved an increase in the aggregate amount of voting and non-voting common stock outstanding that may be repurchased under the Repurchase Program by an additional $150 million, bringing the total authorized amount under the Repurchase Program to $300 million. As of March 31, 2026 approximately $171.9 million remained available for repurchases under the Repurchase Program. In May 2026, we announced our intention to initiate an accelerated share repurchase (ASR) program of up to $50.0 million under the Repurchase Program. The ultimate amount and timing of the repurchases under the ASR program will be informed by the execution of a definitive ASR agreement, prevailing market conditions, and the trading price of our common stock.

Repurchases under the Repurchase Program may be made through a variety of methods and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors. The timing, pricing, and size of share repurchases under the Repurchase Program, including the ASR program, will depend on a number of factors, including price, corporate and regulatory requirements, capital allocation alternatives, and general market and economic conditions. The Repurchase Program, including the ASR program, does not obligate us to repurchase any minimum dollar amount or number of shares, and may be suspended or discontinued by our Board of Directors at any time, which may result in a decrease in the price of our common stock.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We had a total of 121,451,032 shares of our voting common stock and 1,873,320 shares of our non-voting common stock outstanding as of March 31, 2026. Other than shares held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements, these shares of common stock generally are freely tradable without restrictions or further registration under the Securities Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

The following table summarizes the repurchases of voting common stock during the three months ended March 31, 2026 (in thousands, except shares and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
January 1 - January 31, 2026	—	$—	—	$181,926
February 1 - February 28, 2026	907,029	$11.06	907,029	$171,895
March 1 - March 31, 2026	—	$—	—	$171,895
Total	907,029		907,029

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

FLYWIRE CORPORATION

Date: May 5, 2026	By:	/s/ Michael Massaro
Michael Massaro
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 5, 2026	By:	/s/ Cosmin Pitigoi
Cosmin Pitigoi
Chief Financial Officer
(Principal Financial and Accounting Officer)