Form 10-Q
period 2026-06-30
Flywire Corp
filed 2026-08-05
CIK 1580560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 121,667,674 shares of voting common stock, $0.0001 par value per share, outstanding and 0 shares of non-voting common stock $0.0001 par value per share, outstanding.

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
•
our ability to successfully execute initiatives intended to improve our internal systems and processes to allow us to scale for growth;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (Amounts in thousands, except par value per share and share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$282,392	$330,303
Short-term investments	11,792	24,692
Accounts receivable, net of allowance of $1,316 and $834, respectively	38,836	34,776
Unbilled receivables, net of allowance of $45 and $45, respectively	21,291	20,522
Funds receivable from payment partners	108,703	155,455
Prepaid expenses and other current assets	41,458	36,540
Total current assets	504,472	602,288
Property and equipment, net	26,420	22,125
Intangible assets, net	177,743	189,050
Goodwill	407,025	406,507
Other assets	47,326	33,343
Total assets	$1,162,986	$1,253,313
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,208	$15,298
Funds payable to clients	235,496	310,799
Accrued expenses and other current liabilities	56,739	55,715
Deferred revenue	20,474	19,951
Total current liabilities	330,917	401,763
Deferred tax liabilities	12,648	12,900
Other liabilities	2,831	3,479
Total liabilities	346,396	418,142
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Voting common stock, $0.0001 par value; 2,000,000,000 shares authorized, 133,968,610 shares issued and 121,609,147 shares outstanding as of June 30, 2026; 130,335,519 shares issued and 120,086,090 shares outstanding as of December 31, 2025	13	13
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding as of June 30, 2026, and 1,873,320 shares issued and outstanding as of December 31, 2025, respectively	—	—
Treasury voting common stock, at cost; 12,359,463 and 10,249,429 shares as of June 30, 2026 and December 31, 2025, respectively	(177,411)	(118,636)
Additional paid-in capital	1,142,573	1,108,679
Accumulated other comprehensive income	4,417	2,488
Accumulated deficit	(153,002)	(157,373)
Total stockholders’ equity	816,590	835,171
Total liabilities and stockholders’ equity	$1,162,986	$1,253,313

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited) (Amounts in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$167,744	$131,891	$355,856	$265,343
Costs and operating expenses:
Payment processing services costs	74,748	53,887	152,199	104,450
Technology and development	18,387	17,106	37,819	34,017
Selling and marketing	38,913	38,377	79,407	74,946
General and administrative	38,467	30,175	78,420	63,233
Restructuring	—	1,351	—	8,690
Total costs and operating expenses	170,515	140,896	347,845	285,336
(Loss) income from operations	$(2,771)	$(9,005)	$8,011	$(19,993)
Other income (expense):
Interest expense	(312)	(1,065)	(615)	(1,789)
Interest income	656	1,089	1,571	4,023
(Loss) gain from remeasurement of foreign currency	(2,890)	3,947	404	7,523
Gain on available-for-sale debt securities	—	8	—	166
Total other income (expense), net	(2,546)	3,979	1,360	9,923
(Loss) income before income taxes	(5,317)	(5,026)	9,371	(10,070)
Provision for income taxes	2,830	6,981	5,000	6,097
Net (loss) income	$(8,147)	$(12,007)	$4,371	$(16,167)
Other comprehensive income:
Foreign currency translation adjustment	2,877	6,655	1,976	9,332
Unrealized losses on available-for-sale debt securities, net of taxes	(13)	(36)	(47)	(165)
Total other comprehensive income	2,864	6,619	1,929	9,167
Comprehensive (loss) income	$(5,283)	$(5,388)	$6,300	$(7,000)

Net (loss) income attributable to common stockholders – basic and diluted	$(8,147)	$(12,007)	$4,371	$(16,167)
Net (loss) income per share attributable to common stockholders – basic	$(0.07)	$(0.10)	$0.04	$(0.13)
Net (loss) income per share attributable to common stockholders – diluted	$(0.07)	$(0.10)	$0.03	$(0.13)
Weighted average common shares outstanding – basic	122,404,404	121,852,349	122,290,676	122,539,986
Weighted average common shares outstanding – diluted	122,404,404	121,852,349	128,361,845	122,539,986

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited) (Amounts in thousands, except share amounts)

	Three Months Ended June 30, 2026
								Accumulated
	Voting Common Stock		Non-Voting		Treasury Voting		Additional	Other		Total
	Common Stock		Common Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at March 31, 2026	132,560,689	$13	1,873,320	$—	(11,109,657)	$(128,125)	$1,123,642	$1,553	$(144,855)	$852,228
Issuance of common stock upon exercise of stock options, net of tax withheld	311,324	—	—	—	—	—	1,226	—	—	1,226
Issuance of common stock upon settlement of restricted stock units, net of tax withheld	960,607	—	—	—	—	—	(1,891)	—	—	(1,891)
Issuance of treasury stock under equity incentive plans	—	—	—	—	17,092	197	(197)	—	—	—
Issuance of common stock under employee stock purchase plan	135,990	—	—	—	—	—	1,592	—	—	1,592
Common stock repurchases, including related costs	—	—	—	—	(1,266,898)	(20,447)	—	—	—	(20,447)
Retirement of common stock	—	—	(1,873,320)	—	—	(29,036)	—	—	—	(29,036)
Foreign currency translation adjustment	—	—	—	—	—	—	—	2,877	—	2,877
Unrealized losses on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	(13)	—	(13)
Stock-based compensation	—	—	—	—	—	—	18,201	—	—	18,201
Net loss	—	—	—	—	—	—	—	—	(8,147)	(8,147)
Balances at June 30, 2026	133,968,610	$13	—	$—	(12,359,463)	$(177,411)	$1,142,573	$4,417	$(153,002)	$816,590

	Three Months Ended June 30, 2025
								Accumulated
	Voting Common Stock		Non-Voting		Treasury Voting		Additional	Other		Total
	Common Stock		Common Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at March 31, 2025	128,419,082	$13	1,873,320	$—	(8,214,435)	$(94,489)	$1,053,289	$482	$(175,030)	$784,265
Issuance of common stock upon exercise of stock options, net of tax withheld	136,079	—	—	—	—	—	376	—	—	376
Issuance of common stock upon settlement of restricted stock units, net of tax withheld	521,467	—	—	—	—	—	(688)	—	—	(688)
Issuance of treasury stock under equity incentive plans	—	—	—	—	9,330	107	(107)	—	—	—
Common stock repurchases, including related costs	—	—	—	—	(564,042)	(4,357)	—	—	—	(4,357)
Foreign currency translation adjustment	—	—	—	—	—	—	—	6,655	—	6,655
Unrealized losses on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	(36)	—	(36)
Stock-based compensation	—	—	—	—	—	—	18,215	—	—	18,215
Net loss	—	—	—	—	—	—	—	—	(12,007)	(12,007)
Balances at June 30, 2025	129,076,628	$13	1,873,320	$—	(8,769,147)	$(98,739)	$1,071,085	$7,101	$(187,037)	$792,423

	Six Months Ended June 30, 2026
								Accumulated
	Voting Common Stock		Non-Voting		Treasury Voting		Additional	Other		Total
	Common Stock		Common Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2025	130,335,519	$13	1,873,320	$—	(10,249,429)	$(118,636)	$1,108,679	$2,488	$(157,373)	$835,171
Issuance of common stock upon exercise of stock options, net of tax withheld	712,550	—	—	—	—	—	2,157	—	—	2,157
Issuance of common stock upon settlement of restricted stock units, net of tax withheld	2,784,551	—	—	—	—	—	(5,351)	—	—	(5,351)
Issuance of treasury stock under equity incentive plans	—	—	—	—	63,893	739	(739)	—	—	—
Issuance of common stock under employee stock purchase plan	135,990	—	—	—	—	—	1,592	—	—	1,592
Common stock repurchases, including related costs	—	—	—	—	(2,173,927)	(30,478)	—	—	—	(30,478)
Retirement of common stock	—	—	(1,873,320)	—	—	(29,036)	—	—	—	(29,036)
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,976	—	1,976
Unrealized losses on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	(47)	—	(47)
Stock-based compensation	—	—	—	—	—	—	36,235	—	—	36,235
Net income	—	—	—	—	—	—	—	—	4,371	4,371
Balances at June 30, 2026	133,968,610	$13	—	$—	(12,359,463)	$(177,411)	$1,142,573	$4,417	$(153,002)	$816,590

	Six Months Ended June 30, 2025
								Accumulated
	Voting Common Stock		Non-Voting		Treasury Voting		Additional	Other		Total
	Common Stock		Common Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	126,853,852	$13	1,873,320	$—	(4,670,974)	$(46,268)	$1,033,958	$(2,066)	$(170,870)	$814,767
Issuance of common stock upon exercise of stock options, net of tax withheld	662,467	—	—	—	—	—	1,753	—	—	1,753
Issuance of common stock upon settlement of restricted stock units, net of tax withheld	1,429,513	—	—	—	—	—	(2,364)	—	—	(2,364)
Issuance of treasury stock under equity incentive plans	—	—	—	—	28,512	297	(297)	—	—	—
Issuance of common stock under employee stock purchase plan	88,798	—	—	—	—	—	1,242	—	—	1,242
Issuance of common stock for retention bonus	41,998	—	—	—	—	—	—	—	—	—
Common stock repurchases, including related costs	—	—	—	—	(4,126,685)	(52,768)	—	—	—	(52,768)
Foreign currency translation adjustment	—	—	—	—	—	—	—	9,332	—	9,332
Unrealized losses on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	(165)	—	(165)
Stock-based compensation	—	—	—	—	—	—	36,793	—	—	36,793
Net loss	—	—	—	—	—	—	—	—	(16,167)	(16,167)
Balances at June 30, 2025	129,076,628	$13	1,873,320	$—	(8,769,147)	$(98,739)	$1,071,085	$7,101	$(187,037)	$792,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (Amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$4,371	$(16,167)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized gain from remeasurement of foreign currency	(4,397)	(9,747)
Depreciation and amortization	15,302	12,270
Stock-based compensation expense	34,847	35,740
Amortization of deferred contract costs	1,130	768
Change in fair value of contingent consideration	1,727	(502)
Deferred tax provision	(2,387)	1,003
Change in provision for uncollectible accounts	607	252
Amortization of debt issuance costs	197	92
Net accretion of discounts and amortization of premiums on investments	(16)	(595)
Other	—	(166)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,709)	94
Unbilled receivables	(752)	(1,518)
Funds receivable from payment partners	49,244	2,090
Prepaid expenses, other current assets and other assets	(16,989)	(16,247)
Funds payable to clients	(73,365)	(62,572)
Accounts payable, accrued expenses and other current liabilities	736	(2,138)
Other liabilities	(793)	(622)
Deferred revenue	501	(2,914)
Net cash provided by (used in) operating activities	5,254	(60,879)
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(319,835)
Purchase of short-term and long-term investments	—	(14,802)
Proceeds from the maturity and sale of short-term and long-term investments	12,707	142,334
Capitalization of internally developed software	(6,492)	(3,392)
Purchases of property and equipment	(412)	(734)
Net cash provided by (used in) investing activities	5,803	(196,429)
Cash flows from financing activities:
Proceeds from issuance of revolving credit facility	—	125,000
Payment of revolving credit facility	—	(65,000)
Contingent consideration paid for acquisitions	—	(2,710)
Payments of tax withholdings for net settled equity awards	(5,351)	(2,364)
Common stock repurchased including related costs	(30,523)	(54,304)
Non-voting common stock repurchased and retired	(29,036)	—
Proceeds from the issuance of stock under Employee Stock Purchase Plan	1,592	1,242
Proceeds from exercise of stock options	2,157	1,753
Net cash (used in) provided by financing activities	(61,161)	3,617
Effect of exchange rates changes on cash and cash equivalents	2,193	8,135
Net change in cash and cash equivalents	(47,911)	(245,556)
Cash and cash equivalents, beginning of period	330,303	495,242
Cash and cash equivalents, end of period	$282,392	$249,686
Supplemental disclosures of cash flow and noncash information
Purchase of property and equipment in accounts payable	7	139
Accrued excise tax related to common stock repurchased	304	288
Capitalized stock-based compensation expense	1,388	1,053
Cash paid for interest	—	1,174

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (GAAP) and applicable rules and regulations of the SEC regarding interim financial reporting. The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position, results of operations, comprehensive (loss) income, changes in stockholders’ equity, and its cash flows for the periods presented.

The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of results to be expected for the year ended December 31, 2026, any other interim periods or any future year or period. The accompanying consolidated balance sheet as of December 31, 2025, was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2025. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from the interim unaudited condensed consolidated financial statements.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the valuation of acquired intangible assets and other long-lived assets and their useful lives, and the reported amounts of revenues and expenses in the condensed consolidated financial statements and the accompanying notes. Actual results may differ from those estimates or assumptions.

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

To reflect the estimated realizable value of accounts receivable and unbilled receivables, the Company maintains an allowance for credit losses. The allowance is determined by applying a loss-rate method based on an aging schedule using the Company's historical loss rate. The Company also considers reasonable and supportable current information in determining its estimated loss rates, such as external forecasts, macroeconomic trends, or other factors that are associated with the credit quality of the Company’s customer base. The Company did not experience any material credit losses for the three and six months ended June 30, 2026 and 2025.

Accounts receivable are derived from revenue earned from clients located in the U.S. and internationally. There were no clients that represented 10% or more of the accounts receivable balance as of June 30, 2026 or December 31, 2025.

Funds receivable from payment partners consists primarily of cash held by the Company’s global payment processing partners that have not yet been remitted to the Company. The following table shows payment partners that represent 10% or more of funds receivable from payment partners:

	June 30,	December 31,
	2026	2025
Partner A	*	47%
Partner B	47%	25%

______________________

* Less than 10% of total balance.

During the three and six months ended June 30, 2026 and 2025, no client accounted for 10% or more of total revenue.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 1 - Business Overview and Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling and marketing expenses in the condensed consolidated statements of operations and comprehensive (loss) income. Advertising expenses were $1.7 million and $2.2 million for the three months ended June 30, 2026 and 2025, respectively. Advertising expenses were $3.5 million and $4.0 million for the six months ended June 30, 2026 and 2025, respectively.

Revisions to Previously Issued Financial Statements

As previously identified during the preparation of the Company's condensed consolidated financial statements for the nine months ended September 30, 2025, the Company determined there were classification errors in its historical Consolidated Statements of Cash Flows. Accordingly, the accompanying Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2025, presented herein for comparative purposes, has been revised from the amounts originally reported.

Specifically, the Company’s historical classification of the effects of exchange rate changes on the Company’s foreign denominated cash and cash equivalent balances was misclassified between the effects of exchange rate changes on cash and cash equivalents and cash flows from operating activities in its Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2025.

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

The following table shows the impact of the revision on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2025 (in thousands):

	Six Months Ended June 30, 2025
	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities
Unrealized gain on remeasurement of foreign currency	$—	$(9,747)	$(9,747)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	169	(75)	94
Unbilled receivables	(2,233)	715	(1,518)
Funds receivable from payment partners	1,874	216	2,090
Prepaid expenses, other current assets and other assets	(17,868)	1,621	(16,247)
Funds payable to clients	(63,759)	1,187	(62,572)
Accounts payable, accrued expenses and other current liabilities	(2,657)	519	(2,138)
Other liabilities	(392)	(230)	(622)
Deferred revenue	(2,640)	(274)	(2,914)
Net cash used in operating activities	(54,811)	(6,068)	(60,879)

Effect of exchange rates changes on cash and cash equivalents	$2,067	$6,068	$8,135

Recently Adopted Accounting Pronouncements

Effective January 1, 2026, the Company adopted ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 provides a practical expedient and an accounting policy election related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, "Revenue from Contracts with Customers." Upon adoption, the Company elected the practical expedient that allows entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The standard was applied on a prospective basis. The Company's adoption of ASU 2025-05 did not have a material impact on its condensed consolidated financial statements and disclosures.

Accounting Pronouncements Not Yet Adopted

The following Accounting Standards Updates (ASUs) were issued by the Financial Accounting Standards Board (FASB) but not yet adopted by Flywire as of June 30, 2026:

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

Note 2. Revenue and Recognition

The following table presents revenue disaggregated by geographical area and major solutions. The categorization of revenue by geographical location is determined based on the location where the client resides.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Primary geographical markets
Americas	$77,209	$55,836	$171,122	$119,218
EMEA	65,005	54,777	129,248	102,225
APAC	25,530	21,278	55,486	43,900
Total revenue	$167,744	$131,891	$355,856	$265,343
Major solutions
Transactions	$135,898	$100,574	$291,103	$209,064
Platform and other revenues	31,846	31,317	64,753	56,279
Total revenue	$167,744	$131,891	$355,856	$265,343

For the three months ended June 30, 2026 and 2025, the Company recognized $5.5 million and $2.4 million in revenue from amounts that were included in deferred revenue as of December 31, 2025 and 2024, respectively. For the six months ended June 30, 2026 and 2025, the Company recognized $15.6 million and $5.7 million in revenue from amounts that were included in deferred revenue as of December 31, 2025 and 2024, respectively.

Remaining Performance Obligations

The Company has performance obligations associated with certain clients' contracts for future services that have not yet been recognized as revenue. As of June 30, 2026, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied, including deferred revenue, was approximately $16.3 million. Of the total remaining performance obligations, the Company expects to recognize approximately 41.1% within the next year, 25.5% after one year through year two, and 33.4% over the next three to five years thereafter. Actual amounts and timing of revenue recognized may differ due to subsequent contract modifications, renewals and/or terminations.

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

The following table presents the Company's significant segment expenses and other segment items for the three and six months ended June 30, 2026 and 2025. The CODM does not regularly review segment asset information, which is total assets, for the purpose of assessing performance and making resource allocation decisions; therefore, such information is not presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue	$167,744	$131,891	$355,856	$265,343
Less:
Payment processing services costs	71,064	49,636	144,452	95,778
Personnel expense (a)	45,389	41,296	92,493	82,422
Other segment items (b)	28,405	24,124	58,858	52,157
Depreciation and amortization expense	7,904	7,161	16,519	13,038
Stock-based compensation expense (c)	17,753	17,328	35,523	33,251
Restructuring	—	1,351	—	8,690
Interest expense	312	1,065	615	1,789
Interest income	(656)	(1,089)	(1,571)	(4,023)
Loss (gain) from remeasurement of foreign currency	2,890	(3,947)	(404)	(7,523)
Gain on available-for-sale debt securities	—	(8)	—	(166)
Provision for income taxes	2,830	6,981	5,000	6,097
Segment (loss) income	$(8,147)	$(12,007)	$4,371	$(16,167)

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

Note 4. Investments

The following table summarizes the estimated fair value of available-for-sale debt securities included within short-term investments as of June 30, 2026 (in thousands):

	June 30, 2026
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest Receivable	Aggregate Fair Value
Short-term investments
Corporate bonds	$701	$—	$—	$13	$714
U.S. Government obligations	10,990	7	—	81	11,078
Total short-term investments	$11,691	$7	$—	$94	$11,792

The following table summarizes the estimated fair value of available-for-sale debt securities included within short-term investments as of December 31, 2025 (in thousands):

	December 31, 2025
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest Receivable	Aggregate Fair Value
Short-term investments
Corporate bonds	$4,808	$5	$—	$37	$4,850
U.S. Government obligations	19,573	51	—	218	19,842
Total short-term investments	$24,381	$56	$—	$255	$24,692

As of June 30, 2026 and December 31, 2025, all of the Company's available-for-sale debt securities are due within one year.

As of June 30, 2026 and December 31, 2025, none of the investments in available-for-sale debt securities were in an unrealized loss position.

For the three and six months ended June 30, 2026, the Company received proceeds of $1.4 million and $12.7 million from the maturity and sale of short-term investments, respectively. For the three and six months ended June 30, 2025, the Company received proceeds of $43.6 million and $142.3 million from the maturity and sale of short-term and long-term investments, respectively, primarily used to partially pay down the outstanding debt under the Company's revolving credit facility used for the Sertifi acquisition.

Realized gains and losses on investments are calculated on the basis of specific identification. During the three and six months ended June 30, 2026, there were no realized gains or losses on the sale of the available-for-sale debt securities. During the three months ended June 30, 2025, realized gains were less than $0.1 million and there were no realized losses on the sale of the available-for-sale debt securities. During the six months ended June 30, 2025, realized gains were $0.2 million and realized losses were less than $0.1 million on the sale of available-for-sale debt securities.

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

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

	Measured at Fair Value as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$40,470	$—	$—	$40,470
Foreign exchange contracts	—	52	—	52
Short-term investments
Corporate bonds	—	714	—	714
U.S. Government obligations	—	11,078	—	11,078
Total short-term investments	—	11,792	—	11,792
Total financial assets	$40,470	$11,844	$—	$52,314
Financial Liabilities:
Foreign exchange contracts	$—	$78	$—	$78
Contingent consideration	—	—	3,773	3,773
Total financial liabilities	$—	$78	$3,773	$3,851

	Measured at Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$34,857	$—	$—	$34,857
Foreign exchange contracts	—	342	—	342
Short-term investments
Corporate bonds	—	4,850	—	4,850
U.S. Government obligations	—	19,842	—	19,842
Total short-term investments	—	24,692	—	24,692
Total financial assets	$34,857	$25,034	$—	$59,891
Financial Liabilities:
Foreign exchange contracts	$—	$425	$—	$425
Contingent consideration	—	—	2,046	2,046
Total financial liabilities	$—	$425	$2,046	$2,471

During the six months ended June 30, 2026, and the year ended December 31, 2025, there were no transfers between Level 1, Level 2, or Level 3.

Contingent consideration

Sertifi LLC (Sertifi)

The fair value of the contingent consideration related to the gross profit milestone from the Company’s acquisition of Sertifi in February 2025 was determined using an option pricing model and the fair value of the contingent consideration related to the technology and security integration milestones was determined using a scenario-based method. Refer to Note 10 - Business Combinations for additional details on the Sertifi acquisition. The following table presents the unobservable inputs incorporated into the fair value of the contingent consideration liability as of June 30, 2026.

	June 30, 2026			December 31, 2025
Discount rate	6.6%			6.6%
Probability of successful achievement (a)	37%	-	42%	15%	-	37%

_____________________________

(a) Probability of successful achievement was set at different targets based on the Company’s estimates on achieving them. The weighted average probability of successful achievement was 38.4% as of June 30, 2026.

Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively. Increases or decreases in any of the probabilities of success in which the gross profit and technology and security milestones are expected to be achieved would result in higher or lower fair value measurement, respectively.

Changes in the fair value of contingent consideration are included as a component of general and administrative expense within the condensed consolidated statements of operations and comprehensive (loss) income. At June 30, 2026 and December 31, 2025, $3.8 million and $2.0 million, respectively, of contingent consideration was reflected in the

Company's balance sheet in accrued expenses and other current liabilities. The following table summarizes the changes in the carrying value of the contingent consideration for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Beginning balance	$2,046	$5,094
Additions	—	3,107
Change in fair value	1,727	(502)
Contingent consideration paid (a)	—	(2,710)
Foreign currency translation adjustment	—	(43)
Ending balance	$3,773	$4,946

_____________________________

(a) Contingent consideration when paid is bifurcated between the financing and operating sections of the condensed consolidated statement of cash flows. Amounts paid up to the fair value initially recorded in purchase accounting is reported in the financing section of the condensed consolidated statement of cash flows, while any excess is reported in the operating section of the condensed consolidated statement of cash flows.

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

As of June 30, 2026 and December 31, 2025, the Company had 19,778 and 18,355 open foreign exchange contracts related to clients and their customers' payments, respectively. As of June 30, 2026 and December 31, 2025, the Company had foreign currency forward contracts related to clients and their customers' payments outstanding with notional amounts of $62.2 million and $66.5 million, respectively.

As of June 30, 2026 and December 31, 2025, the Company had one and two open foreign exchange contracts related to intercompany loans, respectively. As of June 30, 2026 and December 31, 2025, the Company had foreign exchange contracts related to intercompany loans outstanding with notional amounts of $24.8 million and $83.7 million, respectively.

The Company records all derivative instruments in the condensed consolidated balance sheets at their fair values. The Company recorded an asset of $0.1 million and a liability of $0.1 million related to outstanding foreign exchange contracts as of June 30, 2026, respectively. The Company recorded an asset $0.3 million and a liability of $0.4 million related to outstanding foreign exchange contracts as of December 31, 2025, respectively. Assets and liabilities associated with outstanding foreign exchange contracts are recorded within prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, on the condensed consolidated balance sheets.

The Company recognized a gain of less than $0.1 million and a loss of $0.9 million on the intercompany loan derivatives during the three and six months ended June 30, 2026, respectively. There were no unrealized gains or losses on the intercompany loan derivatives during the three and six months ended June 30, 2025. The Company recognized losses on derivatives related to clients and their customers' payments of $1.0 million and $1.4 million during the three and six months ended June 30, 2026, respectively. The Company recognized gains on derivatives related to clients and their customers' payments of $0.6 million during the three and six months ended June 30, 2025.

Gains and losses on the intercompany loans derivatives are included as a component of other income (expense) in the condensed consolidated statements of operations and comprehensive (loss) income. Gains and losses on the derivatives related to clients and their customers' payments are included as a component of general and administrative expense within the condensed consolidated statements of operations and comprehensive (loss) income due to the nature of the transactions.

Note 7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of the dates presented (in thousands):

	June 30,	December 31,
	2026	2025
Accrued employee compensation and related taxes	$18,995	$21,728
Accrued income and other non-employee related taxes	11,421	8,558
Accrued vendor liabilities	5,573	5,168
Sales tax payable	2,019	2,132
Current portion of contingent consideration	3,773	2,046
Accrued professional services	1,847	1,895
Current portion of operating lease liabilities	1,473	1,346
Other accrued expenses and current liabilities	11,638	12,842
Accrued expenses and other current liabilities	$56,739	$55,715

Note 8. Property and Equipment, net

Property and equipment, net consisted of the following as of the dates presented (in thousands):

	June 30,	December 31,
	2026	2025
Internal-use software	$38,381	$31,074
Computer equipment and software	4,894	4,708
Leasehold improvements	3,813	4,305
Furniture and fixtures	784	788
Total property and equipment	47,872	40,875
Less: Accumulated depreciation and amortization	(21,452)	(18,750)
Property and equipment, net	$26,420	$22,125

Depreciation of property and equipment and amortization of internal-use software for the three months ended June 30, 2026 and 2025 was $1.6 million and $1.5 million, respectively. Depreciation of property and equipment and amortization of internal-use software for the six months ended June 30, 2026 and 2025 was $3.4 million and $2.9 million, respectively.

The Company capitalized $6.5 million and $3.9 million in costs related to internal-use software during the six months ended June 30, 2026 and 2025. Software developed for internal use is amortized on a straight-line basis over its estimated useful life of five years.

As of June 30, 2026 and December 31, 2025, the carrying value of internal-use software was $24.6 million and $20.2 million, respectively. Amortization expense related to internal-use software for the three months ended June 30, 2026 and 2025 was $1.4 million and $1.2 million, respectively. Amortization expense related to internal-use software for the six months ended June 30, 2026 and 2025 was $2.9 million and $2.3 million, respectively.

Note 9. Restructuring

In February 2025, the Company announced a restructuring plan designed to improve operational efficiencies, reduce operating costs, and better align the Company’s workforce with current business needs, top strategic priorities, and key growth opportunities (collectively, the Restructuring Plan). In connection with the Restructuring Plan, the Company incurred restructuring and restructuring-related charges of $8.7 million during the year ended December 31, 2025, recorded within restructuring expenses on the condensed consolidated statements of operations and comprehensive (loss) income, primarily consisting of cash expenditures for severance payments and related expenses of $6.3 million for the year ended December 31, 2025, as well as non-cash expenditures related to acceleration of vesting of share-based awards of $2.4 million for the year ended December 31, 2025. As of March 31, 2026, the accrued restructuring liability had been settled in full. As of December 31, 2025, the accrued restructuring liability was less than $0.1 million, which was included within accrued expenses and other current liabilities in the consolidated balance sheets.

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
	$86,700

The results of Sertifi have been included in the condensed consolidated financial statements since the date of the acquisition. Sertifi contributed $7.7 million in platform revenue and $4.7 million in transactional revenue during the three months ended June 30, 2025. Sertifi contributed $10.7 million in platform revenue and $6.4 million in transactional revenue during the six months ended June 30, 2025. The Company has not disclosed net income or loss since the acquisition date as the business was fully integrated into the consolidated Company's operations and therefore it was impracticable to determine this amount.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information shows the results of the Company’s operations for the six months ended June 30, 2025, as if the acquisition had occurred on January 1, 2024. The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired operations of Sertifi. The unaudited pro forma information reflects the effects of applying the Company’s accounting policies and certain pro forma adjustments to the combined historical financial information of the Company and Sertifi. The pro forma adjustments include:

•
incremental amortization expense associated with the fair value of identified intangible assets;
•
incremental employee compensation expense for Sertifi employees;
•
interest expense for borrowings related to the acquisition;
•
transaction costs; and
•
the estimated tax impact of the above items.

	Six Months Ended
	June 30, 2025
(in thousands)	Actual	Pro Forma
Revenue	$265,343	$272,101
Net income	$(16,167)	$(16,847)

Note 11. Goodwill and Acquired Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amount of goodwill as of the dates presented (in thousands):

June 30, 2026
Balance at December 31, 2025	$406,507
Foreign currency translation adjustment	518
Balance at June 30, 2026	$407,025

Acquired Intangible Assets

Acquired intangible assets subject to amortization consisted of the following (dollars in thousands):

	June 30, 2026
				Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Remaining Life
	Value	Amortization	Amount	(Years)
Acquired Relationships	$177,435	$(38,483)	$138,952	11.30
Developed Technology	75,767	(41,516)	34,251	5.65
Trade Name/Trademark	5,138	(598)	4,540	8.16
	$258,340	$(80,597)	$177,743

	December 31, 2025
				Weighted Average
	Gross Carrying	Accumulated	Net Carrying	Remaining Life
	Value	Amortization	Amount	(Years)
Acquired Relationships	$176,913	$(32,484)	$144,429	11.74
Developed Technology	75,543	(35,576)	39,967	5.94
Trade Name/Trademark	5,134	(480)	4,654	8.60
	$257,590	$(68,540)	$189,050

Amortization expense for the three months ended June 30, 2026 and 2025 was $5.7 million and $5.3 million, respectively. Amortization expense for the six months ended June 30, 2026 and 2025 was $11.9 million and $9.4 million, respectively.

As of June 30, 2026, the estimated annual amortization expense of intangible assets for each of the next five years and thereafter is expected to be as follows (in thousands):

Estimated Amortization Expense
Remaining of fiscal year 2026	$11,128
2027	20,782
2028	20,713
2029	20,204
2030	18,246
2031	16,812
Thereafter	69,858
$177,743

Note 12. Debt

2024 Amended Revolving Credit Facility

There were no borrowings outstanding under the 2024 Amended Revolving Credit Facility as of June 30, 2026 and December 31, 2025.

The Company was in compliance with all covenants associated with the 2024 Amended Revolving Credit Facility as of June 30, 2026.

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

Interest expense for the three months ended June 30, 2026 and 2025 was $0.3 million and $1.1 million, respectively. Included in interest expense for the three months ended June 30, 2026 and 2025 was $0.1 million and less than $0.1 million of amortization of debt issuance costs. Interest expense for the six months ended June 30, 2026 and 2025 was $0.6 million and $1.8 million, respectively. Included in interest expense for the six months ended June 30, 2026 and 2025 was $0.2 million and $0.1 million of amortization of debt issuance costs.

Letters of Credit

As of June 30, 2026 and December 31, 2025, the Company had outstanding and unused letters of credit in the amount of approximately $8.0 million and $7.9 million, respectively, for the purpose of protecting third-party service providers against defaults. The letters of credit may be terminated at any time by the Company upon notice.

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

On May 13, 2026, the Company entered into a privately negotiated securities repurchase agreement with its sole pre-IPO stockholder of non-voting common stock to repurchase all of the 1,873,320 shares of the Company’s outstanding non-voting common stock from the stockholder (the Non-Voting Common Stock Repurchase). The transaction had an aggregate purchase price of approximately $29.0 million, representing approximately $15.50 per share. The Company funded the transaction entirely with cash on its balance sheet under the Repurchase Program. Following the completion of the repurchase, the shares of non-voting common stock were retired and no shares of non-voting common stock were outstanding.

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

During the three and six months ended June 30, 2026, the Company repurchased 3,140,218 and 4,047,247 shares of its common stock for an aggregate amount, including commissions and accrued excise tax, of $49.5 million and $59.5 million under the Repurchase Program, respectively. With the exception of the Non-Voting Common Stock Repurchase, the repurchased shares are currently being held as treasury stock on the condensed consolidated balance sheet. As of June 30, 2026, approximately $122.7 million of the $300 million authorized amount under the Repurchase Program remained available for future repurchases.

All of the Company’s repurchases are subject to a 1% excise tax enacted by the Inflation Reduction Act of 2022 (the IRA). The amount of share repurchases subject to the excise tax are reduced by the fair market value of any shares issued during the taxable year. As of June 30, 2026, the accrued excise tax liability pursuant to the IRA was $0.3 million. The accrued excise tax liability is included in the cost of treasury stock and accrued expenses and other current liabilities on the Company's condensed consolidated balance sheet. During the three months ended June 30, 2026, the Company paid $0.3 million of its accrued excise tax liability related to the 2025 tax year.

Treasury Stock

The Company may issue treasury stock upon the exercise of stock options and vesting of restricted stock units granted under its equity incentive plans. The Company issued 17,092 and 63,893 treasury shares at an average cost of $11.53 and $11.56 per share during the three and six months ended June 30, 2026, respectively. The Company issued 9,330 and 28,512 treasury shares at an average cost of $11.50 and $10.43 per share during the three and six months ended June 30, 2025. The Company intends to issue treasury shares as long as an adequate number of those shares are available.

Comprehensive (Loss) Income

Comprehensive (loss) income includes all changes in equity during the period and is comprised of net income (loss) and other comprehensive income (loss). Accumulated other comprehensive income (AOCI) reported on the Company's condensed consolidated balance sheets for the period ending June 30, 2026 consists of foreign currency translation adjustment and the unrealized gains and losses, net of applicable taxes, on available-for-sale debt securities.

The following tables summarize the changes in AOCI for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Unrealized Gains	Foreign		Unrealized Gains	Foreign
	(Losses) on	Currency		(Losses) on	Currency
	Available-for-Sale	Translation		Available-for-Sale	Translation
	Debt Securities, net	Adjustment	Total	Debt Securities, net	Adjustment	Total
Beginning balance	$21	$1,532	$1,553	$79	$403	$482
Other comprehensive (loss) income before reclassifications	(13)	2,877	2,864	(36)	6,655	6,619
Net current period other comprehensive (loss) income	(13)	2,877	2,864	(36)	6,655	6,619
Ending balance	$8	$4,409	$4,417	$43	$7,058	$7,101

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Unrealized Gains	Foreign		Unrealized Gains	Foreign
	(Losses) on	Currency		(Losses) on	Currency
	Available-for-Sale	Translation		Available-for-Sale	Translation
	Debt Securities, net	Adjustment	Total	Debt Securities, net	Adjustment	Total
Beginning balance	$55	$2,433	$2,488	$208	$(2,274)	$(2,066)
Other comprehensive (loss) income before reclassifications	(47)	1,976	1,929	(165)	9,332	9,167
Net current period other comprehensive (loss) income	(47)	1,976	1,929	(165)	9,332	9,167
Ending balance	$8	$4,409	$4,417	$43	$7,058	$7,101

Reserved Shares of Common Stock for Future Issuance

As of June 30, 2026, the Company had reserved shares of common stock for future issuance as follows:

Issued and outstanding stock options	4,207,380
Issued and outstanding restricted stock units	13,537,608
Available for issuance under the 2021 Equity Incentive Plan	17,994,566
Available for issuance under Employee Stock Purchase Plan	6,623,078
42,362,632

Note 14. Stock-Based Compensation

Stock Options

Stock options granted under the 2021 Plan generally vest based on continued service over four years and expire within ten years from the date of grant. Any options that are cancelled or forfeited before expiration become available for future grants.

The Company did not grant any options to purchase shares of common stock during the three and six months ended June 30, 2026 and 2025.

As of June 30, 2026, there was no unrecognized compensation expense related to unvested stock options.

Restricted Stock Units

The Company awarded restricted stock units to employees and certain non-employee board members under the 2021 Plan. During the three and six months ended June 30, 2026, the Company awarded restricted stock units covering an aggregate of 0.3 million and 5.9 million shares of common stock, respectively. The fair value of each restricted stock unit is estimated based on the fair value of the Company's common stock on the date of the grant. The restricted stock units vest over the requisite service period, which range between one and four years from the date of the grant, subject to the continued employment of the employees and service of the non-employee board members.

As of June 30, 2026, there was $151.5 million of total unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.86 years.

Employee Stock Purchase Plan

In April 2021, the Company’s board of directors adopted, and in May 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (ESPP), which became effective on May 28, 2021. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to "eligible employees". A total of 6,623,078 shares of common stock have been reserved for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of common stock reserved for future issuance under the ESPP. The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of a share of common stock on the first or last day of the offering period, whichever is lower. Eligible employees can contribute up to the lesser of 15% of their eligible compensation and the IRS limit. Offering periods are generally six months long.

As of June 30, 2026, a total of 6,623,078 shares of the Company's common stock were available for future issuance under the ESPP.

The fair value of the ESPP offering during the three months ended June 30, 2026, was estimated at the start of the offering period using the Black-Scholes option-pricing model with the following assumptions: (i) expected term of 0.5 years, (ii) expected volatility of 50.06%, (iii) risk-free interest rate of 3.79% and (iv) expected dividend yield of 0%.

As of June 30, 2026, there was $0.4 million of unrecognized compensation expense related to the ESPP.

Stock-Based Compensation Costs

The following table summarizes the stock-based compensation expense for (i) stock options and restricted stock units granted to employees and non-employee board members and (ii) ESPP shares that were purchased by employees that were recorded in the Company’s condensed consolidated statements of operations and comprehensive (loss) income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Technology and development	$2,366	$3,302	$5,742	$6,519
Selling and marketing	5,877	4,820	10,838	9,380
General and administrative	9,067	9,165	18,267	17,391
Restructuring	—	235	—	2,450
Total stock-based compensation expense	$17,310	$17,522	$34,847	$35,740

During the three months ended June 30, 2026 and 2025, $0.9 million and $0.7 million, respectively, of stock-based compensation was capitalized to internal-use software, deferred contract costs, and cloud-computing arrangement implementation costs. During the six months ended June 30, 2026 and 2025, $1.4 million and $1.1 million, respectively, of stock-based compensation was capitalized to internal-use software, deferred contract costs, and cloud-computing arrangement implementation costs.

Note 15. Net (Loss) Income per Share

Basic net (loss) income per share attributable to common stockholders is computed by dividing the net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net (loss) income attributable to common stockholders is computed by adjusting net (loss) income attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net (loss) income per share attributable to common stockholders is computed by dividing the diluted net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding, including all potentially dilutive common shares, if the effect of such shares is dilutive. The dilutive effect of outstanding equity incentive awards is reflected in diluted net (loss) income per share by application of the treasury stock method.

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the three months ended June 30, 2026 and 2025, and for the six months ended June 30, 2025; accordingly, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders.

The rights, including the liquidation and dividend rights, of the voting and non-voting common stock are identical, except with respect to voting rights. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net (loss) income per share attributable to common stockholders are, therefore, the same for both voting and non-voting common stock on both individual and combined basis.

Basic and diluted net (loss) income per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income	$(8,147)	$(12,007)	$4,371	$(16,167)
Net (loss) income attributable to common stockholders – basic and diluted	$(8,147)	$(12,007)	$4,371	$(16,167)
Denominator:
Weighted average common shares outstanding – basic	122,404,404	121,852,349	122,290,676	122,539,986
Effect of potentially dilutive stock options	—	—	2,662,357	—
Effect of potentially dilutive restricted common stock	—	—	3,408,812	—
Weighted average common shares outstanding – diluted	122,404,404	121,852,349	128,361,845	122,539,986
Net (loss) income per share:
Net (loss) income per share attributable to common stockholders – basic	$(0.07)	$(0.10)	$0.04	$(0.13)
Net (loss) income per share attributable to common stockholders – diluted	$(0.07)	$(0.10)	$0.03	$(0.13)

Outstanding potentially dilutive securities, which were excluded from the diluted net (loss) income per share calculations because they would have been antidilutive were as follows as of the dates presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unvested restricted stock units	4,207,380	5,466,330	1,233,789	5,466,330
Stock options to purchase common stock	13,537,608	12,174,304	2,233,651	12,174,304
Employee stock purchase plan shares	90,289	—	90,289	82,013
	17,835,277	17,640,634	3,557,729	17,722,647

Note 16. Income Taxes

The Company’s provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period. The Company recorded an income tax provision of $2.8 million and $7.0 million for the three months ended June 30, 2026 and 2025, respectively. The income tax provision for the three months ended June 30, 2026 and 2025, was primarily attributable to activity in the Company's foreign subsidiaries and U.S. state taxes. The Company recorded an income tax provision of $5.0 million and $6.1 million for the six months ended June 30, 2026 and 2025, respectively. The income tax provision for the six months ended June 30, 2026 and 2025, was primarily attributable to activity in the Company's foreign subsidiaries and U.S. state taxes.

For the six months ended June 30, 2026 and 2025, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to the impact of non-deductible executive compensation and the change in valuation allowance in the U.S., respectively.

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

The Company’s management evaluates the realizability of the Company’s deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during the foreseeable future. As of June 30, 2026, the Company continues to maintain a full valuation allowance of the U.S. net deferred tax assets. The Company will continue to maintain a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of this allowance. The Company believes that there is a reasonable possibility that sufficient positive evidence may become available to reach a conclusion that a portion of the valuation allowance may no longer be needed in the foreseeable future. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act of 2025 (OBBBA), which introduced comprehensive changes to the U.S. corporate income tax system. While the majority of the OBBBA’s provisions became effective for the Company beginning January 1, 2026, certain capital investment and innovation incentives were retroactively applicable to the 2025 fiscal year. The OBBBA reinstated 100% bonus depreciation for qualified property placed in service after January 19, 2025. It also restored the ability to immediately expense domestic research and development (R&D) expenditures, allowing for a 100% deduction (or 50% over two years for unamortized costs) for tax years beginning after December 31, 2024. The impact of these retroactive changes was recognized in the Company’s income tax provision for the year ended December 31, 2025, and did not have a material effect on the consolidated financial statements. We continue to evaluate the long-term effects of the legislation on the Company's estimated annual effective tax rate and cash tax position. Based on current analysis, the OBBBA did not have a material impact on the Company's condensed consolidated financial statements for the six months ended June 30, 2026.

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

As of June 30, 2026, other than the pending securities class action claim described below, the Company was not a party to any litigation the outcome of which, the Company believes, if determined adversely to it, would individually or in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows.

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

On July 25, 2025, the Company and certain of its current and former officers were named as defendants in a securities class action complaint captioned Hickman v. Flywire Corporation filed in the United States District Court for the Eastern District of New York on behalf of a putative class of investors who purchased Flywire securities from February 28, 2024, through February 25, 2025. In January 2026, the complaint was amended to, among other matters, remove a former officer from the claim and modify the class period to the time period between May 21, 2024 through February 25, 2025. Plaintiffs’ counsel filed a second amended complaint on May 7, 2026, which among other matters, added new allegations and another named plaintiff. Plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by purportedly overstating the strength and sustainability of the Company's revenue growth and understating the negative impact of certain government permit and visa related policies on the business. The lawsuit seeks unspecified damages, costs, attorneys’ fees, and other relief. The Company believes it has strong defenses against the asserted claims, intends to vigorously defend itself, and filed a motion to dismiss in response to the second amended complaint on June 15, 2026.

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

Indemnification

In the ordinary course of business, the Company agrees to indemnify certain partners and clients against third-party claims asserting infringement of certain intellectual property rights, data privacy breaches, damages caused to property or persons, or other liabilities relating to or arising from the Company’s payment platform or other contractual obligations. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any pending indemnification matters or claims, individually or in the aggregate, that are expected to have a material adverse effect on its financial position, results of operations, or cash flows and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements for the periods ended June 30, 2026 and December 31, 2025.

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

•
Rapid domestic and international payments volume growth. We have grown our total payment volume by approximately 38.2% period-over-period from $5.9 billion during the three months ended June 30, 2025 to $8.2 billion during the three months ended June 30, 2026. We have grown our total payment volume by approximately 37.2% period-over-period from $14.3 billion during the six months ended June 30, 2025 to $19.6 billion during the six months ended June 30, 2026.
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

As of June 30, 2026, we serve approximately 5,300 clients around the world, excluding clients acquired from the Sertifi and Invoiced acquisitions. In education, we serve more than 3,300 institutions. In healthcare, we power more than 150 healthcare systems, including four of the top 10 healthcare systems in the United States ranked by hospital size as of December 31, 2025. In our travel and B2B verticals, we have a growing portfolio of approximately 1,800 clients.

Our success in building our client base around the world and expanding utilization by our clients’ customers has allowed us to achieve significant scale. We enabled over $37.6 billion, $19.6 billion, and $14.3 billion in total payment volume during the year ended December 31, 2025 and six months ended June 30, 2026 and 2025, respectively. We generated revenue of $623.0 million and $492.1 million for the years ended December 31, 2025 and 2024, respectively, and reported net income of $13.5 million and $2.9 million, respectively, for the same years. We generated revenue of $355.9 million and $265.3 million for the six months ended June 30, 2026 and 2025, respectively, and reported net income of $4.4 million and net loss of $16.2 million, respectively, for the same periods.

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

We had approximately 1,500 full-time FlyMates as of June 30, 2026, compared to approximately 1,355 full-time FlyMates as of June 30, 2025, an increase of 10.7%.

Recent Acquisitions

In February 2025, we entered into a Purchase and Sale Agreement (the Agreement) to acquire the business of Sertifi LLC (Sertifi) for upfront cash consideration of $330.0 million, subject to certain post-closing adjustments set forth in the Agreement, and contingent consideration of up to $10.0 million upon the completion or satisfaction of certain technical and commercial milestones by Sertifi, with an estimated fair value of $3.1 million on the date of acquisition. During the year ended December 31, 2025, we paid $5.1 million for post-closing adjustments. Sertifi is a vertical software and payments platform digitizing hospitality-specific workflows and associated payments. We paid the upfront cash consideration through a combination of cash on hand and borrowings from our 2024 Revolving Credit Facility. The acquisition of Sertifi was intended to accelerate our travel business and expand our offerings to support over 20,000 hotel locations globally. Sertifi contributed $7.7 million and $10.7 million in platform revenue during the three and six months ended June 30, 2025, respectively, and $4.7 million and $6.4 million in transactional revenue during the three and six months ended June 30, 2025, respectively.

See Note 10 - Business Combinations in our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for additional details related to this acquisition.

Restructuring

In February 2025, we announced a restructuring plan designed to improve operational efficiencies, reduce operating costs and better align our workforce with current business needs, top strategic priorities, and key growth opportunities (collectively, the Restructuring Plan). In connection with the Restructuring Plan, we incurred restructuring and restructuring-related charges of $8.7 million during the year ended December 31, 2025, recorded within restructuring expenses on the condensed consolidated statements of operations and comprehensive (loss) income. Restructuring costs during the year ended December 31, 2025, primarily consisted of cash expenditures for severance payments and related expenses of $6.3 million and non-cash expenditures related to acceleration of vesting of share-based awards of $2.4 million. As of March 31, 2026, the accrued restructuring liability had been settled in full.

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

	Three Months Ended June 30,		Change
(dollars in millions)	2026	2025	Amount	Percent
Transaction payment volume	$7,139.1	$4,987.2	$2,151.9	43.1%
Platform and other revenues payment volume	1,060.8	944.3	116.5	12.3%
Total payment volume	$8,199.9	$5,931.5	$2,268.4	38.2%

	Six Months Ended June 30,		Change
(dollars in millions)	2026	2025	Amount	Percent
Transaction payment volume	$16,465.4	$11,413.2	$5,052.2	44.3%
Platform and other revenues payment volume	3,159.4	2,889.3	270.1	9.3%
Total payment volume	$19,624.8	$14,302.5	$5,322.3	37.2%

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

During the six months ended June 30, 2026, our business mix continued to exert downward pressure on our margins, driven by growing share of domestic transactions and credit card usage in travel and B2B and by our payment processing solution in healthcare, travel and B2B, partially offset by ongoing optimization of payment costs. We may experience shifts in the type of revenue we earn (transaction revenue or platform and other revenues) depending on the nature of the activity of our clients and our clients’ customers on our platform.

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

Similarly, since late 2023, the Australian government has taken similar actions to tighten international student visa rules, including an increase in the amount of minimum savings that international students would need to have in order to obtain a visa, raising the standards of the English language proficiency requirements for student and graduate visas, a 125% increase in the visa fee for international students, and the imposition of a ban for holders of visitor visas and students holding temporary graduate visas from applying for a student visa while in Australia. In August 2024, the Australian government announced the setting of a national planning level to apply from January 1, 2025 and which is intended to limit the number of new overseas student places available in Australia – including a ceiling of 270,000 international students for calendar year 2025. However, in December 2024, the government announced a change of course, instead implementing a system to introduce two categories of student visa processing: “high priority” and “standard priority”, with all international education providers to receive high priority processing up to 80% of their indicative international student cap. After reaching 80%, the providers will receive standard priority processing. In August 2025, the Australian government announced the setting of a national planning level to apply a ceiling of 295,000 international students for 2026. These new Australian government policies, including university quotas, slower visa processing, higher fees, and stricter financial and language requirements, has had an adverse impact on our business in the six months ended June 30, 2026 and we anticipate will continue to impact our Australian revenues in 2026.

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

Flywire could experience reduced transaction volumes and delayed payment flows from its Australian clients’ Indian student corridors due to slower visa processing times, increased application friction, and potential declines in enrollment. These factors could adversely affect our revenue growth in the Asia-Pacific education vertical and increase operational complexity associated with refunds, deferred intakes, and compliance-related payment adjustments. In addition, effective July 1, 2026, the Australian Government increased the non-refundable Student Visa (Subclass 500) application charge by 25%, raising the fee for primary applicants from AUD 2,000 to AUD 2,500. Higher upfront visa costs and potential application friction could temper total inbound international student enrollment growth in Australia, which may impact Flywire’s Australian education vertical.

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

Other governments where our client institutions are located, including in the U.S., may introduce measures from time to time to manage the growth of the international student population in their respective countries, which may have adverse effects on our business. For example, the U.S. government’s recent announcement to impose a $100,000 filing fee per new H-1B visa could adversely impact demand for international students to attend our client institutions in the U.S. The new H-1B visa fee does not apply to international students already in the U.S. looking to apply for a status change. Currently the status and validity of the $100,000 filing fee is in dispute as the issue is appealed through the U.S. court system. In addition, in 2025 U.S. policy shifts prompted dramatic action to rescind student visas (including deportation of students), plan additional cutbacks to the volume of international student visa issuances and more closely scrutinize applications for international student visas, and to cut government support for higher education, adding to uncertainty around the number of students coming to the U.S. to study in the near future. The U.S. Department of Homeland Security’s final ruling replacing the open-ended "duration of status" for F-1 visa holders with a fixed maximum admission period of four years also creates added administrative burdens and potential visa uncertainty for international students studying in the U.S. and near-term immigration friction could temper growth in overall U.S. inbound international student enrollment, which may adversely impact our revenue and results of operations. Delays in issuances of visas or visa denials – which could be exacerbated by periodic U.S. government shutdowns – may discourage prospective international students from choosing U.S. institutions as places for study. Recent proposals in Congress to tighten visa stay rules and to implement the “OPT Fair Tax Act” could further dampen demand among international students to study in the U.S. The existing rules and any introduction of new rules further limiting the attractiveness of international study by the governments of countries where our client institutions are located has and is expected in the near term to continue to adversely impact the growth of our business in the applicable regions. We expect these and other changes to U.S. immigration policy to continue to dampen demands for international study and adversely impact our revenue growth in the U.S. in 2026.

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

Impact of New H-1B Visa Fee Requirement

See discussion above under Impacts Resulting From Government Changes to International Student and H-1B Visa Policies regarding the U.S. government's announced plans to require employers to pay a $100,000 filing fee per H-1B visa petition to bring new H-1B workers into the U.S. This new requirement materially increases the cost of employing new foreign nationals in the U.S. The new H-1B visa fee does not apply to international students already in the U.S. looking to apply for a status change. The fee is not expected to apply to petitions filed before the effective date or to renewals. Currently the status and validity of the $100,000 filing fee is in dispute as the issue is appealed through the U.S. court system. Flywire currently employs a number of specialized personnel under H-1B visas — primarily software engineers and product managers — whose skills are essential to maintaining and expanding our global payments platform.

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

Impacts Resulting From U.S. Government Policy Towards Higher Education

In the U.S., the “One Big Beautiful Bill” Act (OBBBA) contains a number of provisions with the potential to significantly change the landscape for financing undergraduate and graduate study and which could adversely affect the demand for higher education in the U.S. The OBBBA limits Pell Grant awards (which provide gift aid to low-income students), eliminates the Grad PLUS program, and sets new limits for graduate and professional students for Direct Unsubsidized Loans. The new bill also caps parent loans to finance undergraduate education, and changes student loan repayment options, among other modifications. More specifically, the structural changes to federal higher education financing under the OBBBA include:

•
Elimination of Graduate PLUS Loans: The Grad PLUS loan program was eliminated for new borrowers starting July 1, 2026 (with legacy grandfathering options available for up to three academic years for existing borrowers).
•
New Borrowing Caps:
o
Graduate & Professional: Annual borrowing for Direct Unsubsidized Loans is capped at $20,500 ($100,000 aggregate) for general graduate programs and $50,000 ($200,000 aggregate) for designated professional programs.
o
Parent PLUS: Annual borrowing is capped at $20,000 per student, with a $65,000 aggregate limit per dependent.
o
Lifetime Cap: A cumulative lifetime federal student loan borrowing cap of $257,500 is established (excluding Parent PLUS).

Most of these changes recently went into effect on July 1, 2026, therefore U.S. students entering or returning to college in the fall of 2025 were unaffected, and while management actively monitors institutional adaptation to these regulatory updates, the longer-term impacts of the bill may impact U.S. student enrollment in undergraduate and postgraduate programs and could materially and adversely affect our revenue and results of operations.

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

At this stage, the potential financial impact of the Compact cannot be quantified, as the proposal has not yet been finalized or enacted. Many major American research universities explicitly rejected the Compact, citing severe threats to academic freedom, institutional autonomy, and First Amendment violations. A small number of ideologically aligned or smaller institutions formally moved to sign and adopt the Compact's conditions. While technically "in effect" for anyone willing to sign it, the true battle centers around federal funding. Major higher education associations (like the American Council on Education and NASFAA) continue to fiercely oppose the framework. Meanwhile, institutions that have refused the Compact have faced aggressive legal and financial pressure from the government, including the freezing of previously approved federal funds to leverage compliance.

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

Business Continuity

We have a history of operating losses and while we have experienced significant revenue growth in recent years and achieved profitability on a GAAP basis for the years ended December 31, 2024 and 2025 and the six months ended June 30, 2026, we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to strategically invest in headcount and technologies and systems to improve operating efficiencies, to further develop and enhance our solutions, including introducing new functionality, and to expand our marketing programs and sales teams to drive new client adoption, expand strategic partner integrations, and support international and industry expansion. Our operating results are also impacted by the mix of our revenue generated from our different revenue sources, which include transaction revenue and platform and other fee revenue. Changes in our revenue mix from quarter to quarter, including those derived from cross-border or domestic currency transactions, will impact our margins, and we may not be able to grow our gross margin adequately to achieve or sustain profitability. In addition, the mix of payment methods utilized by our clients’ customers may have an impact on our margins given that our costs associated with certain payment methods, such as credit cards, are higher than other payment methods accepted by our solutions, such as bank transfers. In addition, we are expanding our payment processing capabilities to offer a more comprehensive solution to our clients. While this new capability is expected to be a source of future growth, it is characterized by a lower gross margin profile. We are addressing operating losses by making continued improvements designed to create operating efficiencies and a focus on cost discipline, including investing in automation and product development to further enhance our offerings with a focus on scale and productivity across all areas. Beginning in the first quarter of 2025 and continuing into the second quarter of 2025, we implemented our Restructuring Plan designed to improve operational efficiencies, reduce operating costs and better align our workforce with current business needs, top strategic priorities and key growth opportunities. We believe these improvements, our strong product portfolio, client retention and established product market fit along with strong gross margins and cash flows from operations will help us achieve our goal of maintaining positive annual GAAP net income in the future. As of the date of this report, we expect that our clients’ business and our business will continue to be adversely impacted, directly or indirectly, by the ongoing macroeconomic and geopolitical issues. However, the extent of the ongoing impact of these macroeconomic events on our and our clients’ business, our markets and on global economic activity, is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time.

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

Interest expense consists of interest, amortization of debt issuance costs, and unused commitment fees on our 2024 Amended Revolving Credit Facility. As of June 30, 2026 and December 31, 2025, there was no outstanding indebtedness under the 2024 Amended Revolving Credit Facility.

Interest Income

Interest income consists of interest on cash held in interest bearing operating accounts, including money market funds, and investments in available-for-sale debt securities.

(Loss) Gain from Remeasurement of Foreign Currency

(Loss) gain from remeasurement of foreign currency consists of realized and unrealized gains and losses from the remeasurement of foreign currency transactions into its functional currency, partially offset by foreign currency exchange forward contracts to hedge our foreign currency exposure.

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

Results of Operations

Comparison of results for the three months ended June 30, 2026 and 2025

All dollar amounts in the tables below are rounded and as a result, certain amounts may not recalculate using the rounded amounts provided.

The following table sets forth our consolidated results of operations for the periods presented:

	Three Months Ended June 30,		Change
(dollars in millions)	2026	2025	Amount	Percent
Revenue	$167.7	$131.9	$35.8	27.2%
Payment processing services costs	74.7	53.9	20.8	38.6%
Technology and development	18.4	17.1	1.3	7.6%
Selling and marketing	38.9	38.4	0.5	1.3%
General and administrative	38.5	30.2	8.3	27.5%
Restructuring	—	1.4	(1.4)	(100.0)%
Total costs and operating expenses	170.5	141.0	29.5	20.9%
Loss from operations	(2.8)	(9.1)	6.3	69.2%
Interest expense	(0.3)	(1.0)	0.7	70.0%
Interest income	0.7	1.1	(0.4)	(36.4)%
(Loss) gain from remeasurement of foreign currency	(2.9)	3.9	(6.8)	(174.4)%
Gain on available-for-sale debt securities	—	—	0.0	—
Total other income (expense), net	(2.5)	4.0	(6.5)	(162.5)%
Loss before income taxes	(5.3)	(5.1)	(0.2)	(3.9)%
Provision for income taxes	2.8	7.0	(4.2)	(59.5)%
Net loss	(8.1)	(12.0)	3.9	32.5%
Foreign currency translation adjustment	2.9	6.6	(3.7)	(56.1)%
Unrealized losses on available-for-sale debt securities, net of taxes	(0.0)	(0.0)	0.0	—
Comprehensive loss	$(5.3)	$(5.4)	$0.1	1.9%

Revenue

Revenue was $167.7 million for the three months ended June 30, 2026, compared to $131.9 million for the three months ended June 30, 2025, an increase of $35.8 million or 27.2%. Revenue is comprised of transaction revenue and platform and other revenues as follows:

	Three Months Ended June 30,		Change
(dollars in millions)	2026	2025	Amount	Percent
Transaction revenue	$135.9	$100.6	$35.3	35.1%
Platform and other revenues	31.8	31.3	0.5	1.7%
Revenue	$167.7	$131.9	$35.8	27.2%

Transaction revenue was $135.9 million for the three months ended June 30, 2026, compared to $100.6 million for the three months ended June 30, 2025, an increase of $35.3 million or 35.1%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes for the three months ended June 30, 2026 from both our existing clients and new clients added during the three months ended June 30, 2026 compared to the prior period. Our transaction payment volume outpaced our revenue growth during the three months ended June 30, 2025, primarily due to the increase in domestic transactions that have a lower average monetization rate. Transaction payment volume increased 43.1% during the three months ended June 30, 2026, to $7.1 billion compared to $5.0 billion during the three months ended June 30, 2025.

Platform and other revenues were $31.8 million for the three months ended June 30, 2026, compared to $31.3 million for the three months ended June 30, 2025, an increase of $0.5 million or 1.7%. The increase in platform and other revenues was driven by an increase in utilization in our healthcare and SFS platform products, offset by our insurance business.

Payment Processing Services Costs

Payment processing services costs were $74.7 million for the three months ended June 30, 2026, compared to $53.9 million for the three months ended June 30, 2025, an increase of $20.8 million or 38.6%. The increase in payment processing services costs was correlated with the increase in transaction payment volume of 43.1% over the same period. The increase was further driven by shifts in our business mix, including the expansion of our payment processing capabilities, which carry higher payment processing costs.

Technology and Development

Technology and development expenses were $18.4 million for the three months ended June 30, 2026, compared to $17.1 million for the three months ended June 30, 2025, an increase of $1.3 million or 7.6%. The increase in technology and development cost was primarily driven by an increase in personnel costs, offset by a decrease in stock-based compensation and software tools.

•
Personnel costs were $12.8 million for the three months ended June 30, 2026 compared to $10.8 million for the three months ended June 30, 2025, an increase of $2.0 million or 18.7%. The increase in personnel costs was primarily driven by higher headcount.
•
Stock-based compensation expense was $2.5 million for the three months ended June 30, 2026 compared to $3.2 million for the three months ended June 30, 2025, a decrease of $0.6 million or 20.0%. The decrease in stock-based compensation was primarily driven by an initiative to control shareholder dilution by lowering the volume of equity awards granted to FlyMates, partially offset by growth in headcount.
•
Software tools were $1.1 million for the three months ended June 30, 2026 compared to $1.3 million for the three months ended June 30, 2025, a decrease of $0.1 million or 8.2%. The decrease in software tools was primarily due to optimization of our technology infrastructure.

Selling and Marketing

Selling and marketing expenses were $38.9 million for the three months ended June 30, 2026, compared to $38.4 million for the three months ended June 30, 2025, an increase of $0.5 million or 1.3%. The increase in selling and marketing expenses was primarily driven by stock-based compensation and personnel costs, offset by a decrease in engineering tools and professional fees.

•
Personnel costs were $18.9 million for the three months ended June 30, 2026, compared to $17.6 million for the three months ended June 30, 2025, an increase of $1.3 million or 7.2%. The increase in personnel costs was primarily due to the appointment of a new product head and higher employer payroll taxes incurred on equity award vesting events as a result of an increase in our stock price during the period.
•
Stock-based compensation was $5.9 million for the three months ended June 30, 2026, compared to $4.9 million for the three months ended June 30, 2025, an increase of $1.0 million or 21.3%. The increase in stock-based compensation was primarily due to the appointment of a new product head and to the new issuance of equity awards, related to our FlyMates from the acquisition of Sertifi, offset by our initiative to control shareholder dilution by lowering the volume of equity awards granted to FlyMates.
•
Engineering tools were $0.6 million for the three months ended June 30, 2026, compared to $1.3 million for the three months ended June 30, 2025, a decrease of $0.7 million or 53.8%. The decrease in engineering tools was primarily driven by the optimization of our technology infrastructure.
•
Professional fees were $5.2 million for the three months ended June 30, 2026, compared to $5.8 million for the three months ended June 30, 2025, a decrease of $0.6 million or 10.4%. The decrease in professional fees was primarily driven by a decrease in third-party fees due to contract optimization.

General and Administrative

General and administrative expenses were $38.5 million for the three months ended June 30, 2026, compared to $30.2 million for the three months ended June 30, 2025, an increase of $8.3 million or 27.5%. The increase in general and administrative expenses was primarily driven by an increase in engineering tools, professional fees, net hedging activity gains, and personnel costs.

•
Engineering tools were $5.0 million for the three months ended June 30, 2026, compared to $2.7 million for the three months ended June 30, 2025, an increase of $2.3 million or 84.2%. The increase in engineering tools was attributable to higher cloud hosting and infrastructure costs resulting from increased data processing and storage volumes and increased software licensing and subscription fees associated with headcount growth during the period.
•
Professional fees expense was $4.6 million for the three months ended June 30, 2026, compared to $2.7 million for the three months ended June 30, 2025, an increase of $2.0 million or 75.0%. The increase in professional fees was primarily driven by an increase in external consultants and legal fees.

•
Net hedging activity losses were $1.0 million for the three months ended June 30, 2026, compared to a gain of $0.6 million for the three months ended June 30, 2025, a decrease of $1.6 million or 281.3%. The decrease in net hedging activity was primarily driven by foreign currency fluctuations.
•
Personnel costs were $13.9 million for the three months ended June 30, 2026, compared to $12.5 million for the three months ended June 30, 2025, an increase of $1.4 million or 11.3%. The increase in personnel costs was primarily driven by higher headcount.

Restructuring

There were no restructuring expenses during the three months ended June 30, 2026, compared to $1.4 million for the three months ended June 30, 2025. Restructuring expenses for the three months ended June 30, 2025, included restructuring and restructuring-related expenses incurred as part of the Restructuring Plan announced in February 2025, related primarily to severance payments, employee benefits, and facilitation costs of $1.2 million and $0.2 million of expense related to the acceleration of stock-based compensation for terminated employees.

Interest Expense

Interest expense was $0.3 million for the three months ended June 30, 2026, compared to $1.0 million for the three months ended June 30, 2025, a decrease of $0.7 million or 70.0%. During the three months ended June 30, 2026, there was no outstanding indebtedness under the 2024 Amended Revolving Credit Facility. During the three months ended June 30, 2025, there was $60.0 million outstanding indebtedness under the 2024 Amended Revolving Credit Facility. Interest expense consists primarily of interest expense, amortization of debt issuance costs and unused commitment fees related to our 2024 Amended Revolving Credit Facility and our former 2024 Revolving Credit Facility.

Interest Income

Interest income was $0.7 million for the three months ended June 30, 2026, compared to $1.1 million for the three months ended June 30, 2025, a decrease of $0.4 million or 36.4%. The decrease in interest income was primarily attributable to the decrease in our investments.

(Loss) Gain from Remeasurement of Foreign Currency

Loss from remeasurement of foreign currency was $2.9 million for the three months ended June 30, 2026, compared to a gain of $3.9 million for three months ended June 30, 2025, a decrease of $6.8 million or 174.4%. The decrease was primarily the result of the remeasurement of foreign currency intercompany loan and related hedging instruments and the impact of fluctuations in exchange rates during respective remeasurement periods.

Gain on available-for-sale debt securities

There was no gain or loss on available-for-sale debt securities for the three months ended June 30, 2026, compared to a gain of less than $0.1 million for the three months ended June 30, 2025.

Provision for Income Taxes

Provision for income taxes was $2.8 million during the three months ended June 30, 2026, compared to $7.0 million during the three months ended June 30, 2025, a decrease of $4.2 million or 59.5%. The provision for income taxes for the three months ended June 30, 2026 and 2025, was primarily attributable to activity in our foreign subsidiaries and U.S. state taxes. Our effective tax rate was (53.2%) for the three months ended June 30, 2026, compared to (138.8%) for three months ended June 30, 2025.

Comparison of results for the six months ended June 30, 2026 and 2025

All dollar amounts in the tables below are rounded and as a result, certain amounts may not recalculate using the rounded amounts provided.

The following table sets forth our consolidated results of operations for periods presented:

	Six Months Ended June 30,		Change
(dollars in millions)	2026	2025	Amount	Percent
Revenue	$355.9	$265.3	$90.6	34.1%
Payment processing services costs	152.2	104.5	47.7	45.6%
Technology and development	37.8	34.0	3.8	11.2%
Selling and marketing	79.4	74.9	4.5	6.0%
General and administrative	78.4	63.2	15.2	24.1%
Restructuring	0.0	8.7	(8.7)	(100.0)%
Total costs and operating expenses	347.8	285.3	62.5	21.9%
Income (loss) from operations	8.0	(20.0)	28.0	140.0%
Interest expense	(0.6)	(1.8)	1.2	66.7%
Interest income	1.6	4.0	(2.4)	(60.0)%
Gain from remeasurement of foreign currency	0.4	7.5	(7.1)	(94.7)%
Gain on available-for-sale debt securities	0.0	0.2	(0.2)	(100.0)%
Total other income (expense), net	1.4	9.9	(8.5)	(85.9)%
Income (loss) before income taxes	9.4	(10.1)	19.5	193.1%
Provision for income taxes	5.0	6.1	(1.1)	(18.0)%
Net income (loss)	4.4	(16.2)	20.6	127.2%
Foreign currency translation adjustment	2.0	9.3	(7.3)	(78.5)%
Unrealized losses on available-for-sale debt securities, net of taxes	(0.0)	(0.1)	0.1	100.0%
Comprehensive income (loss)	$6.3	$(7.0)	$13.3	190.0%

Revenue

Revenue was $355.9 million for the six months ended June 30, 2026, compared to $265.3 million for the six months ended June 30, 2025, an increase of $90.6 million or 34.1%. Revenue is comprised of transaction revenue and platform and other revenues as follows:

	Six Months Ended June 30,		Change
(dollars in millions)	2026	2025	Amount	Percent
Transaction revenue	$291.1	$209.1	$82.0	39.2%
Platform and other revenues	64.8	56.3	8.5	15.1%
Revenue	$355.9	$265.3	$90.6	34.1%

Transaction revenue was $291.1 million for the six months ended June 30, 2026, compared to $209.1 million for the six months ended June 30, 2025, an increase of $82.0 million or 39.2%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes for the six months ended June 30, 2026 from both our existing clients and new clients added during the six months ended June 30, 2026 compared to the prior period. The increase also included the full-period impact of the Sertifi acquisition that occurred in February 2025, including higher payment volumes from SertifiPay. Our transaction payment volume outpaced our revenue growth during the six months ended June 30, 2026, due to payment mix which impacts our monetization rates. Transaction payment volume increased 44.3% during the six months ended June 30, 2026, to $16.5 billion compared to $11.4 billion during the six months ended June 30, 2025.

Platform and other revenues were $64.8 million for the six months ended June 30, 2026, compared to $56.3 million for the six months ended June 30, 2025, an increase of $8.5 million or 15.1%. The increase in platform and other revenues was driven by the Sertifi acquisition and an increase in utilization in our healthcare and SFS platform products, offset by our insurance business.

Payment Processing Services Costs

Payment processing services costs were $152.2 million for the six months ended June 30, 2026, compared to

$104.5 million for the six months ended June 30, 2025, an increase of $47.7 million or 45.6%. The increase in payment processing services costs was correlated with the increase in transaction payment volume of 44.3% over the same period. The increase was further driven by shifts in our business mix, including the expansion of our payment processing capabilities, which carry higher payment processing costs.

Technology and Development

Technology and development expenses were $37.8 million for the six months ended June 30, 2026, compared to $34.0 million for the six months ended June 30, 2025, an increase of $3.8 million or 11.2%. The increase in technology and development cost was primarily driven by an increase in personnel costs, offset by a decrease in stock-based compensation.

•
Personnel costs were $25.9 million for the six months ended June 30, 2026, compared to $21.6 million for the six months ended June 30, 2025, an increase of $4.3 million or 20.0%. The increase in personnel costs was primarily driven by higher headcount, including the full-period impact of the Sertifi acquisition completed on February 24, 2025, compared to only a partial period for the six months ended June 30, 2025.
•
Stock-based compensation expense was $5.7 million for the six months ended June 30, 2026, compared to $6.3 million for the six months ended June 30, 2025, a decrease of $0.6 million or 9.0%. The decrease in stock-based compensation was primarily driven by an initiative to control shareholder dilution by lowering the volume of equity awards granted to FlyMates, partially offset by growth in headcount.

Selling and Marketing

Selling and marketing expenses were $79.4 million for the six months ended June 30, 2026, compared to $74.9 million for the six months ended June 30, 2025, an increase of $4.5 million or 6.0%. The increase in selling and marketing expenses was primarily driven by an increase in depreciation and amortization and stock-based compensation.

•
Depreciation and amortization were $9.7 million for the six months ended June 30, 2026, compared to $7.3 million for the six months ended June 30, 2025, an increase of $2.4 million or 32.4%. The increase in depreciation and amortization was primarily due to acquired intangibles relating to the Sertifi acquisition completed in February 2025.
•
Stock-based compensation was $10.9 million for the six months ended June 30, 2026, compared to $9.2 million for the six months ended June 30, 2025, an increase of $1.7 million or 18.7%. The increase in stock-based compensation was primarily due to the appointment of a new product head and to the scheduled issuance of second-year equity awards, related to our FlyMates from the acquisition of Sertifi, offset by our initiative to control shareholder dilution by lowering the volume of equity awards granted to FlyMates.

General and Administrative

General and administrative expenses were $78.4 million for the six months ended June 30, 2026, compared to $63.2 million for the six months ended June 30, 2025, an increase of $15.2 million or 24.1%. The increase in general and administrative expenses was primarily driven by increases in personnel costs, engineering tools, professional fees, the change in fair value of contingent consideration, offset by a decrease in acquisition costs.

•
Personnel costs were $29.1 million for the six months ended June 30, 2026, compared to $24.2 million for the six months ended June 30, 2025, an increase of $4.9 million or 20.0%. The increase in personnel costs was attributable to an increase in headcount, including the full-period impact of the Sertifi acquisition completed on February 24, 2025.
•
Engineering tools were $9.3 million for the six months ended June 30, 2026, compared to $5.3 million for the six months ended June 30, 2025, an increase of $4.0 million or 73.8%. The increase in engineering tools was primarily driven by an higher cloud hosting and infrastructure costs resulting from increased data processing and storage volumes and increased software licensing and subscription fees associated with headcount growth during the period.
•
Professional fees expense was $9.5 million for the six months ended June 30, 2026, compared to $6.3 million for the six months ended June 30, 2025, an increase of $3.2 million or 50.6%. The increase in professional fees was primarily driven by an increase in external consultants and legal fees.
•
The change in the fair value of contingent consideration was $1.7 million for the six months ended June 30, 2026, compared to a reduction of $0.5 million for the six months ended June 30, 2025, an increase of $2.2 million or 445.6%. The increase in the change in the fair value of contingent consideration was primarily driven by the Sertifi acquisition.
•
There were no acquisition costs for the six months ended June 30, 2026, compared to $2.5 million for the six months ended June 30, 2025, a decrease of $2.5 million or 100.0%. The decrease in acquisition costs was attributable to the Sertifi acquisition during the three months ended March 31, 2025.

Restructuring

There were no restructuring expenses during the six months ended June 30, 2026, compared to $8.7 million for the six months ended June 30, 2025. Restructuring expenses for the six months ended June 30, 2025, included restructuring and restructuring-related expenses incurred as part of the Restructuring Plan announced in February 2025, related primarily to severance payments, employee benefits, and facilitation costs of $6.3 million and $2.4 million of expense related to the acceleration of stock-based compensation for terminated employees.

Interest Expense

Interest expense was $0.6 million for the six months ended June 30, 2026, compared to $1.8 million for the six months ended June 30, 2025, a decrease of $1.2 million or 66.7%. During the six months ended June 30, 2026, there was no outstanding indebtedness under the 2024 Amended Revolving Credit Facility. During the six months ended June 30, 2025, we drew down $125.0 million to partially fund the acquisition of Sertifi and repaid $65.0 million from our 2024 Amended Revolving Credit Facility. Interest expense consists primarily of interest expense, amortization of debt issuance costs and unused commitment fees related to our 2024 Amended Revolving Credit Facility and our former 2024 Revolving Credit Facility.

Interest Income

Interest income was $1.6 million for the six months ended June 30, 2026, compared to $4.0 million for the six months ended June 30, 2025, a decrease of $2.4 million or 60.0%. The decrease in interest income was primarily attributable to the decrease in our cash and cash equivalents, short-term investments, and long-term investments as a result of the use of cash for the acquisition of Sertifi on February 24, 2025.

Gain from Remeasurement of Foreign Currency

Gain from remeasurement of foreign currency was $0.4 million for the six months ended June 30, 2026, compared to $7.5 million for the six months ended June 30, 2025, a decrease of $7.1 million or 94.7%. The decrease was primarily the result of the remeasurement of foreign currency intercompany loans and related hedging instruments and the impact of fluctuations in exchange rates during respective remeasurement periods.

Gain on Available-for-Sale Debt Securities

There were no gains or losses from the sale of available-for-sale debt securities for the six months ended June 30, 2026, compared to $0.2 million gain from the sale of available-for-sale debt securities for the six months ended June 30, 2025, a decrease of $0.2 million or 100.0%.

Provision for Income Taxes

Provision for income taxes was $5.0 million during the six months ended June 30, 2026, compared to $6.1 million during the six months ended June 30, 2025, a decrease of $1.1 million or 18.0%. The provision for income taxes for the six months ended June 30, 2026 and 2025, was primarily attributable to activity in our foreign subsidiaries and U.S. state taxes. Our effective tax rate was 53.4% for the six months ended June 30, 2026, compared to (60.5%) for the six months ended June 30, 2025.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Total Payment Volume	$8,199.9	$5,931.5	$19,624.8	$14,302.5
Revenue	$167.7	$131.9	$355.9	$265.3
Revenue Less Ancillary Services	$163.8	$127.5	$347.8	$256.2
Gross Profit	$89.6	$75.1	$196.4	$155.6
Adjusted Gross Profit	$92.7	$77.9	$203.2	$160.4
Gross Margin	53.4%	57.0%	55.2%	58.7%
Adjusted Gross Margin	56.6%	61.1%	58.4%	62.6%
Net (Loss) Income	$(8.1)	$(12.0)	$4.4	$(16.2)
Adjusted EBITDA	$24.0	$16.6	$63.3	$38.0
Adjusted EBITDA Margin	14.6%	13.0%	18.2%	14.8%

For the three months ended June 30, 2026, transaction revenue and platform and other revenues represented 81.0% and 19.0% of our revenue, respectively. For the three months ended June 30, 2026, transaction revenue and platform and other revenues represented 82.9% and 17.1% of our total revenue less ancillary services, respectively. For the three months ended June 30, 2026, our total payment volume was approximately $8.2 billion, consisting of $7.1 billion of total payment volume from transactions included in transaction revenue and $1.1 billion of total payment volume from transactions included in platform and other revenues.

For the six months ended June 30, 2026, transaction revenue and platform and other revenues represented 81.8% and 18.2% of our revenue, respectively. For the six months ended June 30, 2026, transaction revenue and platform and other revenues represented 83.7% and 16.3% of our total revenue less ancillary services, respectively. For the six months ended June 30, 2026, our total payment volume was approximately $19.6 billion, consisting of $16.5 billion of total payment volume from transactions included in transaction revenue and $3.2 billion of total payment volume from transactions included in platform and other revenues.

For the three months ended June 30, 2025, transaction revenue and platform and other revenues represented 76.3% and 23.7% of our revenue, respectively. For the three months ended June 30, 2025, transaction revenue and platform and other revenues represented 78.8% and 21.2% of our total revenue less ancillary services, respectively. For the three months ended June 30, 2025, our total payment volume was approximately $5.9 billion, consisting of $5.0 billion of total payment volume from transactions included in transaction revenue and $0.9 billion of total payment volume from transactions included in platform and other revenues.

For the six months ended June 30, 2025, transaction revenue and platform and other revenues represented 78.8% and 21.2% of our revenue, respectively. For the six months ended June 30, 2025, transaction revenue and platform and other revenues represented 81.4% and 18.6% of our total revenue less ancillary services, respectively. For the six months ended June 30, 2025, our total payment volume was approximately $14.3 billion, consisting of $11.4 billion of total payment volume from transactions included in transaction revenue and $2.9 billion of total payment volume from transactions included in platform and other revenues.

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
•
Adjusted EBITDA Margin - represents Adjusted EBITDA divided by Revenue Less Ancillary Services. Management believes this presentation supplements the GAAP presentation of gross margin with a useful measure of the gross margin of our payment processing-related services, which are the primary services we provide to our clients.
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

Revenue Less Ancillary Services, Adjusted Gross Profit and Adjusted Gross Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Revenue	$167.7	$131.9	$355.9	$265.3
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	(3.9)	(4.2)	(7.9)	(8.7)
Marketing fees	—	(0.1)	(0.1)	(0.5)
Revenue Less Ancillary Services	$163.8	$127.5	$347.8	$256.2
Payment processing services costs	74.7	53.9	152.2	104.5
Hosting and amortization costs within technology and development expenses	3.4	2.9	7.3	5.3
Cost of Revenue	$78.2	$56.7	$159.5	$109.8
Adjusted to:
Exclude printing and mailing costs	(3.9)	(4.2)	(7.9)	(8.7)
Offset marketing fees against related costs	—	(0.1)	(0.1)	(0.5)
Exclude depreciation and amortization	(3.1)	(2.7)	(6.9)	(4.8)
Adjusted Cost of Revenue	$71.1	$49.7	$144.6	$95.8
Gross Profit	$89.6	$75.1	$196.4	$155.6
Gross Margin	53.4%	57.0%	55.2%	58.7%
Adjusted Gross Profit	$92.7	$77.9	$203.2	$160.4
Adjusted Gross Margin	56.6%	61.1%	58.4%	62.6%

Revenue Less Ancillary Services Disaggregated by Revenue Type:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(dollars in millions)	Transaction	Platform and other revenues	Revenue	Transaction	Platform and other revenues	Revenue
Revenue	$135.9	$31.8	$167.7	$100.6	$31.3	$131.9
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(3.9)	(3.9)	—	(4.2)	(4.2)
Marketing fees	—	—	—	(0.1)	—	(0.1)
Revenue Less Ancillary Services	$135.9	$28.0	$163.8	$100.5	$27.1	$127.5
Percentage of Revenue	81.0%	19.0%	100.0%	76.3%	23.7%	100.0%
Percentage of Revenue Less Ancillary Services	82.9%	17.1%	100.0%	78.8%	21.2%	100.0%

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(dollars in millions)	Transaction	Platform and other revenues	Revenue	Transaction	Platform and other revenues	Revenue
Revenue	$291.1	$64.8	$355.9	$209.1	$56.3	$265.3
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(7.9)	(7.9)	—	(8.7)	(8.7)
Marketing fees	(0.1)	—	(0.1)	(0.5)	—	(0.5)
Revenue Less Ancillary Services	$291.0	$56.8	$347.8	$208.6	$47.6	$256.2
Percentage of Revenue	81.8%	18.2%	100.0%	78.8%	21.2%	100.0%
Percentage of Revenue Less Ancillary Services	83.7%	16.3%	100.0%	81.4%	18.6%	100.0%

FX Neutral Revenue Less Ancillary Services:

	Three Months Ended June 30,		Growth	Six Months Ended June 30,		Growth
(dollars in millions)	2026	2025	Rate	2026	2025	Rate
Revenue	$167.7	$131.9	27.2%	$355.9	$265.3	34.1%
Ancillary services	(3.9)	(4.3)		(8.1)	(9.2)
Revenue Less Ancillary Services	163.8	127.5	28.5%	347.8	256.2	35.7%
Effects of foreign currency rate fluctuations	(2.0)	—		(9.4)	—
FX Neutral Revenue Less Ancillary Services	$161.8	$127.5	26.9%	$338.4	$256.2	32.1%

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Net (loss) income	$(8.1)	$(12.0)	$4.4	$(16.2)
Interest expense	0.3	1.0	0.6	1.8
Interest income	(0.7)	(1.1)	(1.6)	(4.0)
Provision for income taxes	2.8	7.0	5.0	6.1
Depreciation and amortization expense	7.9	7.2	16.5	13.0
EBITDA	2.2	2.1	24.9	0.7
Stock-based compensation expense and related taxes	17.8	17.3	35.5	33.3
Change in fair value of contingent consideration	0.5	(0.7)	1.7	(0.5)
Loss (gain) from remeasurement of foreign currency	2.9	(3.9)	(0.4)	(7.5)
Gain on available-for-sale debt securities	—	—	—	(0.2)
Indirect taxes related to intercompany activity	0.6	0.4	1.5	1.0
Acquisition-related transaction costs (a)	—	0.1	—	2.5
Restructuring	—	1.4	—	8.7
Adjusted EBITDA	$24.0	$16.6	$63.3	$38.0
Adjusted EBITDA margin	14.6%	13.0%	$18.2%	$14.8%

(a) Acquisition-related transaction costs consisted of legal and advisory fees incurred in connection with the Sertifi acquisition.

Net Margin, EBITDA Margin, Adjusted EBITDA Margin and Adjusted EBITDA Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
Revenue (A)	$167.7	$131.9	$355.9	$265.3
Revenue less ancillary services (B)	$163.8	$127.5	$347.8	$256.2
Net (loss) income (C)	$(8.1)	$(12.0)	$4.4	$(16.2)
EBITDA (D)	$2.2	$2.1	$24.9	$0.7
Adjusted EBITDA (E)	$24.0	$16.6	$63.3	$38.0
Net margin (C/A)	-4.9%	-9.1%	1.2%	-6.1%
Net margin using RLAS (C/B)	-5.0%	-9.4%	1.3%	-6.3%
EBITDA Margin (D/B)	1.4%	1.6%	7.2%	0.3%
Adjusted EBITDA Margin (E/B)	14.6%	13.0%	18.2%	14.8%

Reconciliation of GAAP Operating Expenses to Non-GAAP Operating Expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2026	2025	2026	2025
GAAP Technology and development	$18.4	$17.1	$37.8	$34.0
(-) Stock-based compensation expense and related taxes	(2.5)	(3.2)	(5.8)	(6.4)
(-) Depreciation and amortization	(1.6)	(1.6)	(3.4)	(3.3)
Non-GAAP Technology and development	$14.2	$12.3	$28.6	$24.3

GAAP Selling and marketing	$38.9	$38.4	$79.4	$74.9
(-) Stock-based compensation expense and related taxes	(6.0)	(4.9)	(11.1)	(9.2)
(-) Depreciation and amortization	(4.5)	(4.3)	(9.8)	(7.3)
Non-GAAP Selling and marketing	$28.5	$29.2	$58.6	$58.4

GAAP General and administrative	$38.5	$30.2	$78.4	$63.2
(-) Stock-based compensation expense and related taxes	(9.2)	(9.3)	(18.6)	(17.7)
(-) Depreciation and amortization	(1.0)	(0.8)	(2.0)	(1.6)
(-) Change in fair value of contingent consideration	(0.5)	0.7	(1.7)	0.5
(-) Acquisition related transaction costs	—	(0.1)	—	(2.5)
Non-GAAP General and administrative	$27.7	$20.7	$56.0	$41.9

Liquidity and Capital Resources

As of June 30, 2026, our principal source of liquidity is cash and cash equivalents of $282.4 million, short-term available-for-sale debt securities of $11.8 million, and the available balance under our 2024 Amended Revolving Credit Facility of $300.0 million. Cash equivalents is comprised primarily of money market funds. Our short-term available-for-sale debt securities are comprised of corporate bonds, U.S. Government obligations, and asset backed securities.

On August 6, 2024, we announced the Repurchase Program. On July 30, 2025, our board of directors approved an increase in the aggregate amount of voting and non-voting common stock outstanding that may be repurchased under the Repurchase Program by an additional $150.0 million, bringing the total authorized amount under the Repurchase Program to $300.0 million. For additional information on our Repurchase Program, see Note 13 - Stockholders’ Equity in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. During the six months ended June 30, 2026, the Company repurchased 4,047,247 shares of its common stock for an aggregate amount, including commissions and accrued excise tax, of $59.5 million under the Repurchase Program. With the exception of the Non-Voting Common Stock Repurchase discussed below, the repurchased shares are held as treasury stock. Since the inception of the share repurchase program, we have deployed $177.3 million in total share repurchases. As of June 30, 2026, approximately $122.7 million of the authorized $300 million amount under the Repurchase Program remained available for future repurchases.

On May 13, 2026, we entered into a privately negotiated securities repurchase agreement with a pre-IPO stockholder to repurchase all of the 1,873,320 shares of our outstanding non-voting common stock from the stockholder (the Non-Voting Common Stock Repurchase). The transaction had an aggregate purchase price of approximately $29.0 million, representing approximately $15.50 per share. The Company funded the transaction entirely with cash on its balance sheet under the Repurchase Program. Following the completion of the repurchase, the shares of non-voting common stock were retired and no shares of non-voting common stock were outstanding.

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

During the six months ended June 30, 2025, we drew down $125.0 million under the 2024 Amended Revolving Credit Facility in connection with the acquisition of Sertifi. During the six months ended June 30, 2025, we repaid $65.0 million against the 2024 Amended Revolving Credit Facility. There was no outstanding balance of the 2024 Amended Revolving Credit Facility at June 30, 2026 and December 31, 2025.

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

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$5.3	$(60.9)
Investing activities	5.8	(196.4)
Financing activities	(61.2)	3.6
Effect of exchange rates changes on cash and cash equivalents	2.2	8.1
Net change in cash and cash equivalents	$(47.9)	$(245.6)

Operating Activities

Net cash provided by (used in) operating activities consists of net income (loss) adjusted for certain non-cash items and changes in operating assets and liabilities.

Net cash provided by operating activities was $5.3 million for the six months ended June 30, 2026, compared to net cash used in operating activities of $60.9 million for the six months ended June 30, 2025, representing a $66.1 million increase in net cash provided by operating activities. This variance was primarily attributable to a $37.7 million favorable change in our operating assets and liabilities, net of acquisitions, and a $28.4 million increase in net income adjusted for non-cash expenses.

For the six months ended June 30, 2026, net cash used for changes in operating assets and liabilities was $46.1 million, compared to $83.8 million for the six months ended June 30, 2025, resulting in a $37.7 million favorable change. This variance was primarily driven by an increase in the change in funds receivable from payment partners of $47.2 million, as a result of the timing of collections from our partners in the applicable period. This increase was partially offset by an increase in the change of funds payable to clients of $10.8 million, as a result of the timing of payments to our clients in the applicable period. The timing of collections from our partners will vary from period to period based on when our clients’ customer payment for a particular transaction is made, as well as the customer’s payment method which impacts the timing of settlement of the payment. The timing of payments to our clients will vary from period to period based on when our client's customer payment for a particular transaction is made and when we are contractually required to remit such payment to our client.

This net increase in cash provided by operating activities was further impacted by our operating cash flows from our net income (after adjustments for an increase in non-cash expenses of $7.9 million) which increased by $28.4 million for the six months ended June 30, 2026, compared to the prior period. This variance was primarily impacted by the increase in income from operations reflecting the growth in transaction payment volumes, from both our existing clients and new clients, net of the increase in payment processing costs.

Investing Activities

Net cash provided by investing activities was $5.8 million for the six months ended June 30, 2026, compared to net cash used in investing activities of $196.4 million during the six months ended June 30, 2025. This $202.2 million change in cash flow from investing activities was primarily attributable to a $319.8 million decrease in cash paid for the acquisition of Sertifi during 2025, partially offset by a $129.6 million reduction in proceeds from the maturity and sale of investments that was used to facilitate our acquisition of Sertifi during the six months ended June 30, 2025.

Financing Activities

Net cash used in financing activities was $61.2 million for the six months ended June 30, 2026, compared to net cash provided by financing activities of $3.6 million during the six months ended June 30, 2025. This $64.8 million change was primarily due to a $125.0 million decrease in proceeds from the borrowings under our 2024 Amended Revolving Credit Facility. This decrease in cash inflow was partially offset by a $65.0 million reduction in repayments on our 2024 Amended Revolving Credit Facility.

As of June 30, 2026 and December 31, 2025, there was no outstanding indebtedness under the 2024 Amended Revolving Credit Facility.

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

As of June 30, 2026 and December 31, 2025, there was no outstanding indebtedness under the 2024 Amended Revolving Credit Facility. An immediate 10% increase or decrease in interest rates would not have a material effect on our financial position, results of operations or cash flows.

Information provided by the sensitivity analysis is not a prediction of future events and does not necessarily represent the actual changes that would occur.

Foreign Currency Exchange Risk

For our cross-border payments, we have short term foreign currency exchange exposure, typically between one and four days. Our cross-border payment service allows our client’s customers to use their local currency to pay our clients. When a client’s customer books a cross-border payment in the customer’s local currency, we provide an amount to be paid to the client in that local currency based on the foreign exchange rate then in effect. The client’s customer then has a certain amount of time to complete payment—typically one to four days—that may differ depending on the payment method selected. When our client’s customer makes the payment and we process these funds to our clients through our global payment network, the actual exchange rate may differ from the exchange rate that was initially used to calculate the amount payable by the client’s customer due to foreign exchange rate fluctuations. The amount our client’s customers pay in their local currency is not adjusted for changes in foreign exchange rates between booking the transaction and the date the funds are paid and converted. If the value of the currency used by the client’s customer weakens relative to the currency in which funds are remitted to our clients, we may be required to cover the shortfall in remitted funds. This could have an unfavorable effect on our cash flows and operating results. We have been leveraging our in-house currency hedging algorithms since 2014, including entering into non-deliverable forward foreign currency contracts, to help mitigate the volatility related to fluctuations in the foreign exchange rates. In addition, to mitigate the impact of foreign currency fluctuations on our net income (loss), beginning in July 2025, we entered into foreign currency forward contracts to economically hedge the variability in exchange rates associated with certain intercompany loans. As of June 30, 2026, we had one hedged intercompany loan.

Our cash flows and operating results may also be impacted by fluctuations in foreign currency exchange rates between the U.S. Dollar and various currencies, in particular the British Pound. The value of our revenue and profits in local currencies may be worth more or less in U.S. Dollars due to a strengthening or weakening, respectively, of those currencies against the U.S. Dollar. For example, for the six months ended June 30, 2026, as the U.S. Dollar weakened against several currencies, including the British Pound, relative to the prior year, these foreign exchange impacts increased our reported revenue in U.S. Dollars by approximately $9.4 million compared to the prior year on a FX Neutral basis.

Fluctuations in foreign currency exchange rates may also impact the value of assets and liabilities denominated in currencies other than the functional currencies of our entities. Our reporting currency and the functional currency of our subsidiaries, with the exception of our U.K. and Australian subsidiaries, is the U.S. Dollar. The functional currency for our U.K. and Australian subsidiaries is the local currency, or British Pound and Australian Dollar, respectively. Financial statements of our foreign subsidiaries are translated from local currency into U.S. Dollars using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates in effect during the period for revenue and expenses. Resulting translation adjustments are included as a component of accumulated other comprehensive (loss) income in our consolidated balance sheets. Gains and losses from the remeasurement of foreign currencies into functional currencies are recognized in the condensed consolidated statements of operations and comprehensive (loss) income. A potential change in foreign exchange rates of 10% from such remeasurement of assets and liabilities would have impacted income (loss) before income taxes by approximately $24.0 million and $25.3 million as of June 30, 2026 and December 31, 2025, respectively.

Inflation Risk

Inflation did not have a material effect on our cash flows and results of operations during the six months ended June 30, 2026. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increase in prices of our product offerings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial and Accounting Officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a- 15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 25, 2025, we and certain of our current and former officers were named as defendants in a securities class action complaint captioned Hickman v. Flywire Corporation filed in the United States District Court for the Eastern District of New York on behalf of a putative class of investors who purchased Flywire securities from February 28, 2024, through February 25, 2025. In January 2026, the complaint was amended to, among other matters, remove a former officer from the claim and modify the class period to the time period between May 21, 2024 through February 25, 2025. Plaintiffs’ counsel filed a second amended complaint on May 7, 2026, which among other matters, added new allegations and another named plaintiff. Plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by purportedly overstating the strength and sustainability of our revenue growth and understating the negative impact of certain government permit and visa related policies on our business. The lawsuit seeks unspecified damages, costs, attorneys’ fees, and other relief. We believe we have strong defenses against the asserted claims and intend to vigorously defend ourselves, and we filed a motion to dismiss in response to the second amended complaint on June 15, 2026.

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

Risks Related to Our Operations

•
We may not be able to scale our business quickly enough to meet our growing client base, and our technology and systems transformation program may not be successful.
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

We were incorporated in 2009 and although we have only generated net income for the years ended December 31, 2024 and 2025, we have incurred net losses in the past, and may incur net losses in the future. We generated net income of $13.5 million and $2.9 million for the years ended December 31, 2025 and 2024, and generated net loss of $8.6 million for the year ended December 31, 2023, respectively, and net income of $4.4 million during the six months ended June 30, 2026 and a net loss of $16.2 million for the six months ended June 30, 2025. In addition, as of June 30, 2026, we had an accumulated deficit of $153.0 million. We have experienced significant revenue growth in recent periods and we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to strategically and selectively invest in headcount, to further develop our solutions, including introducing new functionality, and to expand our marketing programs and sales teams to drive new client adoption, expand strategic partner integrations, and support international and product expansion. Our operating results are also impacted by the mix of our revenue generated from our different revenue sources, which include transaction revenue and platform and other fee revenue. Changes in our revenue mix from quarter to quarter, including those derived from cross-border or domestic currency transactions, will impact our margins, and we may not be able to grow our gross margin adequately to achieve or sustain profitability. In addition, the mix of payment methods utilized by our clients’ customers may have an impact on our margins given that our costs associated with certain payment methods, such as credit cards, are higher than other payment methods accepted by our solutions, such as bank transfers. Due to the cross-border nature of much of our business, fluctuations in foreign currency exchange rates, slowdowns in international mobility and other regional considerations may affect our operating results. We will also face increased compliance and security costs associated with growth, the expansion of our client base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to sustain profitability, the value of our business and common stock may significantly decrease.

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
•
global pandemics, or other public health emergencies;
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
•
expected or actual extended U.S. federal government shutdowns, priorities of the U.S. presidential administration and related changes in laws, regulations or policies, which among other things could result in increased limitations on visa issuances, geopolitical uncertainty and impact educational financial aid payments; and
•
global pandemics, or other public health emergencies and the responses thereto.

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

In February 2025, we announced a restructuring plan designed to improve operational efficiencies, reduce operating costs and better align our workforce with current business needs, top strategic priorities and key growth opportunities (Restructuring Plan). As part of the Restructuring Plan, we implemented a reduction in force. These actions and other additional measures we might take to reduce costs may potentially result in a strain on our workforce, divert management attention, yield attrition beyond our intended reduction in force, negatively impact employee morale and productivity, the loss of institutional knowledge and expertise, cause us to delay, limit, reduce or eliminate certain strategic plans or otherwise interfere with our ability to operate and grow our business effectively, each of which could have an adverse impact on our business, operating results and financial condition. Additionally, as we are operating our business with a different level and mix of employees, we face additional risk that we might not be able to execute on our strategic plans and product roadmap, which may have an adverse effect on our business, financial condition, and operating results. Moreover, the workforce reduction we implemented, and any other future reductions, may negatively impact our ability to attract, integrate, retain and motivate highly qualified employees, make it difficult for us to pursue new opportunities and initiatives, and may harm our reputation with current or prospective employees.

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

A majority of the total payment volume we have historically processed is cross-border payments denominated in many foreign currencies, which subjects us to foreign currency risk. The strengthening or weakening of the U.S. dollar versus these foreign currencies impacts the translation of our net revenues generated in these foreign currencies into the U.S. dollar. For example, for the six months ended June 30, 2026, as the U.S. Dollar weakened against several currencies, including the British Pound, relative to the prior year, these foreign exchange impacts increased our reported revenue in U.S. Dollars by approximately $9.4 million compared to the prior year on a FX Neutral basis.

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

In addition, regulatory reform may in some instances reduce barriers to entry. For example, on May 19, 2026, in the U.S. President Trump signed an executive order titled "Integrating Financial Technology Innovation into Regulatory Frameworks" (the Order) to direct federal financial regulators to reduce barriers to entry for fintech firms and facilitate partnerships between fintech firms and federally regulated financial institutions. The Order is aimed at reducing barriers to entry and encouraging collaboration between fintech firms and traditional financial institutions. The Order defines "fintech firm" to include any non-bank company that uses or develops technology to offer or support financial products or services, including payment processing, digital asset services, and blockchain-based services. The Order also requests the Federal Reserve Board to evaluate expanding fintech access to Reserve Bank payment accounts and services. Management will continue to track Order implementation efforts and any impact on the competitive environment in which the company operates.

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

We are reliant on our education clients, including colleges, universities and other education-related organizations that include language schools, boarding schools, summer programs, and others, to drive enrollment at their schools and maintain tuition costs. Factors outside of our control will affect enrollments and tuition costs, including the following:

•
Declines in international student enrollment. Global conflict, geopolitical tensions and restrictions on immigration and revocations, suspensions or increased restrictions or limitations on the award of student visas (such as those being implemented in the U.S., U.K., Canada and Australia) has and is expected to continue to negatively impact the cross-border education industry and schools that rely on foreign student populations.
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

Similarly, since late 2023, the Australian government has taken actions to tighten international student visa rules, including an increase in the amount of minimum savings that international students would need to have in order to obtain a visa, raising the standards of the English language proficiency requirements for student and graduate visas, a 125% increase in the visa fee for international students, and the imposition of a ban for holders of visitor visas and students holding temporary graduate visas from applying for a student visa while in Australia. In August 2024, the Australian government announced the setting of a national planning level to apply from January 1, 2025 and which is intended to limit the number of new overseas student places available in Australia – including a ceiling of 270,000 international students for calendar year 2025. However, in December 2024, the government announced a change of course, instead implementing a system to introduce two categories of student visa processing: “high priority” and “standard priority”, with all international education providers to receive high priority processing up to 80% of their indicative international student cap. After reaching 80%, the providers will receive standard priority processing. In August 2025, the Australian government announced the setting of a national planning level to apply a ceiling of 295,000 international students for 2026. These new Australian government policies, including university quotas, slower visa processing, higher fees, and stricter financial and language requirements, have had an adverse impact on our business for the six months ended June 30, 2026 and we anticipate will continue to impact our Australian revenues in 2026.

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

Flywire could experience reduced transaction volumes and delayed payment flows from its Australian clients’ Indian student corridors due to slower visa processing times, increased application friction, and potential declines in enrollment. These factors could adversely affect our revenue growth in the Asia-Pacific education vertical and increase operational complexity associated with refunds, deferred intakes, and compliance-related payment adjustments. In addition, effective July 1, 2026, the Australian Government increased the non-refundable Student Visa (Subclass 500) application charge by 25%, raising the fee for primary applicants from AUD 2,000 to AUD 2,500. Higher upfront visa costs and potential application friction could temper total inbound international student enrollment growth in Australia, which may impact Flywire’s Australian education vertical.

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

Other governments where our client institutions are located, including in the U.S., may introduce measures from time to time to manage the growth of the international student population in their respective countries, which may have adverse effects on our business. For example, the U.S. government’s recent announcement to impose a $100,000 filing fee per new H-1B visa could adversely impact demand for international students to attend our client institutions in the U.S. The new H-1B visa fee does not apply to international students already in the U.S. looking to apply for a status change. Currently the status and validity of the $100,000 filing fee is in dispute as the issue is appealed through the U.S. court system. In addition, in 2025 U.S. policy shifts prompted dramatic action to rescind student visas (including deportation of students), plan additional cutbacks to the volume of international student visa issuances, and more closely scrutinize applications for international student visas, and to cut government support for higher education, adding to uncertainty around the number of students coming to the U.S. to study in the near future. The U.S. Department of Homeland Security’s final ruling replacing the open-ended "duration of status" for F-1 visa holders with a fixed maximum admission period of four years also creates added administrative burdens and potential visa uncertainty for international students studying in the U.S. and near-term immigration friction could temper growth in overall U.S. inbound international student enrollment, which may adversely impact our revenue and results of operations. Delays in issuances of visas or visa denials – which could be exacerbated by the recent U.S. government shutdown – may discourage prospective international students from choosing U.S. institutions as places for study. Recent proposals in Congress to tighten visa stay rules and to implement the “OPT Fair Tax Act” could further dampen demand among international students to study in the U.S. The existing rules and any introduction of new rules further limiting the attractiveness of international study by the governments of countries where our client institutions are located has and is expected in the near term to continue to adversely impact the growth of our business in the applicable regions. In addition to caps on international students, government changes to other visa or student insurance requirements (for example, no longer requiring a one year tuition deposit as a condition to issuance of a student visa, or eliminating a need to procure insurance) may negatively impact payment volume. The existing rules and any introduction of new rules further limiting potential payment flows or the attractiveness of international study by the governments of countries where our client institutions are located has and could continue to adversely impact our business, operating results, and financial condition. Changes to U.S. immigration policy can also dampen demands for international study.

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

In addition, in the U.S., the “One Big Beautiful Bill” Act (OBBBA) contains a number of provisions with the potential to significantly change the landscape for financing undergraduate and graduate study and which could adversely affect the demand for higher education in the U.S. The OBBBA limits Pell Grant awards (which provide gift aid to low-income students), eliminates the Grad PLUS program, and sets new limits for graduate and professional students for Direct Unsubsidized Loans. The new bill also caps parent loans to finance undergraduate education, and changes student loan repayment options, among other modifications. More specifically, the structural changes to federal higher education financing under the OBBBA include:

•
Elimination of Graduate PLUS Loans: The Grad PLUS loan program was eliminated for new borrowers starting July 1, 2026 (with legacy grandfathering options available for up to three academic years for existing borrowers).
•
New Borrowing Caps:
o
Graduate & Professional: Annual borrowing for Direct Unsubsidized Loans is capped at $20,500 ($100,000 aggregate) for general graduate programs and $50,000 ($200,000 aggregate) for designated professional programs.
o
Parent PLUS: Annual borrowing is capped at $20,000 per student, with a $65,000 aggregate limit per dependent.
o
Lifetime Cap: A cumulative lifetime federal student loan borrowing cap of $257,500 is established (excluding Parent PLUS).

Most of these changes went into effect July 1, 2026. As the OBBBA provisions took effect during the reporting period, it is too early to fully assess the impact on our business; however, management is actively monitoring institutional adaptation to these regulatory updates and early indications suggest that the changes may constrain the availability of federal student loan funding and could impact U.S. student enrollment in undergraduate and postgraduate programs, which could materially and adversely affect our revenue and results of operations.

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

Events like regional or larger scale conflicts, war or other military conflict, including the conflicts between Russia and Ukraine, the conflict between Israel and Hamas, and the U.S. and Israeli military conflict with Iran, terrorist attacks, mass shooting incidents, natural disasters, such as hurricanes, earthquakes, closures, or geographical disruptions of critical natural resources, supply chains, fires, droughts, floods and volcanic activity, including events resulting from climate change, and travel-related health events, pandemics or other public health emergencies, have had a negative impact on the travel industry and affect travelers’ behavior by limiting their ability or willingness to visit certain locations. In addition, the travel industry can be negatively impacted by adverse economic conditions in the United States and globally, including economic slowdown, recessionary trends, heightened interest rates and inflation. Heightened conflict between the U.S. and Iran, and the resulting volatility in energy prices and regional security, may cause significant shifts in global travel patterns and consumer confidence. Any such disruptions could result in the cancellation or deferral of travel bookings among our travel vertical clients, leading to an elevated risk of uncollectible chargebacks and a reduction in our total payment volume. We are not in a position to evaluate the net effect of these circumstances on our business as these events are largely unpredictable; however, we believe there has been and may continue to be negative impact to our business due to such events. Furthermore, in the longer term, our business might be negatively affected by regulatory changes, financial pressures on or changes to the travel industry. For example, certain jurisdictions, particularly in Europe, have implemented or are considering implementing regulations intended to address the issue of “overtourism” including by restricting access to city centers or popular tourist destinations or limiting accommodation offerings in surrounding areas, such as by restricting construction of new hotels or the renting of homes or apartments. Such regulations could adversely affect travel and the volume of travel related payments that we process for our clients. In addition, any hostility towards tourists may depress international travel. The United States has implemented or proposed, or is considering, various changes in laws, regulations or policies such as the imposition of tariffs or sanctions that could affect U.S. trade policy or practices, relations with other countries and travel permits, which could also adversely affect travel to or from the United States. If such events result in a long-term negative impact on the travel industry, such impact could have a material adverse effect on our business. The payment volume from our travel vertical represented less than 10% of our total payment volume during the year ended December 31, 2025. Because we seek to grow the payment volume and the revenue from this vertical in the future through various initiatives, including our Sertifi acquisition, failure to grow our payment volume and resulting revenue from this industry, may have an adverse effect on our business, operating results and financial condition.

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

For the years ended December 31, 2025 and 2024, we processed over $37.6 billion and over $29.7 billion in payments on our solutions, respectively. For the six months ended June 30, 2026, we processed approximately $19.6 billion in payments on our solutions. We have grown rapidly and seek to continue to grow, and our business is subject to the risk of financial losses as a result of chargebacks for client-related losses, credit losses, operational errors, software defects, service disruption, employee or partner misconduct, security breaches, or other similar actions or errors in our solutions. As a provider of accounts receivable and other payment solutions, we enable the transfer of funds to our clients from their customers. Software errors in our solutions, including as a result of ordinary course updates to our software and systems, and operational errors by our FlyMates and business partners may also expose us to losses. Payments companies are frequent targets of social engineering and AI "deepfake" attacks. In our business model, subject to certain exceptions, we function as a merchant of record in connection with the receipt of payments by our clients’ customers, which subjects us to chargeback risk in the event a client’s customer cancels or otherwise does not receive the services for which such customer paid. Although our client contracts allow us to pass such chargeback risk to our client, if a client has gone out of business or we are otherwise unable to collect on the chargeback, we will bear the economic loss, which can negatively impact our business.

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

To enable our clients to offer stablecoin payment options, we partner with a third-party digital asset service provider (Digital Asset Partner). Under this arrangement, the Digital Asset Partner receives the stablecoins directly from the client's customer, converts the digital assets into fiat currency, and settles the fiat currency to us for payout to our client. We do not buy, sell, receive, transmit, custody, hold, issue, or exchange digital assets. However, we are highly dependent on the operational and financial stability of our Digital Asset Partner. If our Digital Asset Partner experiences system outages, cybersecurity breaches, insolvency, or loss of its regulatory authorizations or banking relationships, the conversion and settlement of funds could be delayed or frozen (temporarily or permanently).

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

The stablecoins utilized in our payment flows may be subject to "de-pegging" events (“De-pegging Event”) and market volatility and are not protected by deposit insurance. Although stablecoins are designed to maintain a stable value while being pegged to fiat currencies like the U.S. dollar, the stability and reliability of stablecoins are not guaranteed and depend on various factors beyond our control, including the financial health of the issuing entity, the adequacy and liquidity of reserve assets, and the effectiveness of the underlying stabilization mechanisms. A stablecoin that our Digital Asset Partner handles may experience a significant devaluation or De-pegging Event, where its market value drops materially below its intended fiat value peg due to algorithmic failures, lack of adequate reserve assets, or panic selling. If a De-pegging Event occurs during the window between a payer initiating a checkout and our Digital Asset Partner executing the conversion from stablecoin to fiat, it could result in a shortfall of fiat funds delivered to us, causing us to incur losses. A De-pegging Event could also cause disruptions in transaction processing and may cause our clients or our client's customers to lose confidence in us. All of these things could negatively impact our financial condition, operations, and reputation. Moreover, stablecoins are not subject to any deposit insurance protection scheme, and the presence of fiat currency reserves is not a guarantee for redemption. There is a possibility that the assets that stablecoin issuers hold in reserves are not sufficient or may not be available for redemption at times of extremely high demand. Volatility spikes in the cryptocurrency markets also might lead to De-pegging Events.

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

We incorporate AI, including generative AI, into our solutions and services, including into our payor virtual assistant self-help chatbot. We may also incorporate or resell third-party AI technology into the services we provide to our clients. In addition, as part of our broader digital transformation strategy, we are integrating artificial intelligence to support our internal business functions and exploring additional uses for the future. These technologies are complex and rapidly evolving and building them requires significant investment in infrastructure and personnel with no assurance that we will realize the desired or anticipated benefits. There is no assurance that the usage of such AI-powered solutions, whether developed in-house or sourced from third-parties, will enhance our business, or otherwise help our operations become more effective, efficient, or profitable. The models underlying our AI-powered solutions may be incorrectly or inadequately designed or implemented. They may also be trained on, or otherwise use, biased, incomplete, inaccurate, misleading, or poor-quality data or algorithms, any of which may not be easily detectable. AI-powered solutions may also be adversely impacted by unforeseen defects, technical challenges, cyberattacks, cybersecurity breaches, service outages or other similar incidents, or material performance issues. Accordingly, our use or delivery to our clients of AI-powered solutions may inadvertently reduce our effectiveness and efficiency or generate unintentional or unexpected outputs (including any AI-generated content, analyses, or recommendations) that are, or are perceived to be, biased, incomplete, inaccurate, misleading, poor-quality, unethical, or otherwise deficient or flawed, do not match our business goals, standards, or values, do not comply with our policies or procedures, harm our brand or reputation, negatively impact our clients or clients’ customers or partners, or otherwise interfere with the performance of our business.

The rapid adoption of generative AI technologies—such as OpenAI’s ChatGPT, Anthropic's Claude and similar tools—may adversely impact certain categories of our traditional clients, including online learning platforms and education technology providers. As students increasingly use AI tools as substitutes for conventional digital learning and tutoring services, these clients could experience reduced demand for their offerings, which in turn may decrease the volume of transactions processed through our platform and negatively affect our results of operations.

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

Our operational and systems transformation program may not be successful.

Our operational and systems transformation initiative involves a multi-year roadmap with accelerated focus and planned "go lives" over its first 18-months aimed at rebuilding our foundational enterprise operating systems, consolidating disparate software applications, establishing a certified data architecture, and deploying enterprise-wide agentic artificial intelligence workflows. Because this initiative involves a highly complex, multi-dimensional modification of our people, processes, governance, and technology, it is subject to substantial execution risks. Inadequate or defective implementation of core enterprise software platforms, and shortcomings in the consolidation and/or integration of disparate software applications (and in certain instances replacing legacy applications with new ones) could result in significant project delays, systemic operational disruptions, or total project failure. In addition, we may have challenges implementing these replacement systems and driving efficient and effective adoption and use within our employee base, which can create lapses in productivity and magnify the potential for human error. Furthermore, if our data architecture fails to enforce proper data governance and data contracts, or if there are material errors or discrepancies in data conversion and migration cycles, our upstream business metrics will be compromised. This could lead to a systemic failure to achieve our target "Single Source of Truth," which would severely undermine the performance, reliability, and security of our downstream models and automated forecasting tools.

The vast operational scope of the transformation program demands a significant commitment of internal subject matter experts and has resulted in a substantial focus of management and engineering resources away from day-to-day operations and business-as-usual strategic goals. By aligning our core innovation strategies so heavily with specific strategic partners, and centering our digital infrastructure around select technical ecosystems, we face considerable opportunity costs and reliance on third-party vendors to deliver timely on architected solutions. These dependencies could cause us to lose valuable opportunities to spend capital on, or develop, alternative or superior technologies that may emerge in the rapidly evolving artificial intelligence and data management markets. If our management team is unable to successfully balance these competing operational demands, our core product timelines, client relationship management activities, and global payment network support capabilities may suffer, which could materially and adversely affect our competitive positioning, financial health, and overall growth trajectory.

Financially, the transformation program requires a substantial financial commitment, including initial capital expenditure alongside millions of dollars in incremental recurring software-as-a-service (SaaS) licensing fees and ongoing platform investments. Despite our efforts to maintain rigid budget discipline, we face the distinct possibility of significant cost overruns due to unforeseen engineering complexities, integration bottlenecks across disparate third-party systems, regional talent constraints, evolving global regulatory standards, or extended vendor deployment timelines. The ultimate commercial success and return on investment of the transformation program are deeply contingent upon our ability to capture significant long-term operational savings and drive aggressive structural productivity gains. If we experience implementation delays, high personnel attrition within our newly reorganized data and systems squads, or an inability to successfully transition historical manual and spreadsheet-based workflows into automated processes, our anticipated cost structure improvements will fail to materialize. Under such circumstances, we may never achieve our projected break-even targets, which would result in material asset impairments and severely harm our operating margins and net income.

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

We rely on highly skilled employees, including software engineers and product specialists, many of whom are foreign nationals working in the United States under H-1B and other temporary work visas. In September 2025, the U.S. government announced its plans to require employers pay a $100,000 filing fee per H-1B visa petition to bring new H-1B workers into the U.S. The new H-1B visa fee would not apply to international students already in the U.S. looking to apply for a status change, but this new requirement would significantly increases the cost of employing new nationals in the U.S and could materially impact our operating expenses and our ability to attract specialized talent. If these visa-related costs remain in effect or increase further, we may be required to reduce our reliance on new H-1B visa holders or absorb materially higher personnel costs, either of which could negatively affect our financial performance. In addition, the number of H-1B visas available each year is limited by quota and lottery, and future changes in immigration laws or enforcement could further restrict our access to qualified foreign workers. Our inability to recruit or retain critical technical and operational talent—whether due to higher visa costs, policy changes, or processing delays—could hinder our ability to innovate, maintain our technology infrastructure, or expand internationally. Currently the status and validity of the $100,000 filing fee is in dispute as the issue is appealed through the U.S. court system.

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
•
natural disasters, global pandemics or other public health emergencies, acts of war, and terrorism;
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

Recent changes to card payment regulation announced by the Reserve Bank of Australia may also adversely affect our emerging business in Australia, operating results, and financial condition. In particular, the elimination of merchant surcharging on certain card networks beginning in October 2026, may increase the cost of card acceptance for merchants that use our platform and reduce the economics associated with domestic and cross-border payment transactions processed in Australia. These changes would require select merchants to begin absorbing card-related costs, which are partially mitigated by new domestic interchange fee caps. These changes may compress margins on certain domestic payment flows or reduce the attractiveness of card-based payment methods relative to alternative payment options, and require us to modify our pricing, routing, or product strategies. In addition, these regulatory developments may prompt issuers, networks, or other market participants to adjust their fee structures, incentives, or processing practices in ways that could further impact transaction volumes or revenue derived from Australian payment activity. Any of these effects, individually or in the aggregate, could adversely impact our business, operating results, and financial condition.

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

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use, and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising, and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm Leach Bliley Act, FERPA, HIPAA, and the now in question E.U.-U.S. and Swiss—U.S. Privacy Shield protections, as well as state laws relating to privacy and data security. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. For example, California enacted the CCPA, which took effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, and broadly defines personal information. The CCPA creates new individual privacy rights for consumers (as that term is broadly defined) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to California consumers about its data collection, use and sharing practices, provide such consumers with ways to opt-out of certain sales or transfers of personal information, provides for civil penalties for violations, and allows for a new private right of action for data breaches that has resulted in an increase in data breach litigation. It remains unclear, however, how the CCPA will be interpreted. As currently written, it will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information. CCPA and CPRA enforcement actions have resulted in significant penalties, and the California Privacy Protection Agency has continued to expand its enforcement activities.

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

On June 28, 2021, the European Commission adopted an adequacy decision under the GDPR, thereby recognizing that the U.K.’s data protection system continues to provide the same protections with respect to personal data as when it was an EU member state, and enabling the continued exchange of personal data between the E.U. and the U.K. The adequacy decision facilitates the implementation of the E.U.-U.K. Trade Cooperation Agreement, which foresaw the need for bilateral data flow and continued cooperation. The adequacy decision included a ‘sunset clause’, limiting its duration to four years. On December 19, 2025, the European Commission formally renewed its data adequacy decisions for the U.K., reaffirming that the U.K. maintains an equivalent level of personal data protection under its post-Brexit framework, including updates made by the U.K.’s Data (Use and Access) Act 2025. Following a technical six-month extension granted in June 2025 to review the new legislation, this decision allows personal data to continue flowing freely between the European Economic Area (EEA) and the U.K. without requiring additional transfer safeguards through December 27, 2031.

The U.K.’s Data (Use and Access) Act 2025 overhauled the U.K. data governance framework by establishing Digital Verification Services standards, creating "Smart Data" sharing schemes, and updating U.K. GDPR rules to streamline automated decision-making and subject access requests. In certain respects, these regulatory changes ease administrative data burdens and facilitate digitized identity verification across our U.K. education and healthcare client networks, while requiring updates to customer complaint handling timelines and data privacy compliance workflows.

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

As of June 30, 2026, we had U.S. federal NOL carryforwards of approximately $10.1 million and state NOL carryforwards of approximately $75.9 million. The federal and material state NOL carryforwards will both begin to expire in 2031. Ownership changes, as defined under Internal Revenue Code Section 382 and similar state provisions, may limit the amount of federal and state NOL and credit carryforwards that can be utilized annually to offset future federal and state taxable income and tax. Generally, an ownership change occurs when the ownership percentage of 5% or greater stockholders increases by more than 50% over a three-year period. Accordingly, the purchase of our stock in amounts greater than specified levels could limit our ability to utilize federal and state NOL and credit carryforwards for tax purposes.

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

In the past, securities class action litigation have often been brought against a company following a decline in the market price of its securities. In July 2025, we and certain of our current and former officers were named as defendants in a securities class action complaint captioned Hickman v. Flywire Corporation filed in the United States District Court for the Eastern District of New York on behalf of a putative class of investors who purchased Flywire securities from February 28, 2024, through February 25, 2025. In January 2026, the complaint was amended to, among other matters, remove a former officer from the claim and modify the class period to the time period between May 21, 2024 through February 25, 2025. Plaintiffs’ counsel filed a second amended complaint on May 7, 2026, which among other matters, added new allegations and another named plaintiff. Plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by purportedly overstating the strength and sustainability of our revenue growth and understating the negative impact of certain government permit and visa related policies on the business. The lawsuit seeks unspecified damages, costs, attorneys’ fees, and other relief. We believe we have strong defenses against the asserted claims and intend to vigorously defend ourselves and we filed a motion to dismiss in response to the second amended complaint on June 15, 2026.

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

In August 2024, we announced that our Board of Directors authorized the Repurchase Program, pursuant to which we may, from time to time, purchase shares of our Voting and Non-voting common stock for an aggregate purchase price not to exceed $150 million. In July 2025, our Board of Directors approved an increase in the aggregate amount of voting and non-voting common stock outstanding that may be repurchased under the Repurchase Program by an additional $150 million, bringing the total authorized amount under the Repurchase Program to $300 million. As of June 30, 2026 approximately $122.7 million remained available for repurchases under the Repurchase Program.

Repurchases under the Repurchase Program may be made through a variety of methods and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors. The timing, pricing, and size of share repurchases under the Repurchase Program, will depend on a number of factors, including price, corporate and regulatory requirements, capital allocation alternatives, and general market and economic conditions. The Repurchase Program, does not obligate us to repurchase any minimum dollar amount or number of shares, and may be suspended or discontinued by our Board of Directors at any time, which may result in a decrease in the price of our common stock.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We had a total of 121,609,147 shares of our voting common stock outstanding as of June 30, 2026. Other than shares held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements, these shares of common stock generally are freely tradable without restrictions or further registration under the Securities Act.

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

As of June 30, 2026 our current executive officers, directors and the holders of more than 5% of our outstanding voting and non-voting common stock, in the aggregate, beneficially owned a significant percentage of our outstanding voting and non-voting common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

The following table summarizes the repurchases of voting and non-voting common stock during the three months ended June 30, 2026 (in thousands, except shares and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans
April 1 - April 30, 2026	—	$—	—	$171,895
May 1 - May 31, 2026	3,140,218	$15.66	3,140,218	$122,716
June 1 - June 30, 2026	—	$—	—	$122,716
Total	3,140,218		3,140,218

(a) All shares were repurchased in open market transactions or in a privately negotiated repurchase of all outstanding shares of our non-voting common stock, pursuant to a share repurchase program to repurchase up to $300 million of our outstanding voting and non-voting common stock for an indefinite period (the Repurchase Program). The Repurchase Program was authorized by our board of directors and publicly announced on August 6, 2024. On July 30, 2025, our board of directors approved an increase to the capacity of the Repurchase Program by $150 million. Repurchases under the Repurchase Program may be made from time to time through open market purchases, in privately negotiated transactions or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, in accordance with applicable securities laws and other restrictions, including Rule 10b-18. For additional information on our Repurchase Program, see Note 13 - Stockholders’ Equity in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Included in the shares repurchased were 1,873,320 shares of our non-voting common stock that were retired.

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

On June 8, 2026, Rob Orgel, our President and Chief Operating Officer, adopted a trading arrangement for the sale of shares of our common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (a Rule 10b-5 Trading Plan). Mr. Orgel's Rule 10b-5 Trading Plan provides for the sale of up to 200,000 shares of common stock pursuant to the terms of the plan. The plan is effective through July 15, 2027 unless earlier terminated in accordance with the terms of the plan.

On June 12, 2026, David King, our Chief Product Officer and Co-President of Global Education, adopted Rule 10b-5 Trading Plan for the sale by the DR King Revocable Trust of shares of our common stock. Mr. King's Rule 10b-5 Trading Plan provides for the sale of up to 147,550 shares of common stock pursuant to the terms of the plan. The plan is effective through September 15, 2027 unless earlier terminated in accordance with the terms of the plan.

In addition, on March 11, 2026, Mohit Kansal, our Chief Payments Officer, adopted a Rule 10b-5 Trading Plan for the sale of shares of our common stock. Mr. Kansal's Rule 10b-5 Trading Plan provides for the sale of up to 182,831 shares of common stock pursuant to the terms of the plan. The plan is effective through June 15, 2027 unless earlier terminated in accordance with the terms of the plan.

Item 6. Exhibits

Exhibit Number	Description
10.1*#	Employment Agreement, dated as of February 5, 2026, by and between the Registrant and Patrick Blanc.
10.2*#	Employment Agreement, dated as of March 1, 2026, by and between the Registrant and Mohit Kansal.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbase documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

# Indicates a management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLYWIRE CORPORATION

Date: August 5, 2026	By:	/s/ Michael Massaro
Michael Massaro
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Cosmin Pitigoi
Cosmin Pitigoi
Chief Financial Officer
(Principal Financial and Accounting Officer)