Form 10-Q
period 2026-09-30
Flywire Corp
filed 2026-11-04
CIK 1580560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 30, 2026, the registrant had 122,542,824 shares of voting common stock, $0.0001 par value per share, outstanding and no shares of non-voting common stock $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “target,” “plan,” “expect,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:
•our future financial performance, including our expectations regarding our revenue, cost and operating expenses, including changes in technology and development, selling and marketing and general and administrative expenses (including any components of the foregoing), gross profit and our ability to achieve, and maintain, future profitability;
•our business plan and our ability to effectively manage our growth;
•our cross-border expansion plans and ability to expand internationally;
•anticipated trends, growth rates, and challenges in our business and in the markets in which we operate;
•the sufficiency of, and ability to access, our cash and cash equivalents to meet our liquidity needs;
•political, economic, foreign currency exchange rate, inflation, tariffs and international trade conflict, banking, legal, immigration and visa, social and health risks and public health measures that may affect cross-border commerce, education and travel, our business or the global economy;
•our beliefs and objectives for future operations;
•our ability to maintain, enhance and protect our brand;
•our ability to maintain and grow the payment volume that we process;
•our ability to further attract, retain, and expand our client base;
•our ability to develop new solutions and services and bring them to market in a timely and cost-effective manner;
•our expectations concerning relationships with third parties, including financial institutions and strategic partners;
•the effects of increased competition in our markets and our ability to compete effectively;
•recent and future acquisitions or investments in complementary companies, products, services, or technologies, including the expected benefits and synergies of the acquisition of Sertifi LLC (Sertifi), including the potential benefits of Sertifi’s platform, financial results and margins;
•our ability to enter new client verticals and sub-verticals, including our relatively new business-to-business (B2B) sector;
•our expectations regarding anticipated technology needs and developments and our ability to address those needs and developments with our solutions;
•our expectations regarding litigation and legal and regulatory matters;
•our expectations regarding our ability to meet existing performance obligations and maintain the operability of our solutions;
•our expectations regarding the effects of existing and developing laws and regulations, including with respect to payments and other financial services, economic and trade sanctions, anti-money laundering (AML) and countering the financing of terrorism (CFT), taxation, privacy and data protection;
•economic and industry trends, projected growth, or trend analysis;
•the effects of global events and geopolitical conflict, including without limitation the hostilities in Ukraine and involving Israel, Hamas, the U.S. and Iran;
•our ability to adapt to recommended or implemented U.S. policy changes, in particular those that impact higher education, the desire for foreign students to study in the U.S., immigration and visa policy, and changes to regulatory agencies and depth of enforcement of regulations;
•our ability to adapt to changes in U.S. federal income or other tax laws or the interpretation of tax laws, including without limitation the Inflation Reduction Act of 2022 and The One Big Beautiful Bill Act of 2025;
•our ability to attract and retain qualified employees;
•our ability to maintain, protect, and enhance our intellectual property;

•our ability to maintain the security and availability of our solutions;
•our ability to successfully execute initiatives intended to improve our internal systems and processes to allow us to scale for growth, as well as to manage the opportunities and challenges of artificial intelligence (AI);
•the increased expenses associated with being a public company; and
•the future market price of our common stock.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
FLYWIRE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (Amounts in thousands, except par value per share and share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$407,173	$330,303
Short-term investments	3,043	24,692
Accounts receivable, net of allowance of $2,402 and $834, respectively	48,294	34,776
Unbilled receivables, net of allowance of $43 and $45, respectively	19,305	20,522
Funds receivable from payment partners	158,772	155,455
Prepaid expenses and other current assets	47,436	36,540
Total current assets	684,023	602,288
Property and equipment, net	29,089	22,125
Intangible assets, net	177,229	189,050
Goodwill	407,646	406,507
Other assets	72,326	33,343
Total assets	$1,370,313	$1,253,313
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,420	$15,298
Funds payable to clients	334,974	310,799
Accrued expenses and other current liabilities	67,788	55,715
Deferred revenue	23,100	19,951
Total current liabilities	447,282	401,763
Deferred tax liabilities	11,015	12,900
Other liabilities	2,618	3,479
Total liabilities	460,915	418,142
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Voting common stock, $0.0001 par value; 2,000,000,000 shares authorized, 134,837,558 shares issued and 122,494,955 shares outstanding as of September 30, 2026; 130,335,519 shares issued and 120,086,090 shares outstanding as of December 31, 2025	13	13
Non-voting common stock, $0.0001 par value; 10,000,000 shares authorized, none issued and outstanding as of September 30, 2026, and 1,873,320 shares issued and outstanding as of December 31, 2025, respectively	—	—
Treasury voting common stock, at cost; 12,342,603 and 10,249,429 shares as of September 30, 2026 and December 31, 2025, respectively	(147,828)	(118,636)
Additional paid-in capital	1,130,086	1,108,679
Accumulated other comprehensive income	5,586	2,488
Accumulated deficit	(78,459)	(157,373)
Total stockholders’ equity	909,398	835,171
Total liabilities and stockholders’ equity	$1,370,313	$1,253,313
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited) (Amounts in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$250,300	$200,138	$606,156	$465,481
Costs and operating expenses:
Payment processing services costs	93,989	72,318	246,188	176,768
Technology and development	16,652	17,650	54,472	51,667
Selling and marketing	42,570	41,911	121,975	116,857
General and administrative	44,330	36,006	122,750	99,239
Restructuring	—	—	—	8,690
Total costs and operating expenses	197,541	167,885	545,385	453,221
Income from operations	$52,759	$32,253	$60,771	$12,260
Other (expense) income:
Interest expense	(463)	(1,197)	(1,079)	(2,986)
Interest income	506	769	2,077	4,792
(Loss) gain from remeasurement of foreign currency	(451)	(626)	(47)	6,897
Gain on available-for-sale debt securities	3	—	3	166
Total other (expense) income, net	(405)	(1,054)	954	8,869
Income before income taxes	52,354	31,199	61,725	21,129
(Benefit from) provision for income taxes	(22,189)	1,568	(17,189)	7,665
Net income	$74,543	$29,631	$78,914	$13,464
Other comprehensive (loss) income:
Foreign currency translation adjustment	1,176	(1,917)	3,152	7,415
Unrealized (losses) gains on available-for-sale debt securities, net of taxes	(7)	20	(54)	(145)
Total other comprehensive income (loss)	1,169	(1,897)	3,098	7,270
Comprehensive income	$75,712	$27,734	$82,012	$20,734

Net income attributable to common stockholders – basic and diluted	$74,543	$29,631	$78,914	$13,464
Net income per share attributable to common stockholders – basic	$0.61	$0.24	$0.65	$0.11
Net income per share attributable to common stockholders – diluted	$0.57	$0.23	$0.61	$0.11
Weighted average common shares outstanding – basic	121,956,220	122,434,615	122,177,966	122,504,476
Weighted average common shares outstanding – diluted	129,703,126	127,675,613	129,002,208	127,495,177
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (Amounts in thousands, except share amounts)

	Three Months Ended September 30, 2026
								Accumulated
	Voting		Non-Voting		Treasury Voting		Additional	Other		Total
	Common Stock		Common Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at June 30, 2026	133,968,610	$13	—	$—	(12,359,463)	$(148,375)	$1,113,537	$4,417	$(153,002)	$816,590
Issuance of common stock upon exercise of stock options, net of tax withheld	154,880	—	—	—	—	—	751	—	—	751
Issuance of common stock upon settlement of restricted stock units, net of tax withheld	714,068	—	—	—	—	—	(2,134)	—	—	(2,134)
Issuance of treasury stock under equity incentive plans	—	—	—	—	16,860	243	(243)	—	—	—
Common stock repurchases, including related costs	—	—	—	—	—	304	—	—	—	304
Foreign currency translation adjustment	—	—	—	—	—	—	—	1,176	—	1,176
Unrealized losses on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	(7)	—	(7)
Stock-based compensation	—	—	—	—	—	—	18,175	—	—	18,175
Net income	—	—	—	—	—	—	—	—	74,543	74,543
Balances at September 30, 2026	134,837,558	$13	—	$—	(12,342,603)	$(147,828)	$1,130,086	$5,586	$(78,459)	$909,398

	Three Months Ended September 30, 2025
	Voting		Non-Voting		Treasury Voting		Additional	Accumulated	Accumulated	Total
								Other
	Common Stock		Common Stock		Common Stock		Paid-in	Comprehensive		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at June 30, 2025	129,076,628	$13	1,873,320	$—	(8,769,147)	$(98,739)	$1,071,085	$7,101	$(187,037)	$792,423
Issuance of common stock upon exercise of stock options, net of tax withheld	105,486	—	—	—	—	—	311	—	—	311
Issuance of common stock upon settlement of restricted stock units, net of tax withheld	450,612	—	—	—	—	—	(893)	—	—	(893)
Issuance of treasury stock under equity incentive plans	—	—	—	—	8,621	97	(97)	—	—	—
Issuance of common stock under employee stock purchase plan	129,118	—	—	—	—	—	1,285	—	—	1,285
Common stock repurchases, including related costs	—	—	—	—	(762,379)	(10,045)	—	—	—	(10,045)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,917)	—	(1,917)
Unrealized gains on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	20	—	20
Stock-based compensation	—	—	—	—	—	—	18,311	—	—	18,311
Net income	—	—	—	—	—	—	—	—	29,631	29,631
Balances at September 30, 2025	129,761,844	$13	1,873,320	$—	(9,522,905)	$(108,687)	$1,090,002	$5,204	$(157,406)	$829,126

	Nine Months Ended September 30, 2026
	Voting		Non-Voting		Treasury Voting		Additional	Accumulated	Accumulated	Total
								Other
	Common Stock		Common Stock		Common Stock		Paid-in	Comprehensive		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2025	130,335,519	$13	1,873,320	$—	(10,249,429)	$(118,636)	$1,108,679	$2,488	$(157,373)	$835,171
Issuance of common stock upon exercise of stock options, net of tax withheld	867,430	—	—	—	—	—	2,908	—	—	2,908
Issuance of common stock upon settlement of restricted stock units, net of tax withheld	3,498,619	—	—	—	—	—	(7,485)	—	—	(7,485)
Issuance of treasury stock under equity incentive plans	—	—	—	—	80,753	982	(982)	—	—	—
Issuance of common stock under employee stock purchase plan	135,990	—	—	—	—	—	1,592	—	—	1,592
Common stock repurchases, including related costs	—	—	—	—	(2,173,927)	(30,174)	—	—	—	(30,174)
Repurchase and retirement of non-voting common stock	—	—	(1,873,320)	—	—	—	(29,036)	—	—	(29,036)
Foreign currency translation adjustment	—	—	—	—	—	—	—	3,152	—	3,152
Unrealized losses on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	(54)	—	(54)
Stock-based compensation	—	—	—	—	—	—	54,410	—	—	54,410
Net income	—	—	—	—	—	—	—	—	78,914	78,914
Balances at September 30, 2026	134,837,558	$13	—	$—	(12,342,603)	$(147,828)	$1,130,086	$5,586	$(78,459)	$909,398

	Nine Months Ended September 30, 2025
	Voting		Non-Voting		Treasury Voting		Additional	Accumulated	Accumulated	Total
								Other
	Common Stock		Common Stock		Common Stock		Paid-in	Comprehensive		Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	126,853,852	$13	1,873,320	$—	(4,670,974)	$(46,268)	$1,033,958	$(2,066)	$(170,870)	$814,767
Issuance of common stock upon exercise of stock options, net of tax withheld	767,953	—	—	—	—	—	2,064	—	—	2,064
Issuance of common stock upon settlement of restricted stock units, net of tax withheld	1,880,125	—	—	—	—	—	(3,257)	—	—	(3,257)
Issuance of treasury stock under equity incentive plans	—	—	—	—	37,133	394	(394)	—	—	—
Issuance of common stock under employee stock purchase plan	217,916	—	—	—	—	—	2,527	—	—	2,527
Issuance of common stock for retention bonus	41,998	—	—	—	—	—	—	—	—	—
Common stock repurchases, including related costs	—	—	—	—	(4,889,064)	(62,813)	—	—	—	(62,813)
Foreign currency translation adjustment	—	—	—	—	—	—	—	7,415	—	7,415
Unrealized losses on available-for-sale debt securities, net of taxes	—	—	—	—	—	—	—	(145)	—	(145)
Stock-based compensation	—	—	—	—	—	—	55,104	—	—	55,104
Net income	—	—	—	—	—	—	—	—	13,464	13,464
Balances at September 30, 2025	129,761,844	$13	1,873,320	$—	(9,522,905)	$(108,687)	$1,090,002	$5,204	$(157,406)	$829,126
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYWIRE CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (Amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$78,914	$13,464
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized gain from remeasurement of foreign currency	(4,802)	(10,458)
Depreciation and amortization	22,657	19,037
Stock-based compensation expense	52,097	53,473
Amortization of deferred contract costs	1,724	1,167
Change in fair value of contingent consideration	1,794	(1,223)
Deferred tax benefit	(29,187)	(452)
Change in provision for uncollectible accounts	2,011	1,629
Amortization of debt issuance costs	296	173
Net accretion of discounts and amortization of premiums on investments	(19)	(612)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,684)	(11,585)
Unbilled receivables	1,247	2,105
Funds receivable from payment partners	(1,542)	(42,686)
Prepaid expenses, other current assets and other assets	(22,902)	(21,304)
Funds payable to clients	27,167	83,343
Accounts payable, accrued expenses and other current liabilities	14,441	7,537
Contingent consideration	—	(74)
Other liabilities	(948)	2,542
Deferred revenue	3,153	(787)
Net cash provided by operating activities	130,417	95,289
Cash flows from investing activities:
Acquisitions of businesses, net of cash acquired	—	(324,921)
Assets acquisition	(3,229)	—
Purchase of short-term and long-term investments	—	(14,199)
Proceeds from the maturity and sale of short-term and long-term investments	21,401	154,725
Capitalization of internally developed software	(10,068)	(5,813)
Purchases of property and equipment	(621)	(960)
Net cash provided by (used in) investing activities	7,483	(191,168)
Cash flows from financing activities:
Proceeds from issuance of revolving credit facility	—	125,000
Payment of revolving credit facility	—	(110,000)
Payment of debt issuance costs	—	(758)
Contingent consideration paid for acquisitions	—	(4,139)
Payments of tax withholdings for net settled equity awards	(7,485)	(3,257)
Common stock repurchased including related costs	(30,523)	(64,319)
Non-voting common stock repurchased and retired	(29,036)	—
Proceeds from the issuance of stock under Employee Stock Purchase Plan	1,592	2,527
Proceeds from exercise of stock options	2,908	2,064
Deferred acquisition payment	(1,000)	(1,000)
Net cash used in financing activities	(63,544)	(53,882)
Effect of exchange rates changes on cash and cash equivalents	2,514	9,433
Net change in cash and cash equivalents	76,870	(140,328)
Cash and cash equivalents, beginning of period	330,303	495,242
Cash and cash equivalents, end of period	$407,173	$354,914
Supplemental disclosures of cash flow and noncash information
Purchase of property and equipment in accounts payable	124	25
Capitalized stock-based compensation expense	2,313	1,630
Accrued excise tax related to common stock repurchased	—	319
Cash paid for interest	—	1,933
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
The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of results to be expected for the year ended December 31, 2026, any other interim periods or any future year or period. The accompanying consolidated balance sheet as of December 31, 2025, was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2025. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted from the interim unaudited condensed consolidated financial statements.
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
During the third quarter of 2026, the Company identified and corrected an error related to the repurchase and retirement of its non-voting common stock that occurred in the second quarter of 2026. This error resulted in the overstatement of the reported treasury stock and additional paid-in capital balances as of June 30, 2026 by $29.0 million each. Management evaluated the materiality of this error from a quantitative and qualitative perspective and concluded that it is immaterial to the previously issued condensed consolidated financial statements. The Company will revise its condensed consolidated statements of stockholders’ equity for the three and six month periods ended June 30, 2026 to correct for this error and such revision has been reflected in the accompanying condensed consolidated statements of stockholders’ equity as an adjustment to the ending June 30, 2026 equity balances. This error was limited to the balances reported within total stockholders’ equity and had no impact on the Company’s previously reported total stockholders' equity, or any previously reported amounts on the statements of operations and comprehensive income, or statements of cash flows as of and for the three and six months ended June 30, 2026.
Segment Information
The Company has a single operating and reportable segment. See Note 3 - Segment Information for additional details regarding the Company's significant segment expenses.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates include, but are not limited to, the valuation of acquired intangible assets and other long-lived assets and their useful lives. Actual results may differ from those estimates or assumptions.
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
To reflect the estimated realizable value of accounts receivable and unbilled receivables, the Company maintains an allowance for credit losses. The allowance is determined by applying a loss-rate method based on an aging schedule using the Company's historical loss rate. The Company also considers reasonable and supportable current information in determining its estimated loss rates, such as external forecasts, macroeconomic trends, or other factors that are associated with the credit quality of the Company’s customer base. The Company did not experience any material credit losses for the three and nine months ended September 30, 2026 and 2025.
Accounts receivable are derived from revenue earned from clients located in the U.S. and internationally. There were no clients that represented 10% or more of the accounts receivable balance as of September 30, 2026 or December 31, 2025.
Funds receivable from payment partners consists primarily of cash held by the Company’s global payment processing partners that have not yet been remitted to the Company. The following table shows payment partners that represent 10% or more of funds receivable from payment partners:

	September 30, 2026	December 31, 2025
Partner A	*	47%
Partner B	62%	25%
______________________
*Less than 10% of total balance.
During the three and nine months ended September 30, 2026 and 2025, no client accounted for 10% or more of total revenue.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1 - Business Overview and Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Advertising Costs
Advertising costs are expensed as incurred and are included in selling and marketing expenses in the condensed consolidated statements of operations and comprehensive income. Advertising expenses were $1.6 million and $1.9 million for the three months ended September 30, 2026 and 2025, respectively. Advertising expenses were $5.0 million and $5.8 million for the nine months ended September 30, 2026 and 2025, respectively.
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
Accounting Pronouncements Not Yet Adopted
The following Accounting Standards Updates (ASUs) were issued by the Financial Accounting Standards Board (FASB) but not yet adopted by Flywire as of September 30, 2026:
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
ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software: ASU 2025-06 amends certain aspects of the accounting for and disclosure of software costs. Rather than identifying stages, ASC 350-40-25-12 clarifies the following must be met to begin capitalizing software costs: (i) management, with the relevant authority, implicitly or explicitly authorizes and commits to funding a computer software project; and (ii) it is probable that the project will be completed and the software will be used to perform the function intended (probable-to-complete recognition threshold). ASU 2025-06 is effective for the Company for the annual period beginning on January 1, 2028, and interim reporting periods within those annual reporting periods beginning on January 1, 2028. ASU 2025-06 can be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

Note 2.  Revenue and Recognition
The following table presents revenue disaggregated by geographical area and major solutions. The categorization of revenue by geographical location is determined based on the location where the client resides.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Primary geographical markets
Americas	$113,142	$92,143	$284,264	$211,361
EMEA	105,831	82,945	235,079	185,170
APAC	31,327	25,050	86,813	68,950
Total revenue	$250,300	$200,138	$606,156	$465,481
Major solutions
Transactions	$215,105	$167,185	$506,208	$376,249
Platform and other revenues	35,195	32,953	99,948	89,232
Total revenue	$250,300	$200,138	$606,156	$465,481
For the three months ended September 30, 2026 and 2025, the Company recognized $2.7 million and $0.7 million in revenue from amounts that were included in deferred revenue as of December 31, 2025 and 2024, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized $18.3 million and $6.4 million in revenue from amounts that were included in deferred revenue as of December 31, 2025 and 2024, respectively.
Remaining Performance Obligations
The Company has performance obligations associated with certain clients' contracts for future services that have not yet been recognized as revenue. As of September 30, 2026, the aggregate amount of transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied, including deferred revenue, was approximately $20.3 million. Of the total remaining performance obligations, the Company expects to recognize approximately 53.6% within the next year, 20.9% after one year through year two, and 25.5% over the next three to five years thereafter. Actual amounts and timing of revenue recognized may differ due to subsequent contract modifications, renewals and/or terminations.
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
The following table presents the Company's significant segment expenses and other segment items for the three and nine months ended September 30, 2026 and 2025. The CODM does not regularly review segment asset information, which is total assets, for the purpose of assessing performance and making resource allocation decisions; therefore, such information is not presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue	$250,300	$200,138	$606,156	$465,481
Less:
Payment processing services costs	88,685	66,582	233,137	162,361
Personnel expense (a)	43,717	42,784	136,210	125,206
Other segment items (b)	39,645	33,575	98,502	85,731
Depreciation and amortization expense	7,991	7,165	24,510	20,203
Stock-based compensation expense (c)	17,503	17,779	53,026	51,030
Restructuring	—	—	—	8,690
Interest expense	463	1,197	1,079	2,986
Interest income	(506)	(769)	(2,077)	(4,792)
Loss (gain) from remeasurement of foreign currency	451	626	47	(6,897)
Gain on available-for-sale debt securities	(3)	—	(3)	(166)
(Benefit from) provision for income taxes	(22,189)	1,568	(17,189)	7,665
Segment income	$74,543	$29,631	$78,914	$13,464
____________________________
(a)Personnel expense includes employees' and contractors' compensation in technology and development, selling and marketing, and general and administrative operating expenses.
(b)Other segment items in segment income include the following expenses: professional fees, marketing, travel, facilities, software, ancillary services, acquisition-related transaction costs, and other general and administrative costs.
(c)Stock-based compensation expense includes employer payroll taxes and excludes stock-based compensation relating to restructuring.
See Note 2 - Revenue and Recognition for information regarding the Company's revenue by geographic area.
Note 4.  Investments
The following table summarizes the estimated fair value of available-for-sale debt securities included within short-term investments as of September 30, 2026 (in thousands):

	September 30, 2026
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Accrued Interest Receivable	Aggregate Fair Value
Short-term investments
U.S. Government obligations	3,000	—	—	43	3,043
Total short-term investments	3,000	—	—	43	3,043
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

As of September 30, 2026 and December 31, 2025, all of the Company's available-for-sale debt securities are due within one year.
As of September 30, 2026 and December 31, 2025, none of the investments in available-for-sale debt securities were in an unrealized loss position.
For the three and nine months ended September 30, 2026, the Company received proceeds of $8.7 million and $21.4 million from the maturity and sale of short-term investments, respectively. For the three and nine months ended September 30, 2025, the Company received proceeds of $12.4 million and $154.7 million from the maturity and sale of short-term and long-term investments, respectively, primarily used to partially pay down the outstanding debt under the Company's revolving credit facility used for the Sertifi acquisition.
Realized gains and losses on investments are calculated on the basis of specific identification. During the three and nine months ended September 30, 2026, realized gains were less than $0.1 million and there were no realized losses on the sale of the available-for-sale debt securities. During the three months ended September 30, 2025, there were no realized gains or losses on the sale of the available-for-sale debt securities. During the nine months ended September 30, 2025, realized gains were $0.2 million and realized losses were less than $0.1 million on the sale of available-for-sale debt securities.
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

The following tables present the Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

	Measured at Fair Value as of September 30, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$58,038	$—	$—	$58,038
Short-term investments
U.S. Government obligations	—	3,043	—	3,043
Total short-term investments	—	3,043	—	3,043
Total financial assets	$58,038	$3,043	$—	$61,081
Financial Liabilities:
Foreign exchange contracts	$—	$252	$—	$252
Contingent consideration	—	—	3,840	3,840
Total financial liabilities	$—	$252	$3,840	$4,092

	Measured at Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents
Money market funds	$34,857	$—	$—	$34,857
Foreign exchange contracts	—	342	—	342
Short-term investments
Corporate bonds	—	4,850	—	4,850
U.S. Government obligations	—	19,842	—	19,842
Total short-term investments	—	24,692	—	24,692
Total financial assets	$34,857	$25,034	$—	$59,891
Financial Liabilities:
Foreign exchange contracts	$—	$425	$—	$425
Contingent consideration	—	—	2,046	2,046
Total financial liabilities	$—	$425	$2,046	$2,471
During the nine months ended September 30, 2026, and the year ended December 31, 2025, there were no transfers between Level 1, Level 2, or Level 3.
Contingent consideration
Sertifi LLC (Sertifi)
The fair value of the contingent consideration related to the gross profit milestone from the Company’s acquisition of Sertifi in February 2025 was determined using an option pricing model and the fair value of the contingent consideration related to the technology and security integration milestones was determined using a scenario-based method. Refer to Note 10 - Business Combinations for additional details on the Sertifi acquisition. The following table presents the unobservable inputs incorporated into the fair value of the contingent consideration liability as of September 30, 2026.

	September 30, 2026			December 31, 2025
Discount rate	6.6%			6.6%
Probability of successful achievement (a)	37%	-	42%	15%	-	37%

(a)Probability of successful achievement was set at different targets based on the Company’s estimates on achieving them. The weighted average probability of successful achievement was 38.4% as of September 30, 2026.

Increases or decreases in the discount rate would result in a lower or higher fair value measurement, respectively. Increases or decreases in any of the probabilities of success in which the gross profit and technology and security milestones are expected to be achieved would result in higher or lower fair value measurement, respectively.
Changes in the fair value of contingent consideration are included as a component of general and administrative expense within the condensed consolidated statements of operations and comprehensive (loss) income. At September 30, 2026 and December 31, 2025, $3.8 million and $2.0 million, respectively, of contingent consideration was reflected in the Company's balance sheet in accrued expenses and other current liabilities. The following table summarizes the changes in the carrying value of the contingent consideration for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Beginning balance	$2,046	$5,094
Additions	—	3,107
Change in fair value	1,794	(1,223)
Contingent consideration paid (a)	—	(4,213)
Foreign currency translation adjustment	—	(41)
Ending balance	$3,840	$2,724

(a)Contingent consideration when paid is bifurcated between the financing and operating sections of the condensed consolidated statement of cash flows. Amounts paid up to the fair value initially recorded in purchase accounting is reported in the financing section of the condensed consolidated statement of cash flows, while any excess is reported in the operating section of the condensed consolidated statement of cash flows.
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
As of September 30, 2026 and December 31, 2025, the Company had 25,852 and 18,355 open foreign exchange contracts related to clients and their customers' payments, respectively. As of September 30, 2026 and December 31, 2025, the Company had foreign currency forward contracts related to clients and their customers' payments outstanding with notional amounts of $118.7 million and $66.5 million, respectively.
As of September 30, 2026 and December 31, 2025, the Company had one and two open foreign exchange contracts related to intercompany loans, respectively. As of September 30, 2026 and December 31, 2025, the Company had foreign exchange contracts related to intercompany loans outstanding with notional amounts of $25.1 million and $83.7 million, respectively.
The Company records all derivative instruments in the condensed consolidated balance sheets at their fair values. The Company recorded a liability of $0.3 million related to outstanding foreign exchange contracts as of September 30, 2026. The Company recorded an asset of $0.3 million and a liability of $0.4 million related to outstanding foreign exchange contracts as of December 31, 2025, respectively. Assets and liabilities associated with outstanding foreign exchange contracts are recorded within prepaid expenses and other current assets and accrued expenses and other current liabilities, respectively, on the condensed consolidated balance sheets.
The Company recognized losses of $0.2 million and $1.0 million on the intercompany loan derivatives during the three and nine months ended September 30, 2026, respectively. The Company recognized a gain of $0.2 million on the intercompany loan derivatives during the three and nine months ended September 30, 2025. The Company recognized losses on derivatives related to clients and their customers' payments of $2.8 million and $4.2 million during the three and nine months ended September 30, 2026, respectively. The Company recognized losses on derivatives related to clients and their customers' payments of $1.0 million and $0.4 million during the three and nine months ended September 30, 2025, respectively.

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
Note 7.  Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of the dates presented (in thousands):

	September 30, 2026	December 31, 2025
Accrued employee compensation and related taxes	$24,035	$21,728
Accrued income and other non-employee related taxes	10,811	8,558
Accrued vendor liabilities	5,765	5,168
Sales tax payable	2,032	2,132
Current portion of contingent consideration	5,305	2,046
Accrued professional services	1,929	1,895
Current portion of operating lease liabilities	1,413	1,346
Other accrued expenses and current liabilities	16,498	12,842
Accrued expenses and other current liabilities	$67,788	$55,715
Note 8.  Property and Equipment, net
Property and equipment, net consisted of the following as of the dates presented (in thousands):

	September 30, 2026	December 31, 2025
Internal-use software	$42,444	$31,074
Computer equipment and software	5,109	4,708
Leasehold improvements	3,816	4,305
Furniture and fixtures	784	788
Total property and equipment	52,153	40,875
Less: Accumulated depreciation and amortization	(23,064)	(18,750)
Property and equipment, net	$29,089	$22,125
Depreciation of property and equipment and amortization of internal-use software for the three months ended September 30, 2026 and 2025 was $1.7 million and $1.5 million, respectively. Depreciation of property and equipment and amortization of internal-use software for the nine months ended September 30, 2026 and 2025 was $5.1 million and $4.4 million, respectively.
The Company capitalized $11.4 million and $6.6 million in costs related to internal-use software during the nine months ended September 30, 2026 and 2025. During the nine months ended September 30, 2026 and 2025, $1.3 million and $0.7 million, respectively, of stock-based compensation was capitalized to internal-use software.
Software developed for internal use is amortized on a straight-line basis over its estimated useful life of five years.
As of September 30, 2026 and December 31, 2025, the carrying value of internal-use software was $27.2 million and $20.2 million, respectively. Amortization expense related to internal-use software for the three months ended September 30, 2026 and 2025 was $1.4 million and $1.2 million, respectively. Amortization expense related to internal-use software for the nine months ended September 30, 2026 and 2025 was $4.3 million and $3.5 million, respectively.
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
	$86,700
The results of Sertifi have been included in the condensed consolidated financial statements since the date of the acquisition. Sertifi contributed $7.8 million in platform revenue and $5.1 million in transactional revenue during the three months ended September 30, 2025. Sertifi contributed $18.4 million in platform revenue and $11.5 million in transactional revenue during the nine months ended September 30, 2025. The Company has not disclosed net income or loss since the acquisition date as the business was fully integrated into the consolidated Company's operations and therefore it was impracticable to determine this amount.
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information shows the results of the Company’s operations for the nine months ended September 30, 2025, as if the acquisition had occurred on January 1, 2024. The unaudited pro forma financial information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had occurred as of that date. The unaudited pro forma information is also not intended to be a projection of future results due to the integration of the acquired operations of Sertifi. The unaudited pro forma information reflects the effects of applying the Company’s accounting policies and certain pro forma adjustments to the combined historical financial information of the Company and Sertifi. The pro forma adjustments include:
•incremental amortization expense associated with the fair value of identified intangible assets;
•incremental employee compensation expense for Sertifi employees;
•interest expense for borrowings related to the acquisition;
•transaction costs; and

•the estimated tax impact of the above items.

	Nine Months Ended September 30, 2025
(in thousands)	Actual	Pro Forma
Revenue	$465,481	$472,239
Net income	$13,464	$12,785
Note 11.  Goodwill and Acquired Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amount of goodwill as of the dates presented (in thousands):

September 30, 2026
Balance at December 31, 2025	$406,507
Foreign currency translation adjustment	1,139
Balance at September 30, 2026	$407,646
Acquired Intangible Assets
Acquired intangible assets subject to amortization consisted of the following (dollars in thousands):

	September 30, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Acquired Relationships	$182,232	$(41,413)	$140,819	11.05
Developed Technology	76,090	(43,936)	32,154	5.48
Trade Name/Trademark	5,139	(883)	4,256	7.94
	$263,461	$(86,232)	$177,229

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (Years)
Acquired Relationships	$176,913	$(32,484)	$144,429	11.74
Developed Technology	75,543	(35,576)	39,967	5.94
Trade Name/Trademark	5,134	(480)	4,654	8.60
	$257,590	$(68,540)	$189,050
During the three months ended September 30, 2026, the Company completed an asset acquisition of certain customer relationships in its education vertical primarily in Canada for an upfront payment of $3.2 million and contingent consideration of up to $3.9 million. The total capitalized costs of the acquired asset was $4.8 million, consisting of the upfront cash payment of $3.2 million, capitalized transaction costs of $0.1 million, and an accrued liability of $1.5 million for contingent consideration deemed probable and reasonably estimable at the acquisition date. The contingent consideration is based on the successful execution of specific commercial contracts through November 20, 2026, which will be capitalized as additional cost of the asset.
Amortization expense for the three months ended September 30, 2026 and 2025 was $5.7 million and $5.3 million, respectively. Amortization expense for the nine months ended September 30, 2026 and 2025 was $17.6 million and $14.7 million, respectively.

As of September 30, 2026, the estimated annual amortization expense of intangible assets for each of the next five years and thereafter is expected to be as follows (in thousands):

Estimated Amortization Expense
Remainder of fiscal year 2026	$5,620
2027	21,305
2028	21,237
2029	20,729
2030	18,758
2031	17,324
Thereafter	72,256
$177,229
Note 12.  Debt
2024 Amended Revolving Credit Facility
There were no borrowings outstanding under the 2024 Amended Revolving Credit Facility as of September 30, 2026 and December 31, 2025.
The Company was in compliance with all covenants associated with the 2024 Amended Revolving Credit Facility as of September 30, 2026.
On February 23, 2024, the Company entered into an Amended and Restated Credit Agreement for a five-year senior secured revolving credit syndication loan (2024 Revolving Credit Facility) with four banks for a total commitment of $125.0 million. The 2024 Revolving Credit Facility provides for an incremental facility in an amount equal to $50.0 million plus 100% of Consolidated Adjusted EBITDA based on the most recent consolidated financial information. In addition, the 2024 Revolving Credit Facility includes a $10.0 million letter of credit sub-facility and a $5.0 million swingline sub-facility, with available borrowings under the 2024 Revolving Credit Facility reduced by the amount of any letters of credit and swingline borrowings outstanding from time to time. As of September 30, 2026 and December 31, 2025, no letters of credit were issued under the 2024 Revolving Credit Facility. The 2024 Revolving Credit Facility is guaranteed by Flywire’s current and future material domestic subsidiaries and is secured by substantially all of the assets of the borrowers and guarantors thereunder, subject to customary exceptions.
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
Interest expense for the three months ended September 30, 2026 and 2025 was $0.5 million and $1.2 million, respectively. Interest expense for the nine months ended September 30, 2026 and 2025 was $1.1 million and $3.0 million, respectively. Interest expense consists primarily of interest expense, amortization of debt issuance costs, and unused commitment fees related to our 2024 Amended Revolving Credit Facility.
Letters of Credit
As of September 30, 2026 and December 31, 2025, the Company had outstanding and unused letters of credit in the amount of approximately $7.9 million and $7.9 million, respectively, for the purpose of protecting third-party service providers against defaults. These outstanding letters of credit do not reduce the borrowing capacity or impact the available borrowings under the Company's 2024 Amended Revolving Credit Facility.

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
During the three months ended September 30, 2026, the Company had no repurchases of its common stock. During the nine months ended September 30, 2026, the Company repurchased 4,047,247 shares of its common stock for an aggregate amount, including commissions and accrued excise tax, if any, of $59.2 million under the Repurchase Program. With the exception of the Non-Voting Common Stock Repurchase, the repurchased shares are currently being held as treasury stock on the condensed consolidated balance sheet. As of September 30, 2026, approximately $122.7 million of the $300.0 million authorized amount under the Repurchase Program remained available for future repurchases.
All of the Company’s repurchases are subject to a 1% excise tax enacted by the Inflation Reduction Act of 2022 (the IRA). The amount of share repurchases subject to the excise tax are reduced by the fair market value of any shares issued during the taxable year. As of September 30, 2026, the Company had no accrued excise tax liability pursuant to the IRA. The accrued excise tax liability is included in the cost of treasury stock and accrued expenses and other current liabilities on the Company's condensed consolidated balance sheet. During the three months ended June 30, 2026, the Company paid $0.3 million of its accrued excise tax liability related to the 2025 tax year.

Treasury Stock
The Company may issue treasury stock upon the exercise of stock options and vesting of restricted stock units granted under its equity incentive plans. The Company issued 16,860 and 80,753 treasury shares at an average cost of $14.35 and $12.15 per share during the three and nine months ended September 30, 2026, respectively. The Company issued 8,621 and 37,133 treasury shares at an average cost of $11.34 and $10.64 per share during the three and nine months ended September 30, 2025. The Company intends to issue treasury shares as long as an adequate number of those shares are available.
Comprehensive Income
Comprehensive income includes all changes in equity during the period and is comprised of net income and other comprehensive income (loss). Accumulated other comprehensive income (AOCI) reported on the Company's condensed consolidated balance sheets for the period ending September 30, 2026 consists of foreign currency translation adjustment and the unrealized gains and losses, net of applicable taxes, on available-for-sale debt securities.
The following tables summarize the changes in AOCI for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Unrealized Gains (Losses) on Available-for-Sale Debt Securities, net	Foreign Currency Translation Adjustment	Total	Unrealized Gains (Losses) on Available-for-Sale Debt Securities, net	Foreign Currency Translation Adjustment	Total
Beginning balance	$8	$4,409	$4,417	$43	$7,058	$7,101
Other comprehensive (loss) income before reclassifications	(7)	1,176	1,169	20	(1,917)	(1,897)
Net current period other comprehensive (loss) income	(7)	1,176	1,169	20	(1,917)	(1,897)
Ending balance	$1	$5,585	$5,586	$63	$5,141	$5,204

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Unrealized Gains (Losses) on Available-for-Sale Debt Securities, net	Foreign Currency Translation Adjustment	Total	Unrealized Gains (Losses) on Available-for-Sale Debt Securities, net	Foreign Currency Translation Adjustment	Total
Beginning balance	$55	$2,433	$2,488	$208	$(2,274)	$(2,066)
Other comprehensive (loss) income before reclassifications	(54)	3,152	3,098	(145)	7,415	7,270
Net current period other comprehensive (loss) income	(54)	3,152	3,098	(145)	7,415	7,270
Ending balance	$1	$5,585	$5,586	$63	$5,141	$5,204
Reserved Shares of Common Stock for Future Issuance
As of September 30, 2026, the Company had reserved shares of common stock for future issuance as follows:

Issued and outstanding stock options	4,040,500
Issued and outstanding restricted stock units	12,696,840
Available for issuance under the 2021 Equity Incentive Plan	18,116,406
Available for issuance under Employee Stock Purchase Plan	6,623,078
41,476,824
Note 14.  Stock-Based Compensation
Stock Options
Stock options granted under the 2021 Plan generally vest based on continued service over four years and expire within ten years from the date of grant. Any options that are cancelled or forfeited before expiration become available for future grants.

The Company did not grant any options to purchase shares of common stock during the three and nine months ended September 30, 2026 and 2025.
As of September 30, 2026, there was no unrecognized compensation expense related to unvested stock options.
Restricted Stock Units
The Company awarded restricted stock units to employees and certain non-employee board members under the 2021 Plan. During the three and nine months ended September 30, 2026, the Company awarded restricted stock units covering an aggregate of 0.2 million and 6.2 million shares of common stock, respectively. The fair value of each restricted stock unit is estimated based on the fair value of the Company's common stock on the date of the grant. The restricted stock units vest over the requisite service period, which range between one and four years from the date of the grant, subject to the continued employment of the employees and service of the non-employee board members.
As of September 30, 2026, there was $136.7 million of total unrecognized compensation expense related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.72 years.
Employee Stock Purchase Plan
In April 2021, the Company’s board of directors adopted, and in May 2021 its stockholders approved, the 2021 Employee Stock Purchase Plan (ESPP), which became effective on May 28, 2021. The ESPP authorizes the issuance of shares of common stock pursuant to purchase rights granted to "eligible employees". As of September 30, 2026, a total of 6,623,078 shares of common stock have been reserved for future issuance under the ESPP, in addition to any annual automatic evergreen increases in the number of shares of common stock reserved for future issuance under the ESPP. The price at which common stock is purchased under the ESPP is equal to 85% of the fair market value of a share of common stock on the first or last day of the offering period, whichever is lower. Eligible employees can contribute up to the lesser of 15% of their eligible compensation and the IRS limit. Offering periods are generally six months long.
The fair value of the ESPP offering during the three months ended September 30, 2026, was estimated at the start of the offering period using the Black-Scholes option-pricing model with the following assumptions: (i) expected term of six months, (ii) expected volatility of 50.06%, (iii) risk-free interest rate of 3.79% and (iv) expected dividend yield of 0%.
As of September 30, 2026, there was $0.1 million of unrecognized compensation expense related to the ESPP.
Stock-Based Compensation Costs
The following table summarizes the stock-based compensation expense for (i) stock options and restricted stock units granted to employees and non-employee board members and (ii) ESPP shares that were purchased by employees that were recorded in the Company’s condensed consolidated statements of operations and comprehensive (loss) income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Technology and development	$2,233	$3,558	$7,975	$10,077
Selling and marketing	5,883	5,200	16,721	14,580
General and administrative	9,134	8,975	27,401	26,366
Restructuring	—	—	—	2,450
Total stock-based compensation expense	$17,250	$17,733	$52,097	$53,473
During the three months ended September 30, 2026 and 2025, $0.9 million and $0.6 million, respectively, of stock-based compensation was capitalized to internal-use software, deferred contract costs, and cloud-computing arrangement implementation costs. During the nine months ended September 30, 2026 and 2025, $2.3 million and $1.6 million, respectively, of stock-based compensation was capitalized to internal-use software, deferred contract costs, and cloud-computing arrangement implementation costs.
Note 15.  Net Income per Share
Basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income attributable to common stockholders is computed by adjusting net income attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income per share attributable to common stockholders is computed by dividing the diluted net income attributable to common stockholders by the weighted-average number of common shares outstanding, including all potentially dilutive common shares, if the effect of such shares is dilutive. The dilutive effect of outstanding equity incentive awards is reflected in diluted net income per share by application of the treasury stock method.
In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.
The rights, including the liquidation and dividend rights, of the voting and non-voting common stock are identical, except with respect to voting rights. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net income per share attributable to common stockholders are, therefore, the same for both voting and non-voting common stock on both individual and combined basis.
Basic and diluted net income per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$74,543	$29,631	$78,914	$13,464
Net income attributable to common stockholders – basic and diluted	$74,543	$29,631	$78,914	$13,464
Denominator:
Weighted average common shares outstanding – basic	121,956,220	122,434,615	122,177,966	122,504,476
Effect of potentially dilutive stock options	2,585,939	2,915,403	2,621,966	3,118,924
Effect of potentially dilutive restricted stock units	5,160,967	2,325,595	4,202,276	1,871,777
Weighted average common shares outstanding – diluted	129,703,126	127,675,613	129,002,208	127,495,177
Net income per share:
Net income per share attributable to common stockholders – basic	$0.61	$0.24	$0.65	$0.11
Net income per share attributable to common stockholders – diluted	$0.57	$0.23	$0.61	$0.11
Outstanding potentially dilutive securities, which were excluded from the diluted net income per share calculations because they would have been antidilutive were as follows as of the dates presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unvested restricted stock units	429,731	1,393,233	1,149,471	1,414,188
Stock options to purchase common stock	1,315,903	3,191,378	1,729,054	3,778,630
Employee stock purchase plan shares	—	35,305	90,289	35,305
	1,745,634	4,619,916	2,968,814	5,228,123
Note 16.  Income Taxes
The Company’s (benefit from) provision for income taxes during the interim periods is determined using an estimate of the Company’s annual effective tax rate, which is adjusted for certain discrete tax items during the interim period. The Company recorded an income tax benefit of $22.2 million and an income tax provision of $1.6 million for the three months ended September 30, 2026 and 2025, respectively. The Company recorded an income tax benefit of $17.2 million and an income tax provision of $7.7 million for the nine months ended September 30, 2026 and 2025, respectively. The income tax benefit for both the three and nine months ended September 30, 2026 was primarily driven by the release of the U.S. valuation allowance, partially offset by activity in the Company's foreign subsidiaries and U.S. state taxes. The income tax provision for both the three and nine months ended September 30, 2025, was primarily attributable to activity in the Company's foreign subsidiaries and U.S. state taxes.
For the nine months ended September 30, 2026, the Company’s effective tax rate differed from the U.S. federal statutory rate primarily due to the release of the U.S. valuation allowance, research and development tax credits, and non-deductible executive compensation. For the nine months ended September 30, 2025, the Company’s effective tax rate differed from the U.S. federal statutory rate primarily due to the impact of non-deductible executive compensation and the change in the valuation allowance in the U.S.
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
The Company’s management evaluates the realizability of the Company’s deferred tax assets based on all available evidence, both positive and negative, and regularly assesses the need for a valuation allowance on its deferred tax assets. In making this assessment, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more likely than not that some or all the deferred tax assets will not be realized. The assessment requires significant judgment and is performed for each of the applicable jurisdictions.
During the nine months ended September 30, 2026, the Company demonstrated consistent and continued profitability over the preceding three-year period, both globally and within its U.S. operations. The Company’s ability to sustain and grow its profitability is supported by its success in building its client base around the world and the achievement of significant scale from expanding utilization by its clients’ customers. The Company anticipates it will achieve its sustained profitability through the normal course of business and does not expect that the realization of its deferred tax assets will be dependent on tax planning strategies, material improvements over present levels of consolidated pre-tax results, material changes in the present relationship between income reported for financial and tax purposes, or material asset sales or other non-routine transactions. Accordingly, the Company’s valuation allowance analysis is based on objective, verifiable evidence of recent profitability trends and reasonable projections of continued profitability. Further, given the Company's U.S. taxable income position for the annual periods ending on December 31, 2024 and 2025, the Company utilized more attributes than it generated which reduces its U.S. federal and state net deferred tax assets. As a result, in the third quarter of 2026, the Company concluded that its history of cumulative profitability in the U.S. over the preceding three-year period, along with increasingly favorable forecasts of continued future profitability in the U.S., provided sufficient positive evidence supporting the realizability of its U.S. deferred tax assets and, accordingly, the release of the related valuation allowance previously recorded against these deferred tax assets, resulting in a tax benefit of $25.2 million in the third quarter of 2026. Deferred tax assets are recorded within other assets on the condensed consolidated balance sheets. Following this release, the Company has no remaining valuation allowance against its U.S. federal and state deferred tax assets.
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act of 2025 (OBBBA), which introduced comprehensive changes to the U.S. corporate income tax system. While the majority of the OBBBA’s provisions became effective for the Company beginning January 1, 2026, certain capital investment and innovation incentives were retroactively applicable to the 2025 fiscal year. The OBBBA reinstated 100% bonus depreciation for qualified property placed in service after January 19, 2025. It also restored the ability to immediately expense domestic research and development (R&D) expenditures, allowing for a 100% deduction (or 50% over two years for unamortized costs) for tax years beginning after December 31, 2024. The impact of these retroactive changes was recognized in the Company’s income tax provision for the year ended December 31, 2025, and did not have a material effect on the consolidated financial statements. The Company continues to evaluate the long-term effects of the legislation on the Company's estimated annual effective tax rate and cash tax position. Based on current analysis, the OBBBA did not have a material impact on the Company's condensed consolidated financial statements for the nine months ended September 30, 2026.

Note 17.  Commitments and Contingencies
Legal proceedings
The Company is subject to various legal proceedings and claims from time to time, the outcomes of which are subject to significant uncertainty. The Company records an accrual for legal contingencies when it has determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the ability to make a reasonable estimate of the loss. If a material loss is reasonably possible, the Company discloses the nature of the contingency, and if estimable, the possible loss or range of loss.
As of September 30, 2026, other than the pending securities class action claim described below, the Company was not a party to any litigation the outcome of which, the Company believes, if determined adversely to it, would individually or in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows.
In the course of enhancing its sanctions compliance function, the Company initiated an internal review that identified issues related to the Company’s compliance with sanctions promulgated by the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC), including payments that may have originated from sanctioned jurisdictions or sanctioned persons. Although Flywire continues to evaluate whether these or other transactions constitute potential violations of sanctions (including whether certain of these payments may have been authorized by general licenses or license exemptions under the relevant sanctions regulations), Flywire has made voluntary submissions to OFAC to report the apparent violations and provide supplemental information. Flywire is currently engaging with OFAC to resolve these matters, and most recently responded in October 2026 to an OFAC request to clarify certain previously provided information. Based upon the results of the internal review completed to date, the Company does not believe that the amount of any loss incurred as a result of this matter would be material to its business, financial condition, results of operations or cash flows.
On July 25, 2025, the Company and certain of its current and former officers were named as defendants in a securities class action complaint captioned Hickman v. Flywire Corporation filed in the United States District Court for the Eastern District of New York on behalf of a putative class of investors who purchased Flywire securities from February 28, 2024, through February 25, 2025. In January 2026, the complaint was amended to, among other matters, remove a former officer from the claim and modify the class period to the time period between May 21, 2024 through February 25, 2025. Plaintiffs’ counsel filed a second amended complaint on May 7, 2026, which among other matters, added new allegations and another named plaintiff. Plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by purportedly overstating the strength and sustainability of the Company's revenue growth and understating the negative impact of certain government permit and visa related policies on the business. The lawsuit seeks unspecified damages, costs, attorneys’ fees, and other relief. The Company believes it has strong defenses against the asserted claims, intends to vigorously defend itself, and filed a motion to dismiss in response to the second amended complaint on June 15, 2026. On September 28, 2026, the Company submitted its reply memorandum of law in further support of its motion to dismiss the second amended class action complaint.
The Company cannot reasonably estimate the maximum potential exposure or the range of possible loss for this matter. The Company has not recorded an accrual for this matter because it has determined that a loss is not probable and reasonably estimable.
Indemnification
In the ordinary course of business, the Company agrees to indemnify certain partners and clients against third-party claims asserting infringement of certain intellectual property rights, data privacy breaches, damages caused to property or persons, or other liabilities relating to or arising from the Company’s payment platform or other contractual obligations. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any pending indemnification matters or claims, individually or in the aggregate, that are expected to have a material adverse effect on its financial position, results of operations, or cash flows and had not accrued any liabilities related to such obligations in its condensed consolidated financial statements for the periods ended September 30, 2026 and December 31, 2025.

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
•Rapid domestic and international payments volume growth. We have grown our total payment volume by approximately 27.7% period-over-period from $13.9 billion during the three months ended September 30, 2025 to $17.8 billion during the three months ended September 30, 2026. We have grown our total payment volume by approximately 32.5% period-over-period from $28.2 billion during the nine months ended September 30, 2025 to $37.4 billion during the nine months ended September 30, 2026.
•Expanded global payments network. We have continued to add to the capabilities of our payment network by means of new local bank accounts and payment partners, and have expanded our global reach to over 240 countries and territories and more than 140 currencies.
•Strong dollar-based net retention. For the year ended December 31, 2025, our annual net dollar-based retention rate was approximately 110%. We calculate the annual net dollar-based retention rate for a given year based on the weighted average of the quarterly net dollar-based retention rates for each quarter in that year. We calculate the quarterly net dollar-based retention rate for a given quarter by dividing the revenue we earned in that quarter by the revenue we earned from the same clients in the corresponding quarter of the previous year. Our calculation of quarterly net dollar-based retention rate for a given quarter only includes revenue from clients that were clients at the beginning of the corresponding quarter of the previous year.
As of September 30, 2026, we serve approximately 5,400 clients around the world, excluding clients acquired from the Sertifi and Invoiced acquisitions. In education, we serve approximately 3,400 institutions. In healthcare, we power more than 150 healthcare systems, including four of the top 10 healthcare systems in the United States ranked by hospital size as of December 31, 2025. In our travel and B2B verticals, we have a growing portfolio of approximately 1,850 clients.
Our success in building our client base around the world and expanding utilization by our clients’ customers has allowed us to achieve significant scale. We enabled over $37.6 billion, $37.4 billion, and $28.2 billion in total payment volume during the year ended December 31, 2025 and nine months ended September 30, 2026 and 2025, respectively.

We generated revenue of $623.0 million and $492.1 million for the years ended December 31, 2025 and 2024, respectively, and reported net income of $13.5 million and $2.9 million, respectively, for the same years. We generated revenue of $606.2 million and $465.5 million for the nine months ended September 30, 2026 and 2025, respectively, and reported net income of $78.9 million and $13.5 million, respectively, for the same periods.
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
While we have experienced significant growth and increased demand for our solutions over recent periods, we may not be able to maintain profitability in the future. Our marketing is focused on generating leads to develop our sales pipeline, building our brand and market awareness, scaling our network of partners and growing our business from our existing client base. We believe that these efforts will result in an increase in our client base, revenues, and improved margins in the long term. To manage any future growth effectively, we must continue to improve and expand our IT and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. Additionally, we face intense competition in our markets, and to succeed, we need to innovate and offer solutions that are differentiated from legacy payment solutions. We must also effectively hire, retain, train, and motivate qualified personnel and senior management. There are also circumstances beyond our control which can materially impact our business that we need to respond to, including, but not limited to fluctuations in exchange rates. If we are unable to successfully address these challenges, our business, operating results, and prospects could be adversely affected.
We had approximately 1,550 full-time FlyMates as of September 30, 2026, compared to approximately 1,382 full-time FlyMates as of September 30, 2025, an increase of 12.2%.
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

	Three Months Ended September 30,		Change
(dollars in millions)	2026	2025	Amount	Percent
Transaction payment volume	$14,762.6	$11,484.6	$3,278.0	28.5%
Platform and other revenues payment volume	3,005.9	2,431.6	574.3	23.6%
Total payment volume	$17,768.5	$13,916.2	$3,852.3	27.7%

	Nine Months Ended September 30,		Change
(dollars in millions)	2026	2025	Amount	Percent
Transaction payment volume	$31,228.3	$22,897.8	$8,330.5	36.4%
Platform and other revenues payment volume	6,165.2	5,320.9	844.3	15.9%
Total payment volume	$37,393.5	$28,218.7	$9,174.8	32.5%
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
During the nine months ended September 30, 2026, our business mix continued to exert downward pressure on our margins, driven by growing share of domestic transactions and credit card usage in travel and B2B and by our payment processing solution in healthcare, travel and B2B, partially offset by ongoing optimization of payment costs. We may experience shifts in the type of revenue we earn (transaction revenue or platform and other revenues) depending on the nature of the activity of our clients and our clients’ customers on our platform.
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
Impacts Resulting From Government Changes to International Student and H-1B Visa Policies
Revenue from our education clients, which primarily includes clients in the United States, Canada, U.K., Europe, and Asia Pacific/Australia, is affected by several factors, including policies enacted by government organizations around the world that cap the issuance of international student visas. In January 2024, the Canadian government announced what at the time appeared to be a temporary intake cap on international student permit applications to stabilize new growth for a period of two years. This cap – intended to address Canada’s housing shortage, overburdened health systems, and rising costs of living – has reportedly reduced the number of international students coming to Canada by about 40% since implementation. Building on these changes, the Immigration, Refugees, and Citizenship Canada (IRCC) announced in January 2025 that new study permits for international students will be reduced by 10% from the 2024 target of 485,000 to 437,000 in 2025 and 2026. In November 2025, the IRCC announced that it expected to issue up to 408,000 study permits in 2026, including 155,000 to newly arriving international students, as outlined in the 2026–2028 Immigration Levels Plan, and 253,000 extensions for current and returning students. This number is 7% lower than the 2025 issuance target of 437,000 and 16% lower than the 2024 issuance target of 485,000. As of January 1, 2026, master’s and doctoral level students enrolled at a public designated learning institution in Canada do not need to submit a provincial or territorial attestation letter with their study permit application. When first instituted by the IRCC, the cap initially excluded students enrolled in master’s and PhD programs, but the IRCC more recently included master’s and doctoral students within the cap. Additionally, in November 2024, Canada ended its Student Direct Stream (SDS) program for expedited international student visa processing, and international students applying to study in Canada no longer need to prepay tuition to apply for a study permit.
Similarly, since late 2023, the Australian government has taken actions to tighten international student visa rules, including an increase in the amount of minimum savings that international students would need to have in order to obtain a visa, raising the standards of the English language proficiency requirements for student and graduate visas, a 125% increase in the visa fee for international students, and the imposition of a ban for holders of visitor visas and students holding temporary graduate visas from applying for a student visa while in Australia. In August 2024, the Australian government announced the setting of a national planning level to apply from January 1, 2025 and which is intended to limit the number of new overseas student places available in Australia – including a ceiling of 270,000 international students for calendar year 2025. However, in December 2024, the government announced a change of course, instead implementing a system to introduce two categories of student visa processing: “high priority” and “standard priority”, with all international education providers to receive high priority processing up to 80% of their indicative international student cap. After reaching 80%, the providers will receive standard priority processing. In August 2025, the Australian government announced the setting of a national planning level to apply a ceiling of 295,000 international students for 2026 (lifting the planning level by 25,000 from the 270,000 baseline set for 2025). In July 2026, the Australian government announced that the national planning level for 2027 will remain at 295,000 new international student commencements, maintaining allocation stability across active international education providers. These new Australian government policies, including university quotas, slower visa processing, higher fees, and stricter financial and language requirements, have had an adverse impact on our business in the nine months ended September 30, 2026 and we anticipate will continue to impact our Australian revenues for the remainder of 2026.
The Australian government reclassified India as a highest-risk (Evidence Level 3) student-visa assessment jurisdiction under its Simplified Student Visa Framework (SSVF), shifting India from Evidence Level 2 to the more stringent Evidence Level 3 category effective January 8, 2026. This reclassification was attributed to what the Department of Home Affairs described as “emerging integrity risks,” including concerns about non-genuine applications and fraudulent documentation within the student visa system. Indian student visa applicants are now required to submit more extensive documentation, including detailed financial evidence, authenticated academic records, proof of English language proficiency, and may be subject to additional background checks or interviews before a visa decision can be finalized. Some expected impacts to Australian universities include:

•Expectation of longer student visa processing times, potentially extending from current medians to four–eight or more weeks, which could disrupt admissions and orientation schedules.
•Increased administrative burden on international offices and recruitment staff to assist Indian applicants with enhanced documentation and compliance requirements.
•Risk of a reduction in Indian student enrollments or delays in arrival, affecting tuition revenue and program planning.
•Necessity for universities to adjust intake planning, including staggered start dates or expanded online coursework, to accommodate delayed visa issuance.
•Potential for higher refusal rates requiring additional counseling and risk management for affected applicants.
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
In addition, on October 2, 2026, the Australian government implemented further student visa reforms intended to reduce “visa hopping” and strengthen the integrity of its international education system. Under these reforms, most temporary visa holders in Australia, including visitor, working holiday, temporary work and temporary graduate visa holders, are no longer able to apply for a Student Visa (subclass 500) while in Australia and must instead apply for, and be granted, a Student Visa from outside Australia, and existing Student visa holders seeking a further Student Visa while in Australia must demonstrate genuine course progression. Most Student Visa applicants are also no longer able to include partners or dependent children in their applications, subject to limited exemptions (including for PhD students, government-sponsored students and nationals of Pacific and ASEAN member countries), and Student Visa holders may no longer add family members after their visa is granted. As a transitional measure until June 30, 2027, most international students must now remain in their principal course for 12 months, rather than six months, before transferring to another education provider, and beginning July 1, 2027, students seeking to change providers after arriving in Australia will be required to apply for a new Student Visa through a new transfer stream. Applications lodged before October 2, 2026 continue to be assessed under the prior rules. These reforms may reduce the number of international students who choose to study in Australia, particularly students who would otherwise be accompanied by family members or would otherwise transition to a Student Visa while in Australia, and could reduce or delay the education payments we process for our Australian clients.
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
Other governments where our client institutions are located, including in the U.S., may introduce measures from time to time to manage the growth of the international student population in their respective countries, which may have adverse effects on our business. For example, the U.S. government’s recent announcement to impose a $100,000 filing fee per new H-1B visa could adversely impact demand for international students to attend our client institutions in the U.S. The new H-1B visa fee does not apply to international students already in the U.S. looking to apply for a status change. In June 2026, the U.S. District Court for the District of Massachusetts issued an order barring implementation of the $100,000 fee, which the U.S. Court of Appeals for the First Circuit declined to stay in July 2026, and on September 30, 2026, the U.S. District Court for the Northern District of California separately blocked implementation of the fee. The U.S. government has since extended the presidential proclamation imposing the fee for an additional year, and in August 2026, the U.S. Department of Homeland Security proposed a rule that would establish a permanent fee of approximately $103,000 for certain new H-1B petitions. The status and validity of the fee therefore remain subject to ongoing litigation and rulemaking. In addition, in 2025 U.S. policy shifts prompted dramatic action to rescind student visas (including deportation of students), plan additional cutbacks to the volume of international student visa issuances and more closely scrutinize applications for international student visas, and to cut government support for higher education, adding to uncertainty around the number of students coming to the U.S. to study in the near future. In July 2026, the U.S. Department of Homeland Security published a final rule that would replace the open-ended "duration of status" for F-1 visa holders with a fixed maximum admission period of up to four years. Although the U.S. District Court for the District of Massachusetts preliminarily enjoined implementation of the rule on September 14, 2026, the day before it was scheduled to take effect, and the U.S. government has appealed that decision, the rule, if ultimately implemented, would create additional administrative burdens and potential visa uncertainty for international students studying in the U.S. and near-term immigration friction could temper growth in overall U.S. inbound international student enrollment, which may adversely impact our revenue and results of operations. Delays in issuances of visas or visa denials – which could be exacerbated by the periodic U.S. government shutdowns – may discourage prospective international students from choosing U.S. institutions as places for study. Recent proposals in Congress to tighten visa stay rules and to implement the “OPT Fair Tax Act” could further dampen demand among international students to study in the U.S. The existing rules and any introduction of new rules further limiting the attractiveness of international study by the governments of countries where our client institutions are located has and is expected in the near term to continue to adversely impact the growth of our business in the applicable regions. We expect these and other changes to U.S. immigration policy to continue to dampen demand for international study and adversely impact our revenue growth in the U.S. in 2026.
After a period during which interviews and applications for student visas to study in the U.S. were temporarily suspended, in June 2025 the U.S. Department of State (DOS) resumed scheduling visa interview appointments for international students and exchange visitors while it considered new social media vetting measures. New student and exchange visitor visa policies, including the temporary pause and expanded vetting, could impact the number of international students successfully enrolling as students in the U.S., which may adversely affect our revenue and results of operations. Some of these expected impacts include:
•Requests for deferred admissions, increased student inquiries/concerns, and delays in expected enrollment;
•Visa appointment cancellations, unavailability or delays in scheduling interviews as well as higher visa rejection rates - especially as to potential students from the countries that send the most students to the United States; and
•Students pivoting away from study and research in the United States. According to some studies, the top five countries that international students and scholars have indicated they are turning to instead of the United States are the United Kingdom, Australia, Canada, China, and Germany. These European and Asian study destinations that are gaining in market share of student interest often carry lower tuition and related costs of living relative to the United States, which may result in lower volume of payments processed within our education vertical.
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
Impact of New H-1B Visa Fee Requirement
See discussion above under Impacts Resulting From Government Changes to International Student and H-1B Visa Policies regarding the U.S. government's announced plans to require employers to pay a $100,000 filing fee per H-1B visa petition to bring new H-1B workers into the U.S. If implemented, this requirement would materially increase the cost of employing new foreign nationals in the U.S. The new H-1B visa fee does not apply to international students already in the U.S. looking to apply for a status change. The fee is not expected to apply to petitions filed before the effective date of the proclamation or to extensions or renewals for existing H-1B visa holders. In June 2026, the U.S. District Court for the District of Massachusetts issued an order barring implementation of the $100,000 fee, which the U.S. Court of Appeals for the First Circuit declined to stay in July 2026, and on September 30, 2026, the U.S. District Court for the Northern District of California separately blocked implementation of the fee. The U.S. government has since extended the presidential proclamation imposing the fee for an additional year, and in August 2026, the U.S. Department of Homeland Security proposed a rule that would establish a permanent fee of approximately $103,000 for certain new H-1B petitions. The status and validity of the fee therefore remain subject to ongoing litigation and rulemaking. Flywire currently employs a number of specialized personnel under H-1B visas — primarily software engineers and product managers — whose skills are essential to maintaining and expanding our global payments platform.
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
To mitigate these potential cost increases, we are evaluating a combination of strategies, including:
•Reallocating hiring and development activities to lower-cost jurisdictions where we already operate;
•Investing in automation, AI-based solutions and process efficiency to reduce reliance on incremental headcount growth in the U.S.; and
•Enhancing our domestic talent pipeline through university partnerships, internships, and remote-work arrangements to expand access to U.S.-based workers not requiring sponsorship.
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
Impacts Resulting From U.S. Government Policy Towards Higher Education
In the U.S., the “One Big Beautiful Bill” Act (OBBBA) contains a number of provisions with the potential to significantly change the landscape for financing undergraduate and graduate study and which could adversely affect the demand for higher education in the U.S. The OBBBA limits Pell Grant awards (which provide gift aid to low-income students), eliminates the Grad PLUS program, and sets new limits for graduate and professional students for Direct Unsubsidized Loans. The new bill also caps parent loans to finance undergraduate education, and changes student loan repayment options, among other modifications. More specifically, the structural changes to federal higher education financing under the OBBBA include:
•Elimination of Graduate PLUS Loans: The Grad PLUS loan program was eliminated for new borrowers starting July 1, 2026 (with legacy grandfathering options available for up to three academic years for existing borrowers).
•New Borrowing Caps:
◦Graduate & Professional: Annual borrowing for Direct Unsubsidized Loans is capped at $20,500 ($100,000 aggregate) for general graduate programs and $50,000 ($200,000 aggregate) for designated professional programs.
◦Parent PLUS: Annual borrowing is capped at $20,000 per student, with a $65,000 aggregate limit per dependent.
◦Lifetime Cap: A cumulative lifetime federal student loan borrowing cap of $257,500 is established (excluding Parent PLUS).
Most of these changes went into effect on July 1, 2026 and while management actively monitors institutional adaptation to these regulatory updates, the impacts of the bill may affect U.S. student enrollment in undergraduate and postgraduate programs and could materially and adversely affect our revenue and results of operations.

In addition, in October 2025 the current administration introduced a proposed policy initiative known as the “Compact for Academic Excellence in Higher Education” (Compact), which would condition certain federal funding and grant eligibility for U.S. universities on compliance with a new set of policy standards. These standards reportedly include tuition caps, modifications to international student enrollment, changes to admissions criteria, and governance-related certifications. While the Compact has not been widely adopted and the administration has indicated that it may revise the proposal, its adoption - whether in its current or modified form - could materially affect the operating environment for higher-education institutions in the United States.
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
At this stage, the potential financial impact of the Compact cannot be quantified, as the proposal has not yet been finalized or enacted. A number of major U.S. research universities have declined to sign the Compact, citing concerns regarding academic freedom, institutional autonomy and constitutional protections, while a small number of institutions have signed or agreed to adopt the Compact's conditions. Several major higher education associations, including the American Council on Education and NASFAA, have publicly opposed the Compact. Certain institutions that have declined to sign the Compact have reported increased scrutiny of, or delays or freezes in, previously approved federal funding.
Management continues to monitor the policy’s development and is engaging with industry associations and higher-education partners to assess potential outcomes. To mitigate exposure, Flywire is taking several proactive steps, including:
•Diversifying our education client base internationally to reduce reliance on U.S. higher-education volumes;
•Expanding into adjacent services (e.g., housing payments, student refunds, and education-related B2B flows) to offset potential domestic revenue headwinds; and
•Maintaining flexibility in pricing and support structures to accommodate clients undergoing funding or enrollment adjustments.
While the proposed Compact may not be implemented in its current form and was rejected in its initial form by most of the approached universities, uncertainty surrounding federal higher-education policy in the U.S. may influence the timing of new client contracts and the pace of adoption of our technology platform.
In addition, on October 8, 2026, the Department of Homeland Security issued a Notice of Proposed Rulemaking that would require higher education institutions to pay a $70,000 fee for an initial Optional Practical Training (OPT) recommendation—and $30,000 for extensions—for F-1 international students seeking post-graduation work authorization in the United States. While the proposed rule remains subject to a public comment period, potential revisions, and anticipated legal challenges before any final implementation, a significant reduction in foreign student enrollment or post-graduate work pathways resulting from these prohibitive costs could adversely impact cross-border payment volumes and cross-border tuition revenue within the Company's U.S. higher education vertical.
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

Business Continuity
While we have experienced significant revenue growth in recent years and achieved profitability on a GAAP basis for the years ended December 31, 2024 and 2025 and the nine months ended September 30, 2026, we may not be able to sustain or increase our growth or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to strategically invest in headcount and technologies and systems to improve operating efficiencies, to further develop and enhance our solutions, including introducing new functionality, and to expand our marketing programs and sales teams to drive new client adoption, expand strategic partner integrations, and support international and industry expansion. Our operating results are also impacted by the mix of our revenue generated from our different revenue sources, which include transaction revenue and platform and other fee revenue. Changes in our revenue mix from quarter to quarter, including those derived from cross-border or domestic currency transactions, will impact our margins, and we may not be able to grow our gross margin adequately to maintain profitability. In addition, the mix of payment methods utilized by our clients’ customers may have an impact on our margins given that our costs associated with certain payment methods, such as credit cards, are higher than other payment methods accepted by our solutions, such as bank transfers. In addition, we are expanding our payment processing capabilities to offer a more comprehensive solution to our clients. While this new capability is expected to be a source of future growth, it is characterized by a lower gross margin profile. We continue to focus on operating efficiencies and a focus on cost discipline, including investing in automation and product development to further enhance our offerings with a focus on scale and productivity across all areas. Beginning in the first quarter of 2025 and continuing into the second quarter of 2025, we implemented our Restructuring Plan designed to improve operational efficiencies, reduce operating costs and better align our workforce with current business needs, top strategic priorities and key growth opportunities. We believe these improvements, our strong product portfolio, client retention and established product market fit along with strong gross margins and cash flows from operations will help us achieve our goal of maintaining positive annual GAAP net income in the future. As of the date of this report, we expect that our clients’ business and our business will continue to be adversely impacted, directly or indirectly, by the ongoing macroeconomic and geopolitical issues. However, the extent of the ongoing impact of these macroeconomic events on our and our clients’ business, our markets and on global economic activity, is uncertain and the related financial impact cannot be reasonably estimated with any certainty at this time.
The conflict between the U.S., Israel, Hamas and Iran has prompted a resumption of active workforce planning to implement safety measures for FlyMates in Israel and support the business without interruption.
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
General and Administrative
General and administrative expenses consist of personnel-related expenses, including stock-based compensation expense for finance, risk management, legal and compliance, human resources, IT and other administrative functions, costs incurred for external professional services, as well as rent, and facility and insurance costs. We expect to incur additional general and administrative expenses as we continue to invest in our planned growth of our business, including certain costs incurred relating to our digital transformation initiative as described above under “Key Factors Affecting Our Performance”. We also expect to increase the size of our general and administrative functions to support the growth in the business. As a result, we expect that our general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of total revenue from period to period.
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
Interest expense consists of interest, amortization of debt issuance costs, and unused commitment fees on our 2024 Amended Revolving Credit Facility. As of September 30, 2026 and December 31, 2025, there was no outstanding indebtedness under the 2024 Amended Revolving Credit Facility.
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

(Benefit from) Provision for Income Taxes
(Benefit from) provision for income taxes consists primarily of foreign and state income taxes. We have historically generated net operating losses (NOL) carryforwards for U.S. federal and state tax purposes as we expand the scale of our business activities. Due to the history of pre-tax losses, we maintained an income tax valuation allowance against our net U.S. deferred tax assets through the second quarter of 2026. In the third quarter of 2026, after evaluating all available positive and negative evidence related to our U.S. operations, we released $25.2 million of valuation allowances on our net U.S. deferred tax assets, including federal and state NOLs. Changes in the U.S. and foreign tax law may impact our overall provision for income taxes in the future.
Results of Operations
Comparison of results for the three months ended September 30, 2026 and 2025
All dollar amounts in the tables below are rounded based on whole numbers and as a result, certain amounts may not recalculate using the rounded amounts provided.
The following table sets forth our consolidated results of operations for the periods presented:

	Three Months Ended September 30,		Change
(dollars in millions)	2026	2025	Amount	Percent
Revenue	$250.3	$200.1	$50.2	25.1%
Payment processing services costs	94.0	72.3	21.7	30.0%
Technology and development	16.7	17.7	(1.0)	(5.6)%
Selling and marketing	42.6	41.9	0.7	1.6%
General and administrative	44.3	36.0	8.3	23.1%
Total costs and operating expenses	197.5	167.9	29.7	17.7%
Income from operations	52.8	32.3	20.5	63.6%
Interest expense	(0.5)	(1.2)	0.7	61.3%
Interest income	0.5	0.8	(0.3)	(34.2)%
Loss from remeasurement of foreign currency	(0.5)	(0.6)	0.2	27.9%
Total other (expense) income, net	(0.4)	(1.1)	0.6	61.5%
Income before income taxes	52.4	31.2	21.2	67.8%
(Benefit from) provision for income taxes	(22.2)	1.6	(23.8)	(1,514.5)%
Net income	74.5	29.6	44.9	151.6%
Foreign currency translation adjustment	1.2	(1.9)	3.1	161.4%
Unrealized (losses) gains on available-for-sale debt securities, net of taxes	—	—	—	(136.4)%
Comprehensive income	$75.7	$27.7	$48.0	173.0%
Revenue
Revenue was $250.3 million for the three months ended September 30, 2026, compared to $200.1 million for the three months ended September 30, 2025, an increase of $50.2 million or 25.1%. Revenue is comprised of transaction revenue and platform and other revenues as follows:

	Three Months Ended September 30,		Change
(dollars in millions)	2026	2025	Amount	Percent
Transaction revenue	$215.1	$167.2	$47.9	28.7%
Platform and other revenues	35.2	33.0	2.2	6.8%
Revenue	$250.3	$200.1	$50.2	25.1%
Transaction revenue was $215.1 million for the three months ended September 30, 2026, compared to $167.2 million for the three months ended September 30, 2025, an increase of $47.9 million or 28.7%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes for the three months ended September 30, 2026 from both our existing clients and new clients added during the three months ended September 30, 2026 compared to the prior period. Our transaction payment volume grew in line with our revenue growth during the three months ended September 30, 2026, driven primarily by an increased mix of credit card transactions and higher monetization rates offset by growth in domestic processing. Transaction payment volume increased 28.5% during the three months ended September 30, 2026, to $14.8 billion compared to $11.5 billion during the three months ended September 30, 2025.
Platform and other revenues were $35.2 million for the three months ended September 30, 2026, compared to $33.0 million for the three months ended September 30, 2025, an increase of $2.2 million or 6.8%. The increase in platform and other revenues was driven by an increase in utilization in our healthcare, SFS, and travel solutions, offset by our insurance business.
Payment Processing Services Costs
Payment processing services costs were $94.0 million for the three months ended September 30, 2026, compared to $72.3 million for the three months ended September 30, 2025, an increase of $21.7 million or 30.0%. The increase in payment processing services costs was correlated with the increase in transaction payment volume of 28.5% over the same period. The increase was further driven by shifts in our business mix, including the expansion of our payment processing capabilities, which carry higher payment processing costs.
Technology and Development
Technology and development expenses were $16.7 million for the three months ended September 30, 2026, compared to $17.7 million for the three months ended September 30, 2025, a decrease of $1.0 million or 5.6%. The decrease in technology and development cost was primarily driven by a decrease in stock-based compensation, offset by an increase in personnel costs.
•Stock-based compensation expense was $2.2 million for the three months ended September 30, 2026 compared to $3.6 million for the three months ended September 30, 2025, a decrease of $1.3 million or 37.1%. The decrease in stock-based compensation was primarily driven by an initiative to control shareholder dilution by lowering the volume of equity awards granted to FlyMates, partially offset by growth in headcount.
•Personnel costs were $11.3 million for the three months ended September 30, 2026 compared to $10.8 million for the three months ended September 30, 2025, an increase of $0.5 million or 4.6%. The increase in personnel costs was primarily driven by higher headcount.
Selling and Marketing
Selling and marketing expenses were $42.6 million for the three months ended September 30, 2026, compared to $41.9 million for the three months ended September 30, 2025, an increase of $0.7 million or 1.6%. The increase in selling and marketing expenses was primarily driven by stock-based compensation.
•Stock-based compensation was $5.9 million for the three months ended September 30, 2026, compared to $5.2 million for the three months ended September 30, 2025, an increase of $0.7 million or 12.9%. The increase in stock-based compensation was primarily due to the appointment of a new product head and to the new issuance of equity awards, related to our FlyMates from the acquisition of Sertifi, offset by our initiative to control shareholder dilution by lowering the volume of equity awards granted to FlyMates.
General and Administrative
General and administrative expenses were $44.3 million for the three months ended September 30, 2026, compared to $36.0 million for the three months ended September 30, 2025, an increase of $8.3 million or 23.1%. The increase in general and administrative expenses was primarily driven by an increase in chargebacks, engineering tools, net hedging activity losses, and the change in fair value of contingent consideration.
•Chargebacks were $3.6 million for the three months ended September 30, 2026, compared to $0.8 million for the three months ended September 30, 2025, an increase of $2.7 million or 340.4%. The increase in chargebacks primarily reflects reserves for anticipated losses within our travel vertical prompted by isolated client insolvencies.
•Engineering tools were $5.4 million for the three months ended September 30, 2026, compared to $3.6 million for the three months ended September 30, 2025, an increase of $1.8 million or 51.5%. The increase in engineering tools was attributable to higher cloud hosting and infrastructure costs resulting from increased data processing and storage volumes and increased software licensing and subscription fees associated with headcount growth during the period.
•Net hedging activity losses were $2.8 million for the three months ended September 30, 2026, compared to a loss of $1.0 million for the three months ended September 30, 2025, an increase of $1.8 million or 188.9%. The increase in net hedging activity was primarily driven by foreign currency fluctuations, primarily in the British Pound.
•The increase in the fair value of contingent consideration was less than $0.1 million for the three months ended September 30, 2026, compared to a reduction of $0.7 million for the three months ended September 30, 2025, an increase of $0.8 million or 109.3%. The increase in change in the fair value of contingent consideration was primarily driven by the Sertifi acquisition.
Interest Expense
Interest expense was $0.5 million for the three months ended September 30, 2026, compared to $1.2 million for the three months ended September 30, 2025, a decrease of $0.7 million or 61.3%. During the three months ended September 30, 2026, there was no outstanding indebtedness under the 2024 Amended Revolving Credit Facility. During the three months ended September 30, 2025, there was $15.0 million outstanding indebtedness under the 2024 Amended Revolving Credit Facility. Interest expense consists primarily of interest expense, amortization of debt issuance costs, and unused commitment fees related to our 2024 Amended Revolving Credit Facility.
Interest Income
Interest income was $0.5 million for the three months ended September 30, 2026, compared to $0.8 million for the three months ended September 30, 2025, a decrease of $0.3 million or 34.2%. The decrease in interest income was primarily attributable to the decrease in our investments and lower interest rates beginning in the second half of 2025.
Loss from Remeasurement of Foreign Currency
Loss from remeasurement of foreign currency was $0.5 million for the three months ended September 30, 2026, compared to a loss of $0.6 million for three months ended September 30, 2025, a decrease of $0.2 million or 27.9%. The decrease was primarily the result of the remeasurement of foreign currency intercompany loan and related hedging instruments and the impact of fluctuations in exchange rates during respective remeasurement periods.
(Benefit from) Provision for Income Taxes
The benefit from income taxes was $22.2 million during the three months ended September 30, 2026, compared to a provision of $1.6 million during the three months ended September 30, 2025, a decrease of $23.8 million or 1,514.5%. The benefit from income taxes for the three months ended September 30, 2026, was primarily attributable to the release of the U.S. valuation allowance, offset by activity in our foreign subsidiaries and U.S. state taxes. The provision for income taxes for the three months ended September 30, 2025, was primarily driven by activity in our foreign subsidiaries and U.S. state taxes. Our effective tax rate was (42.4)% for the three months ended September 30, 2026, compared to 5.0% for three months ended September 30, 2025.
Comparison of results for the nine months ended September 30, 2026 and 2025
All dollar amounts in the tables below are rounded based on whole numbers and as a result, certain amounts may not recalculate using the rounded amounts provided.

The following table sets forth our consolidated results of operations for periods presented:

	Nine Months Ended September 30,		Change
(dollars in millions)	2026	2025	Amount	Percent
Revenue	$606.2	$465.5	$140.7	30.2%
Payment processing services costs	246.2	176.8	69.4	39.3%
Technology and development	54.5	51.7	2.8	5.4%
Selling and marketing	122.0	116.9	5.1	4.4%
General and administrative	122.7	99.2	23.5	23.7%
Restructuring	—	8.7	(8.7)	(100.0)%
Total costs and operating expenses	545.4	453.2	92.2	20.3%
Income from operations	60.8	12.3	48.5	395.7%
Interest expense	(1.1)	(3.0)	1.9	63.9%
Interest income	2.1	4.8	(2.7)	(56.7)%
(Loss) gain from remeasurement of foreign currency	—	6.9	(6.9)	(100.7)%
Gain on available-for-sale debt securities	—	0.2	(0.2)	(98.3)%
Total other income (expense), net	1.0	8.9	(7.9)	(89.2)%
Income before income taxes	61.7	21.1	40.6	192.1%
(Benefit from) provision for income taxes	(17.2)	7.7	(24.9)	(324.3)%
Net income	78.9	13.5	65.5	486.1%
Foreign currency translation adjustment	3.2	7.4	(4.3)	(57.5)%
Unrealized losses on available-for-sale debt securities, net of taxes	(0.1)	(0.1)	0.1	62.1%
Comprehensive income	$82.0	$20.7	$61.3	295.6%
Revenue
Revenue was $606.2 million for the nine months ended September 30, 2026, compared to $465.5 million for the nine months ended September 30, 2025, an increase of $140.7 million or 30.2%. Revenue is comprised of transaction revenue and platform and other revenues as follows:

	Nine Months Ended September 30,		Change
(dollars in millions)	2026	2025	Amount	Percent
Transaction revenue	$506.2	$376.2	$130.0	34.5%
Platform and other revenues	99.9	89.2	10.7	12.0%
Revenue	$606.2	$465.5	$140.7	30.2%
Transaction revenue was $506.2 million for the nine months ended September 30, 2026, compared to $376.2 million for the nine months ended September 30, 2025, an increase of $130.0 million or 34.5%. The increase in transaction revenue was primarily driven by growth in transaction payment volumes for the nine months ended September 30, 2026 from both our existing clients and new clients added during the nine months ended September 30, 2026 compared to the prior period. The increase also included the full-period impact of the Sertifi acquisition that occurred in February 2025, including higher payment volumes from SertifiPay. Our transaction payment volume outpaced our revenue growth during the nine months ended September 30, 2026, due to payment mix which impacts our monetization rates. Transaction payment volume increased 36.4% during the nine months ended September 30, 2026, to $31.2 billion compared to $22.9 billion during the nine months ended September 30, 2025.
Platform and other revenues were $99.9 million for the nine months ended September 30, 2026, compared to $89.2 million for the nine months ended September 30, 2025, an increase of $10.7 million or 12.0%. The increase in platform and other revenues was driven by the Sertifi acquisition including organic growth and an increase in utilization in our healthcare and SFS solution, offset by our insurance business.

Payment Processing Services Costs
Payment processing services costs were $246.2 million for the nine months ended September 30, 2026, compared to $176.8 million for the nine months ended September 30, 2025, an increase of $69.4 million or 39.3%. The increase in payment processing services costs was correlated with the increase in transaction payment volume of 36.4% over the same period. The increase was further driven by shifts in our business mix, including the expansion of our payment processing capabilities, which carry higher payment processing costs.
Technology and Development
Technology and development expenses were $54.5 million for the nine months ended September 30, 2026, compared to $51.7 million for the nine months ended September 30, 2025, an increase of $2.8 million or 5.4%. The increase in technology and development cost was primarily driven by an increase in personnel costs, offset by a decrease in stock-based compensation.
•Personnel costs were $37.3 million for the nine months ended September 30, 2026, compared to $32.4 million for the nine months ended September 30, 2025, an increase of $4.8 million or 14.8%. The increase in personnel costs was primarily driven by higher headcount, including the full-period impact of the Sertifi acquisition completed on February 24, 2025, compared to only a partial period for the nine months ended September 30, 2025.
•Stock-based compensation expense was $8.0 million for the nine months ended September 30, 2026, compared to $10.1 million for the nine months ended September 30, 2025, a decrease of $2.1 million or 20.7%. The decrease in stock-based compensation was primarily driven by an initiative to control shareholder dilution by lowering the volume of equity awards granted to FlyMates, partially offset by growth in headcount.
Selling and Marketing
Selling and marketing expenses were $122.0 million for the nine months ended September 30, 2026, compared to $116.9 million for the nine months ended September 30, 2025, an increase of $5.1 million or 4.4%. The increase in selling and marketing expenses was primarily driven by an increase in depreciation and amortization and stock-based compensation.
•Depreciation and amortization were $14.4 million for the nine months ended September 30, 2026, compared to $11.6 million for the nine months ended September 30, 2025, an increase of $2.8 million or 23.8%. The increase in depreciation and amortization was primarily due to acquired intangibles relating to the Sertifi acquisition completed in February 2025.
•Stock-based compensation was $16.7 million for the nine months ended September 30, 2026, compared to $14.6 million for the nine months ended September 30, 2025, an increase of $2.1 million or 14.7%. The increase in stock-based compensation was primarily due to the appointment of a new product head and to the scheduled issuance of second-year equity awards, related to our FlyMates from the acquisition of Sertifi, offset by our initiative to control shareholder dilution by lowering the volume of equity awards granted to FlyMates.
General and Administrative
General and administrative expenses were $122.7 million for the nine months ended September 30, 2026, compared to $99.2 million for the nine months ended September 30, 2025, an increase of $23.5 million or 23.7%. The increase in general and administrative expenses was primarily driven by increases in engineering tools, personnel costs, net hedging activity losses, professional fees, and the change in fair value of contingent consideration.
•Engineering tools were $14.7 million for the nine months ended September 30, 2026, compared to $8.9 million for the nine months ended September 30, 2025, an increase of $5.8 million or 64.8%. The increase in engineering tools was primarily driven by a higher cloud hosting and infrastructure costs resulting from increased data processing and storage volumes and increased software licensing and subscription fees associated with headcount growth during the period.
•Personnel costs were $42.8 million for the nine months ended September 30, 2026, compared to $38.2 million for the nine months ended September 30, 2025, an increase of $4.5 million or 11.9%. The increase in personnel costs was attributable to an increase in headcount, including the full-period impact of the Sertifi acquisition completed on February 24, 2025.

•Net hedging activity losses were $4.2 million for the nine months ended September 30, 2026, compared to $0.4 million for the nine months ended September 30, 2025, an increase of $3.8 million or 1,021.5%. The increase in net hedging activity losses was primarily driven by foreign currency fluctuations.
•Professional fees expense was $13.5 million for the nine months ended September 30, 2026, compared to $9.8 million for the nine months ended September 30, 2025, an increase of $3.7 million or 37.6%. The increase in professional fees was primarily driven by an increase in external consultants and legal fees.
•The increase in the fair value of contingent consideration was $1.8 million for the nine months ended September 30, 2026, compared to a reduction of $1.2 million for the nine months ended September 30, 2025, an increase of $3.0 million or 247.0%. The increase in the change in the fair value of contingent consideration was primarily driven by the Sertifi acquisition.
Restructuring
There were no restructuring expenses during the nine months ended September 30, 2026, compared to $8.7 million for the nine months ended September 30, 2025. Restructuring expenses for the nine months ended September 30, 2025, included restructuring and restructuring-related expenses incurred as part of the Restructuring Plan announced in February 2025, related primarily to severance payments, employee benefits, and facilitation costs of $6.3 million and $2.4 million of expense related to the acceleration of stock-based compensation for terminated employees.
Interest Expense
Interest expense was $1.1 million for the nine months ended September 30, 2026, compared to $3.0 million for the nine months ended September 30, 2025, a decrease of $1.9 million or 63.9%. During the nine months ended September 30, 2026, there was no outstanding indebtedness under the 2024 Amended Revolving Credit Facility. During the nine months ended September 30, 2025, we drew down $125.0 million to partially fund the acquisition of Sertifi and repaid $110.0 million from our 2024 Amended Revolving Credit Facility. As of September 30, 2025, there was $15.0 million outstanding indebtedness under the 2024 Amended Revolving Credit Facility. Interest expense consists primarily of interest expense, amortization of debt issuance costs, and unused commitment fees related to our 2024 Amended Revolving Credit Facility.
Interest Income
Interest income was $2.1 million for the nine months ended September 30, 2026, compared to $4.8 million for the nine months ended September 30, 2025, a decrease of $2.7 million or 56.7%. The decrease in interest income was primarily attributable to lower average balances in our cash and cash equivalents, short-term investments and long-term investments as a result of the use of cash for the acquisition of Sertifi on February 24, 2025, common stock repurchases, and lower interest rates.
(Loss) Gain from Remeasurement of Foreign Currency
Loss from remeasurement of foreign currency was less than $0.1 million for the nine months ended September 30, 2026, compared to a gain of $6.9 million for the nine months ended September 30, 2025, a decrease of $6.9 million or 100.7%. The decrease was primarily the result of the remeasurement of foreign currency intercompany loans and related hedging instruments and the impact of fluctuations in exchange rates during respective remeasurement periods.
Gain on Available-for-Sale Debt Securities
There was a less than $0.1 million gain from the sale of available-for-sale debt securities for the nine months ended September 30, 2026, compared to $0.2 million gain from the sale of available-for-sale debt securities for the nine months ended September 30, 2025.
(Benefit from) Provision for Income Taxes
The benefit from income taxes was $17.2 million during the nine months ended September 30, 2026, compared to a provision of $7.7 million during the nine months ended September 30, 2025, a decrease of $24.9 million or 324.3%. The benefit from income taxes for the nine months ended September 30, 2026, was primarily attributable to the release of the U.S. valuation allowance, offset by activity in our foreign subsidiaries and U.S. state taxes. The provision for income taxes for the nine months ended September 30, 2025, was primarily attributable to activity in our foreign subsidiaries and U.S. state taxes. Our effective tax rate was (27.8)% for the nine months ended September 30, 2026, compared to 36.3% for the nine months ended September 30, 2025.

Key Operating Metrics and Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements, which are prepared in accordance with generally accepted accounting principles in the United States (GAAP), we use certain non-GAAP financial measures. The following table sets forth our key operating metrics and non-GAAP measures for the periods presented. All dollar amounts are rounded based on whole numbers and as a result, certain amounts may not recalculate using the rounded amounts provided.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Total Payment Volume	$17,768.5	$13,916.2	$37,393.5	$28,218.7
Revenue	$250.3	$200.1	$606.2	$465.5
Revenue Less Ancillary Services	$244.5	$194.1	$592.3	$450.3
Gross Profit	$152.7	$124.7	$349.1	$280.4
Adjusted Gross Profit	$155.8	$127.5	$359.1	$287.9
Gross Margin	61.0%	62.3%	57.6%	60.2%
Adjusted Gross Margin	63.7%	65.7%	60.6%	63.9%
Net Income	$74.5	$29.6	$78.9	$13.5
Adjusted EBITDA	$79.5	$57.1	$142.8	$95.1
Adjusted EBITDA Margin	32.5%	29.4%	24.1%	21.1%
For the three months ended September 30, 2026, transaction revenue and platform and other revenues represented 85.9% and 14.1% of our revenue, respectively. For the three months ended September 30, 2026, transaction revenue and platform and other revenues represented 87.2% and 12.8% of our total revenue less ancillary services, respectively. For the three months ended September 30, 2026, our total payment volume was approximately $17.8 billion, consisting of $14.8 billion of total payment volume from transactions included in transaction revenue and $3.0 billion of total payment volume from transactions included in platform and other revenues.
For the nine months ended September 30, 2026, transaction revenue and platform and other revenues represented 83.5% and 16.5% of our revenue, respectively. For the nine months ended September 30, 2026, transaction revenue and platform and other revenues represented 85.1% and 14.9% of our total revenue less ancillary services, respectively. For the nine months ended September 30, 2026, our total payment volume was approximately $37.4 billion, consisting of $31.2 billion of total payment volume from transactions included in transaction revenue and $6.2 billion of total payment volume from transactions included in platform and other revenues.
For the three months ended September 30, 2025, transaction revenue and platform and other revenues represented 83.5% and 16.5% of our revenue, respectively. For the three months ended September 30, 2025, transaction revenue and platform and other revenues represented 85.4% and 14.6% of our total revenue less ancillary services, respectively. For the three months ended September 30, 2025, our total payment volume was approximately $13.9 billion, consisting of $11.5 billion of total payment volume from transactions included in transaction revenue and $2.4 billion of total payment volume from transactions included in platform and other revenues.
For the nine months ended September 30, 2025, transaction revenue and platform and other revenues represented 80.8% and 19.2% of our revenue, respectively. For the nine months ended September 30, 2025, transaction revenue and platform and other revenues represented 83.1% and 16.9% of our total revenue less ancillary services, respectively. For the nine months ended September 30, 2025, our total payment volume was approximately $28.2 billion, consisting of $22.9 billion of total payment volume from transactions included in transaction revenue and $5.3 billion of total payment volume from transactions included in platform and other revenues.
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
We use supplemental measures of our performance which are derived from our consolidated financial information, but which are not presented in our consolidated financial statements prepared in accordance with GAAP. These non-GAAP financial measures include the following:
•Revenue Less Ancillary Services - represents our consolidated revenue in accordance with GAAP less (i) pass-through cost for printing and mailing services and (ii) marketing fees. We exclude these amounts to arrive at this supplemental non-GAAP financial measure as we view these services as ancillary to the primary services we provide to our clients.
•FX Neutral Revenue Less Ancillary Services - represents Revenue Less Ancillary Services adjusted to show presentation on a FX Neutral basis. The FX Neutral information presented is calculated by translating current period results using prior period weighted average foreign currency exchange rates. We analyze FX Neutral Revenue Less Ancillary Services on an FX Neutral basis to provide a comparable framework for assessing how the business performed excluding the effect of foreign currency fluctuations.
•Adjusted Gross Profit and Adjusted Gross Margin - Adjusted Gross Profit represents Revenue Less Ancillary Services, less cost of revenue adjusted to (i) exclude pass-through cost for printing services, (ii) offset marketing fees against costs incurred and (iii) exclude depreciation and amortization, including accelerated amortization on the impairment of customer set-up costs tied to technology integration, if applicable. Adjusted Gross Margin represents Adjusted Gross Profit divided by Revenue Less Ancillary Services. Management believes this presentation supplements the GAAP presentation of Gross Profit and Gross Margin with a useful measure of the gross profit and gross margin of our payment processing-related services, which are the primary services we provide to our clients.
•Adjusted EBITDA - EBITDA represents our consolidated net income (loss) in accordance with GAAP adjusted to exclude (i) interest expense, (ii) interest income, (iii) provision for (benefit from) income taxes, and (iv) depreciation and amortization. Adjusted EBITDA represents EBITDA further adjusted by excluding (i) stock-based compensation expense and related payroll taxes, (ii) the impact from the change in fair value measurement for contingent consideration associated with acquisitions, (iii) gain (loss) from the remeasurement of foreign currency, (iv) indirect taxes related to intercompany activity, (v) acquisition related transaction costs, (vi) employee retention costs, such as incentive compensation associated with acquisition activities, (vii) restructuring, and (viii) gain (loss) from investments. Management believes that the exclusion of these amounts to calculate Adjusted EBITDA provides useful measures for period-to-period comparisons of our business.
•Adjusted EBITDA Margin - represents Adjusted EBITDA divided by Revenue Less Ancillary Services. Management believes this presentation supplements the GAAP presentation of net income margin with a useful measure of profitability of our core operations, excluding the pass-through ancillary services revenue and the items excluded from Adjusted EBITDA described above.
•Non-GAAP Operating Expenses - represents GAAP Operating Expenses adjusted by excluding (i) stock-based compensation expense and related payroll taxes, (ii) depreciation and amortization, (iii) acquisition related transaction costs, if applicable, (iv) employee retention costs, such as incentive compensation associated with acquisition activities, (v) the impact from the change in fair value measurement for contingent consideration associated with acquisitions and (vi) restructuring costs.
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

Reconciliations of Non-GAAP Financial Measures
The tables below provide reconciliations of Revenue Less Ancillary Services, Adjusted Gross Profit, Adjusted Gross Margin, FX Neutral Revenue Less Ancillary Services, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, and Non-GAAP Operating Expenses to the most comparable GAAP figure on a consolidated basis for the periods presented. All dollar amounts are rounded based on whole numbers and as a result, certain amounts may not recalculate using the rounded amounts provided.
Revenue Less Ancillary Services, Adjusted Gross Profit and Adjusted Gross Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Revenue	$250.3	$200.1	$606.2	$465.5
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	(3.9)	(4.6)	(11.8)	(13.3)
Marketing fees	(1.9)	(1.4)	(2.0)	(1.9)
Revenue Less Ancillary Services	$244.5	$194.1	$592.3	$450.3
Payment processing services costs	94.0	72.3	246.2	176.8
Hosting and amortization costs within technology and development expenses	3.6	3.1	10.9	8.3
Cost of Revenue	$97.6	$75.4	$257.1	$185.1
Adjusted to:
Exclude printing and mailing costs	(3.9)	(4.6)	(11.8)	(13.3)
Offset marketing fees against related costs	(1.9)	(1.4)	(2.0)	(1.9)
Exclude depreciation and amortization	(3.1)	(2.8)	(10.0)	(7.5)
Adjusted Cost of Revenue	$88.7	$66.6	$233.2	$162.4
Gross Profit	$152.7	$124.7	$349.1	$280.4
Gross Margin	61.0%	62.3%	57.6%	60.2%
Adjusted Gross Profit	$155.8	$127.5	$359.1	$287.9
Adjusted Gross Margin	63.7%	65.7%	60.6%	63.9%
Revenue Less Ancillary Services Disaggregated by Revenue Type:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(dollars in millions)	Transaction	Platform and other revenues	Revenue	Transaction	Platform and other revenues	Revenue
Revenue	$215.1	$35.2	$250.3	$167.2	$33.0	$200.1
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(3.9)	(3.9)	—	(4.6)	(4.6)
Marketing fees	(1.9)	—	(1.9)	(1.4)	—	(1.4)
Revenue Less Ancillary Services	$213.2	$31.3	$244.5	$165.7	$28.4	$194.1
Percentage of Revenue	85.9%	14.1%	100.0%	83.5%	16.5%	100.0%
Percentage of Revenue Less Ancillary Services	87.2%	12.8%	100.0%	85.4%	14.6%	100.0%

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(dollars in millions)	Transaction	Platform and other revenues	Revenue	Transaction	Platform and other revenues	Revenue
Revenue	$506.2	$99.9	$606.2	$376.2	$89.2	$465.5
Adjusted to exclude gross up for:
Pass-through cost for printing and mailing	—	(11.8)	(11.8)	—	(13.3)	(13.3)
Marketing fees	(2.0)	—	(2.0)	(1.9)	—	(1.9)
Revenue Less Ancillary Services	$504.2	$88.1	$592.3	$374.3	$76.0	$450.3
Percentage of Revenue	83.5%	16.5%	100.0%	80.8%	19.2%	100.0%
Percentage of Revenue Less Ancillary Services	85.1%	14.9%	100.0%	83.1%	16.9%	100.0%
FX Neutral Revenue Less Ancillary Services:

	Three Months Ended September 30,		Growth	Nine Months Ended September 30,		Growth
(dollars in millions)	2026	2025	Rate	2026	2025	Rate
Revenue	$250.3	$200.1	25.1%	$606.2	$465.5	30.2%
Ancillary services	(5.8)	(6.0)		(13.8)	(15.2)
Revenue Less Ancillary Services	244.5	194.1	26.0%	592.3	450.3	31.5%
Effects of foreign currency rate fluctuations	0.1	—		(9.3)	—
FX Neutral Revenue Less Ancillary Services	$244.6	$194.1	26.0%	$583.0	$450.3	29.5%
EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Net income	$74.5	$29.6	$78.9	$13.5
Interest expense	0.5	1.2	1.1	3.0
Interest income	(0.5)	(0.8)	(2.1)	(4.8)
(Benefit from) provision for income taxes	(22.2)	1.6	(17.2)	7.7
Depreciation and amortization expense	8.0	7.2	24.5	20.2
EBITDA	60.3	38.8	85.2	39.5
Stock-based compensation expense and related taxes	17.5	17.8	53.0	51.0
Change in fair value of contingent consideration	0.1	(0.7)	1.8	(1.2)
Loss (gain) from remeasurement of foreign currency	0.5	0.6	—	(6.9)
Gain on available-for-sale debt securities	—	—	—	(0.2)
Indirect taxes related to intercompany activity	1.2	0.6	2.7	1.6
Acquisition-related transaction costs (a)	—	—	—	2.6
Restructuring	—	—	—	8.7
Adjusted EBITDA	$79.5	$57.1	$142.8	$95.1
Adjusted EBITDA margin	32.5%	29.4%	24.1%	21.1%

(a)Acquisition-related transaction costs consisted of legal and advisory fees incurred in connection with the Sertifi acquisition.

Net Margin, EBITDA Margin, and Adjusted EBITDA Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
Revenue (A)	$250.3	$200.1	$606.2	$465.5
Revenue less ancillary services (B)	$244.5	$194.1	$592.3	$450.3
Net income (C)	$74.5	$29.6	$78.9	$13.5
EBITDA (D)	$60.3	$38.8	$85.2	$39.5
Adjusted EBITDA (E)	$79.5	$57.1	$142.8	$95.1
Net margin (C/A)	29.8%	14.8%	13.0%	2.9%
Net margin using RLAS (C/B)	30.5%	15.3%	13.3%	3.0%
EBITDA Margin (D/B)	24.7%	20.0%	14.4%	8.8%
Adjusted EBITDA Margin (E/B)	32.5%	29.4%	24.1%	21.1%
Reconciliation of GAAP Operating Expenses to Non-GAAP Operating Expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2026	2025	2026	2025
GAAP Technology and development	$16.7	$17.7	$54.5	$51.7
(-) Stock-based compensation expense and related taxes	(2.3)	(3.5)	(8.1)	(9.8)
(-) Depreciation and amortization	(1.7)	(1.7)	(5.1)	(4.9)
Non-GAAP Technology and development	$12.7	$12.5	$41.3	$36.9

GAAP Selling and marketing	$42.6	$41.9	$122.0	$116.9
(-) Stock-based compensation expense and related taxes	(6.0)	(5.2)	(17.0)	(14.5)
(-) Depreciation and amortization	(4.7)	(4.4)	(14.7)	(11.9)
Non-GAAP Selling and marketing	$31.9	$32.3	$90.3	$90.5

GAAP General and administrative	$44.3	$36.0	$122.7	$99.2
(-) Stock-based compensation expense and related taxes	(9.3)	(9.1)	(27.9)	(26.7)
(-) Depreciation and amortization	(1.0)	(0.7)	(3.0)	(2.1)
(-) Change in fair value of contingent consideration	(0.1)	0.7	(1.8)	1.2
(-) Acquisition related transaction costs	—	—	—	(2.6)
Non-GAAP General and administrative	$34.0	$27.0	$90.0	$69.1
Liquidity and Capital Resources
As of September 30, 2026, our principal source of liquidity is cash and cash equivalents of $407.2 million, short-term available-for-sale debt securities of $3.0 million, and the available balance under our 2024 Amended Revolving Credit Facility of $300.0 million. Cash equivalents is comprised primarily of money market funds. Our short-term available-for-sale debt securities are comprised of U.S. Government obligations.
On August 6, 2024, we announced the Repurchase Program. On July 30, 2025, our board of directors approved an increase in the aggregate amount of voting and non-voting common stock outstanding that may be repurchased under the Repurchase Program by an additional $150.0 million, bringing the total authorized amount under the Repurchase Program to $300.0 million. For additional information on our Repurchase Program, see Note 13 - Stockholders’ Equity in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2026, the Company repurchased 4,047,247 shares of its common stock for an aggregate amount, including commissions and accrued excise tax, if any, of $59.2 million under the Repurchase Program. With the exception of the Non-Voting Common Stock Repurchase discussed below, the repurchased shares are held as treasury stock. Since the inception of the share repurchase program, we have deployed $177.3 million in total share repurchases. As of September 30, 2026, approximately $122.7 million of the authorized $300.0 million amount under the Repurchase Program remained available for future repurchases.
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
During the nine months ended September 30, 2025, we drew down $125.0 million under the 2024 Amended Revolving Credit Facility in connection with the acquisition of Sertifi. During the nine months ended September 30, 2025, we repaid $110.0 million against the 2024 Amended Revolving Credit Facility and during the three months ended December 31, 2025, the remaining $15.0 million was repaid. There was no outstanding balance of the 2024 Amended Revolving Credit Facility at September 30, 2026 and December 31, 2025.
We believe that our existing cash will be sufficient to support our expected working capital needs and material cash requirements for at least the next 12 months from the issuance of these condensed consolidated financial statements. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from clients, the expansion of sales and marketing activities, the timing and extent of spending to support development efforts, the price at which we are able to purchase public cloud capacity, expenses associated with our international expansion, the introduction of platform enhancements, and the continuing market adoption of our platform. In the future, we may enter into arrangements to acquire or invest in complementary businesses, products, and technologies. In addition, we have, and may in the future, repurchase shares of our common stock from time to time under our Repurchase Program. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, results of operations, and financial condition.
Cash Flows
The following table sets forth a summary of our cash flow information for the periods presented. All dollar amounts in the table below are rounded and as a result, certain amounts may not recalculate using the rounded amounts provided.

	Nine Months Ended September 30,
(dollars in millions)	2026	2025
Net cash provided by (used in):
Operating activities	$130.4	$95.3
Investing activities	7.5	(191.2)
Financing activities	(63.5)	(53.9)
Effect of exchange rates changes on cash and cash equivalents	2.5	9.4
Net change in cash and cash equivalents	$76.9	$(140.3)
Operating Activities
Net cash provided by operating activities consists of net income adjusted for certain non-cash items and changes in operating assets and liabilities.

Net cash provided by operating activities was $130.4 million for the nine months ended September 30, 2026, compared to $95.3 million for the nine months ended September 30, 2025, representing a $35.1 million increase in net cash provided by operating activities. This variance was primarily attributable to a $14.2 million unfavorable change in our operating assets and liabilities, net of acquisitions, and a $49.3 million increase in net income adjusted for non-cash expenses.
For the nine months ended September 30, 2026, net cash used for changes in operating assets and liabilities was $4.9 million, compared to $19.1 million for the nine months ended September 30, 2025, resulting in a $14.2 million unfavorable change. This variance was primarily driven by a decrease in the change of funds payable to clients of $56.2 million, as a result of the timing of payments to our clients in the applicable period. The timing of payments to our clients will vary from period to period based on when our client's customer payment for a particular transaction is made and when we are contractually required to remit such payment to our client. This decrease was partially offset by a decrease in the change in funds receivable from payment partners of $41.1 million. The timing of collections from our partners will vary from period to period based on when our clients’ customer payment for a particular transaction is made, as well as the customer’s payment method which impacts the timing of settlement of the payment.
Our operating cash flows from our net income (after adjustments for a decrease in non-cash expenses of $16.2 million) increased by $49.3 million for the nine months ended September 30, 2026, compared to the prior period. This variance was primarily impacted by the increase in income from operations reflecting the growth in transaction payment volumes, from both our existing clients and new clients, net of the increase in payment processing costs.
Investing Activities
Net cash provided by investing activities was $7.5 million for the nine months ended September 30, 2026, compared to net cash used in investing activities of $191.2 million during the nine months ended September 30, 2025. This $198.7 million change in cash flow from investing activities was primarily attributable to a $324.9 million decrease in cash paid for the acquisition of Sertifi during 2025, partially offset by a $133.3 million reduction in proceeds from the maturity and sale of investments that was used to facilitate our acquisition of Sertifi during the nine months ended September 30, 2025.
Financing Activities
Net cash used in financing activities was $63.5 million for the nine months ended September 30, 2026, compared to $53.9 million during the nine months ended September 30, 2025. This $9.7 million decrease was primarily due to a $125.0 million decrease in proceeds from the borrowings under our 2024 Amended Revolving Credit Facility and the $29.0 million Non-Voting Common Stock Repurchase, partially offset by a $110.0 million reduction in repayments on our 2024 Amended Revolving Credit Facility and a $33.8 million decrease in open market common stock repurchases.
As of September 30, 2026 and December 31, 2025, there was no outstanding indebtedness under the 2024 Amended Revolving Credit Facility.
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
Interest Rate Risk
We are exposed to interest rate risk relating to our cash and cash equivalents and available-for-sale debt securities. We hold cash in both non-interest and interest-bearing bank accounts. Our corporate investment portfolio consists primarily of money market funds, which are AAA-rated and comprised of liquid, high quality debt securities issued by the U.S. government, and investments in available-for-sale U.S. government obligations. An immediate 10% increase or decrease in interest rates would not have a material effect on our financial position, results of operations or cash flows.
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
As of September 30, 2026 and December 31, 2025, there was no outstanding indebtedness under the 2024 Amended Revolving Credit Facility. An immediate 10% increase or decrease in interest rates would not have a material effect on our financial position, results of operations or cash flows.
Information provided by the sensitivity analysis is not a prediction of future events and does not necessarily represent the actual changes that would occur.
Foreign Currency Exchange Risk
For our cross-border payments, we have short term foreign currency exchange exposure, typically between one and four days. Our cross-border payment service allows our client’s customers to use their local currency to pay our clients. When a client’s customer books a cross-border payment in the customer’s local currency, we provide an amount to be paid to the client in that local currency based on the foreign exchange rate then in effect. The client’s customer then has a certain amount of time to complete payment—typically one to four days—that may differ depending on the payment method selected. When our client’s customer makes the payment and we process these funds to our clients through our global payment network, the actual exchange rate may differ from the exchange rate that was initially used to calculate the amount payable by the client’s customer due to foreign exchange rate fluctuations. The amount our client’s customers pay in their local currency is not adjusted for changes in foreign exchange rates between booking the transaction and the date the funds are paid and converted. If the value of the currency used by the client’s customer weakens relative to the currency in which funds are remitted to our clients, we may be required to cover the shortfall in remitted funds. This could have an unfavorable effect on our cash flows and operating results. We have been leveraging our in-house currency hedging algorithms since 2014, including entering into non-deliverable forward foreign currency contracts, to help mitigate the volatility related to fluctuations in the foreign exchange rates. In addition, to mitigate the impact of foreign currency fluctuations on our net income, beginning in July 2025, we entered into foreign currency forward contracts to economically hedge the variability in exchange rates associated with certain intercompany loans. As of September 30, 2026, we had one hedged intercompany loan.
Our cash flows and operating results may also be impacted by fluctuations in foreign currency exchange rates between the U.S. Dollar and various currencies, in particular the British Pound. The value of our revenue and profits in local currencies may be worth more or less in U.S. Dollars due to a strengthening or weakening, respectively, of those currencies against the U.S. Dollar. For example, for the nine months ended September 30, 2026, as the U.S. Dollar weakened against several currencies, including the British Pound, relative to the prior year, these foreign exchange impacts increased our reported revenue in U.S. Dollars by approximately $9.3 million compared to the prior year on a FX Neutral basis.
Fluctuations in foreign currency exchange rates may also impact the value of assets and liabilities denominated in currencies other than the functional currencies of our entities. Our reporting currency and the functional currency of our subsidiaries, with the exception of our U.K. and Australian subsidiaries, is the U.S. Dollar. The functional currency for our U.K. and Australian subsidiaries is the local currency, or British Pound and Australian Dollar, respectively. Financial statements of our foreign subsidiaries are translated from local currency into U.S. Dollars using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates in effect during the period for revenue and expenses. Resulting translation adjustments are included as a component of accumulated other comprehensive (loss) income in our consolidated balance sheets. Gains and losses from the remeasurement of foreign currencies into functional currencies are recognized in the condensed consolidated statements of operations and comprehensive income. A potential change in foreign exchange rates of 10% from such remeasurement of assets and liabilities would have impacted income before income taxes by approximately $24.7 million and $25.3 million as of September 30, 2026 and December 31, 2025, respectively.
Inflation Risk
Inflation did not have a material effect on our cash flows and results of operations during the nine months ended September 30, 2026. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through increase in prices of our product offerings.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial and Accounting Officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, including patent, commercial, product liability, employment, class action, whistleblower, and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. Other than as described below, we are not currently a party to any legal proceedings that we believe to be material, individually or in the aggregate, to our business or condensed consolidated financial statements. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
In the course of enhancing our sanctions compliance function, we initiated an internal review that identified issues related to our compliance with sanctions, including payments that may have originated from sanctioned jurisdictions or sanctioned persons. Although Flywire continues to evaluate whether these or other transactions constitute potential violations of OFAC sanctions (including whether certain of these payments may have been authorized by general licenses or license exemptions under the relevant sanctions regulations), Flywire has made voluntary submissions to OFAC to report apparent violations and provide supplemental information. Flywire is currently engaging with OFAC to resolve these matters, and most recently responded in October 2026 to an OFAC request to clarify certain previously provided information. Based upon the results of the internal review completed to date, we do not believe that the amount of any loss incurred as a result of this matter would be material to our business, financial condition, results of operations or cash flows.
On July 25, 2025, we and certain of our current and former officers were named as defendants in a securities class action complaint captioned Hickman v. Flywire Corporation filed in the United States District Court for the Eastern District of New York on behalf of a putative class of investors who purchased Flywire securities from February 28, 2024, through February 25, 2025. In January 2026, the complaint was amended to, among other matters, remove a former officer from the claim and modify the class period to the time period between May 21, 2024 through February 25, 2025. Plaintiffs’ counsel filed a second amended complaint on May 7, 2026, which among other matters, added new allegations and another named plaintiff. Plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by purportedly overstating the strength and sustainability of our revenue growth and understating the negative impact of certain government permit and visa related policies on our business. The lawsuit seeks unspecified damages, costs, attorneys’ fees, and other relief. We believe we have strong defenses against the asserted claims and intend to vigorously defend ourselves, and we filed a motion to dismiss in response to the second amended complaint on June 15, 2026. On September 28, 2026, we submitted our reply memorandum of law in further support of our motion to dismiss the second amended class action complaint.
We have not recorded an accrual for this matter because we have determined that a loss is not probable and reasonably estimable. Given the early stage of the proceedings, we are unable to estimate the reasonably possible loss or range of loss, if any, for this matter.
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

Risks Related to Our Business and Industry
•We have incurred operating losses in the past and may not sustain profitability in the future.
•We have a short operating history at our current scale in a rapidly evolving industry.
•We may be unable to retain our current clients, attract new clients, and increase the number of our clients’ customers that use our solutions or sell additional functionality to our clients.
•We may experience quarterly and annual fluctuations in operating results.
•We undertook restructuring activities that may not yield their intended efficiencies and could strain resources, negatively impact workforce morale, and slow down execution of our strategic plans.
•Our operational and business portfolio reviews may not result in improvements to our financial performance, strategy, or operations.
•We expect our revenue mix to vary over time, which could affect our gross profit, gross margin and results of operations.
•If our efforts to attract new clients and increase the number of our clients’ customers that use our solutions are unsuccessful, our revenue growth and operating results will be adversely affected.
•We may be unable to expand our direct and channel sales capabilities, grow our marketing reach and increase sales productivity.
•Our business could be adversely affected if our clients and their customers are not satisfied with the timing or quality of implementation services provided by us or our partners, or our ability to meet service levels to allow for timely payment processing due to system downtime or other factors.
•Our financial and operating results are subject to seasonality and cyclicality.
•We are exposed to fluctuations in foreign currency exchange rates that could materially and adversely affect our cash flows and results of operations.
•Certain of our key performance indicators are subject to inherent challenges in measurement.
•Our business depends, in large part, on our proprietary network of global, regional, and local banking partners and our relationships with other third-parties.
•Our markets are highly competitive.
•The estimates of market opportunity and our ability to capture a meaningful share of this payment volume may prove to be inaccurate.
•Our education business may be adversely affected by decreases in enrollment or tuition, cutbacks in governmental financial support, limitations or other restrictions on student visas to international students, actual and proposed U.S. policy changes and enforcement practices, or increased operating expenses for our clients.
•The healthcare industry is rapidly evolving.
•Our travel business may be sensitive to events affecting the travel industry in general.
•We may be unable to enter or expand into new verticals or sub-verticals, including our B2B vertical.
•There could be consolidation in the payment processing or enablement industry.
•We may be adversely impacted by global economic and political instability.
Risks Related to Our Operations
•We may not be able to scale our business quickly enough to meet our growing client base, and our technology and systems transformation program may not be successful.
•We enable the transfer of large sums of funds to our clients daily and are subject to the risk of errors.
•Volatility in the banking and financial services sectors may impact our bank partnerships and relationships, which could adversely affect our operations and liquidity.
•Our management of our operating funds and those of our clients may be reliant on a limited number of our banking partners and other financial institutions.

•We may be unable to maintain or expand our ability to offer a variety of local and international payment methods or grow and develop preferred payment choices.
•Improper or unauthorized use of, disclosure of, or access to personal or sensitive data could harm our reputation.
•We may be subject to cyberattacks or security vulnerabilities.
•Our risk management efforts may not be effective to prevent fraudulent activities by our clients, FlyMates or other third parties.
•We may fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, and changing business needs, requirements, or preferences.
•Our use of artificial intelligence (AI) may result in operational challenges, legal liability, reputational harm, competitive risks and enhanced regulatory and fraud concerns.
•Changes to payment card networks fees or rules could harm our business.
•If we lose key members of our management team or are unable to attract and retain executives and employees we need to support our operations and growth, our business may be harmed.
•Our business could be harmed as a result of the risks associated with our acquisitions.
•Systems failures and resulting interruptions in the availability of our solutions and core payment platform could harm our business.
Risks Related to Our Legal, Regulatory and Compliance Landscape
•Payments and other financial services-related regulations and oversight are material to our business.
•We are subject to governmental laws and requirements regarding economic and trade sanctions, AML, CFT and those applicable to a MSB.
•We are subject to governmental regulation and other legal obligations, particularly those related to privacy, data protection, information security, anti-corruption, anti-bribery, and similar laws.
Risks Related to Being a Public Company
•We may fail to continue to maintain proper effective internal control over financial reporting.
•Estimates relating to our critical accounting policies may prove to be incorrect.
•We will continue to incur increased costs as a public company.
Risks Related to Ownership of Our Common Stock
•Raising additional capital may cause dilution to our existing stockholders, restrict our operations, or require us to relinquish rights to our intellectual property on unfavorable terms.
•Our Repurchase Program may not achieve our goals or meet expectations.
Risks Related to Our Business and Industry
We have incurred operating losses in the past and may not sustain profitability in the future.
We were incorporated in 2009 and although we have only generated net income for the years ended December 31, 2024 and 2025 and the nine months ended September 30, 2026, we have incurred net losses in the past, and may incur net losses in the future. We generated net income of $13.5 million and $2.9 million for the years ended December 31, 2025 and 2024, respectively, and generated net loss of $8.6 million for the year ended December 31, 2023, and net income of $78.9 million and $13.5 million during the nine months ended September 30, 2026 and 2025, respectively. In addition, as of September 30, 2026, we had an accumulated deficit of $78.5 million. We have experienced significant revenue growth in recent periods and we are not certain whether or when we will obtain a high enough volume of revenue to sustain or increase our growth or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future operating results if our revenue does not increase. In particular, we intend to continue to strategically and selectively invest in headcount, to further develop our solutions, including introducing new functionality, and to expand our marketing programs and sales teams to drive new client adoption, expand strategic partner integrations, and support international and product expansion. Our operating results are also impacted by the mix of our revenue generated from our different revenue sources, which include transaction revenue and platform and other fee revenue. Changes in our revenue mix from quarter to quarter, including those derived from cross-border or domestic currency transactions, will impact our margins, and we may not be able to grow our gross margin adequately to maintain profitability. In addition, the mix of payment methods utilized by our clients’ customers may have an impact on our margins given that our costs associated with certain payment methods, such as credit cards, are higher than other payment methods accepted by our solutions, such as bank transfers. Due to the cross-border nature of much of our business, fluctuations in foreign currency exchange rates, slowdowns in international mobility and other regional considerations may affect our operating results. We will also face increased compliance and security costs associated with growth, the expansion of our client base, and being a public company. Our efforts to grow our business may be costlier than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for several reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications, delays, and other unknown events. If we are unable to sustain profitability, the value of our business and common stock may significantly decrease.
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
In addition, we expect to continue to expend substantial management time, financial and other resources on:
•sales, marketing, relationship management and client support, including an expansion of our sales organization, and new client support and payer retention initiatives;
•our technology infrastructure, including systems architecture, scalability, leveraging AI, availability, performance, and security;
•our technology development, including investments in our technology development team and the development of new solutions and new functionality;
•expanding into more international markets;
•retaining existing clients, attracting new clients and increasing the number of our clients’ customers that use our solutions;
•acquisitions or strategic investments;
•regulatory compliance and risk management; and
•general administration, including increased insurance, legal and accounting expenses associated with being a public company.
These investments may not result in increased revenue growth in our business. If we are unable to increase our revenue at a rate sufficient to offset the increase in our costs, our business, financial position and operating results will be harmed, and we may not be able to maintain profitability over the long term.
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
Our future success will depend in large part upon our ability to, among other things:
•cost-effectively acquire new clients, retain existing clients, increase the number of our clients’ customers that use our solutions and sell additional functionality to our clients;
•maintain and increase our market share;
•avoid pricing pressure on our solutions which would compress our margins;
•effectively market our solutions;
•enhance our existing solutions and develop new solutions;

•increase awareness of our brand and maintain our reputation;
•develop new technologies, adapt to technology changes and evolving industry standards and to incorporate new technologies, such as artificial intelligence, into our solutions;
•offer seamless experience for our clients and their customers, including all user facing attributes ranging from the user interface to client and customer support;
•the success of our comprehensive, company-wide digital operational and systems transformation program;
•anticipate and respond to microeconomic and macroeconomic changes;
•expand our solutions and geographic reach, including with respect to B2B and travel payments;
•our decision to exit certain markets, or our inability to process payments from certain jurisdictions we had previously served;
•anticipate and effectively respond to changing trends and the preferences of clients and their customers;
•compete effectively;
•avoid interruptions in our business from information technology (IT) downtime, an inability to manage emerging technology risks (including those posed by generative AI or other tools), cybersecurity breaches, or labor stoppages;
•effectively manage our growth;
•effectively identify and manage risks, including foreign currency exchange risk;
•hire, integrate, and retain talented people at all levels of our organization;
•maintain the quality of our technology infrastructure;
•compliance with multiple, conflicting and changing governmental laws and regulations, including with respect to employment, tax, competition, workplace and sustainability and other social matters;
•global pandemics, or other public health emergencies;
•retain our existing proprietary global network of banking and other payment partners and add new banking and other payment partners to scale our business; and
•retain our existing technology partners that allow us to provide alternative payment methods and add new technology partners to scale our business.
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
Our operating results have varied in the past and are expected to continue to do so in the future. In addition to other risk factors listed in this section titled “Risk Factors”, factors that may affect our quarterly and annual operating results, business and financial condition include the following:
•demand for our solutions and the number, volume and timing of payments processed;
•timing of tuition payments;
•actual or threatened government restrictions or related suspensions, limitations or delays on the issuances of visas, such as those being implemented in the U.K., Canada, Australia, and the U.S.;
•market acceptance of our current and future solutions;
•our revenue mix in a particular quarter;
•the mix of payment methods and currencies utilized by our clients’ customers in a particular quarter;
•a slowdown or delay in spending on IT and software by our current and/or prospective clients;
•sales cycles and performance of our direct and indirect sales force;
•budgeting and implementation cycles of our current or potential clients;
•foreign currency exchange rate fluctuations;
•the management, performance and expansion of our domestic and international operations;
•the rate of renewals of contracts with our clients;
•changes in the competitive dynamics of our markets;
•our ability to control and predict costs, including our operating expenses;

•clients delaying purchasing decisions, including in anticipation of new products or product enhancements by us or our competitors;
•the seasonality and cyclical nature of our business;
•failure to successfully manage or integrate any acquisitions, including our most recent acquisition of Sertifi;
•the outcome or publicity surrounding any pending or threatened lawsuits or government investigations;
•general economic and political conditions in our domestic and international markets, including heightened interest rates, imposition of tariffs, inflation and fluctuations in supply chains, regional or global economic recession, and restrictions on cross-border travel or commerce;
•changes in the level of scrutiny applied by regulators, clients, and investors on our social impact efforts;
•unexpected events, including those resulting from climate change, international or civil conflicts and wars, or other geopolitical events;
•expected or actual extended U.S. federal government shutdowns, priorities of the U.S. presidential administration and related changes in laws, regulations or policies, which among other things could result in increased limitations on visa issuances, geopolitical uncertainty and impact educational financial aid payments; and
•global pandemics, or other public health emergencies and the responses thereto.
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
We regularly evaluate the full range of options for maximizing value to our shareholders, including potential transactions with third parties and other strategic and financial alternatives. There can be no assurance that the operational and business portfolio reviews will result in any particular action or that a transaction will be consummated, nor can there be any assurance regarding the timing of any action or transaction. We have not set a deadline or definitive timetable for the completion of our reviews, and we can provide no assurance that any actions taken or any transaction or other strategic alternative we may pursue will achieve the anticipated cost savings, operating efficiencies or have a positive impact on our results of operations or financial condition.
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
A majority of the total payment volume we have historically processed is cross-border payments denominated in many foreign currencies, which subjects us to foreign currency risk. The strengthening or weakening of the U.S. dollar versus these foreign currencies impacts the translation of our net revenues generated in these foreign currencies into the U.S. dollar. For example, for the nine months ended September 30, 2026, as the U.S. Dollar weakened against several currencies, including the British Pound, relative to the prior year, these foreign exchange impacts increased our reported revenue in U.S. Dollars by approximately $9.3 million compared to the prior year on a FX Neutral basis.
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
We are reliant on our education clients, including colleges, universities and other education-related organizations that include language schools, boarding schools, summer programs, and others, to drive enrollment at their schools and maintain tuition costs. Factors outside of our control will affect enrollments and tuition costs, including the following:
•Declines in international student enrollment. Global conflict, geopolitical tensions and restrictions on immigration and revocations, suspensions or increased restrictions or limitations on the award of student visas (such as those being implemented in the U.S., U.K., Canada and Australia) has and is expected to continue to negatively impact the cross-border education industry and schools that rely on foreign student populations.
•Reduced enrollment in higher education due to lack of funding, increases to cost of attendance or other inflationary pressure. Some institutes of higher education may close or merge with other colleges and universities. Significant reductions in student funding, through grants or loans, may reduce enrollments and decrease the payment volume we process. Potential students may also be deterred by increases in the cost of attendance.
•Government supported institutions may experience losses or reduction in public funding. Many of our clients rely considerably upon public funding or support, which may not always be available due to budget constraints.
•Changing perceptions about in-person classes. Students may reject the opportunity to attend courses in person, when online or virtual classes are offered as an option, due to growing familiarity and perceived convenience of remote learning or a lower price point for online classes.
•Our clients’ rankings, reputation and marketing efforts strongly affect enrollments, none of which we control. If we fail to maintain or add clients with strong, stable reputations and rankings, they will fail to achieve consistent enrollments.
•A U.S. government shutdown could result in the suspension, delay or cancellation in education grants and loans or in the issuance of visas or visa denials, any of which could discourage prospective international students from choosing U.S. institutions as places for study or otherwise negatively impact our revenues derived from such students.
•General economic conditions. Any contraction in the economy could be expected to reduce enrollment in higher education, whether by reducing funding, reducing corporate allowances for continuing education, general reductions in employment or savings or other factors.
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
In January 2024, the Canadian government announced what at the time appeared to be a temporary intake cap on international student permit applications to stabilize new growth for a period of two years. This cap – intended to address

Canada’s housing shortage, overburdened health systems, and rising costs of living – has reportedly reduced the number of international students coming to Canada by about 40% since implementation. Building on these changes, the Immigration, Refugees, and Citizenship Canada (IRCC) announced in January 2025 that new study permits for international students will be reduced by 10% from the 2024 target of 485,000 to 437,000 in 2025 and 2026. In November 2025, the IRCC announced that it expected to issue up to 408,000 study permits in 2026, including 155,000 to newly arriving international students, as outlined in the 2026–2028 Immigration Levels Plan, and 253,000 extensions for current and returning students. This number is 7% lower than the 2025 issuance target of 437,000 and 16% lower than the 2024 issuance target of 485,000. As of January 1, 2026, master’s and doctoral level students enrolled at a public designated learning institution in Canada do not need to submit a provincial or territorial attestation letter with their study permit application. Additionally, in November 2024, Canada ended its Student Direct Stream (SDS) program for expedited international student visa processing, and international students applying to study in Canada no longer need to prepay tuition to apply for a study permit.
Similarly, since late 2023, the Australian government has taken actions to tighten international student visa rules, including an increase in the amount of minimum savings that international students would need to have in order to obtain a visa, raising the standards of the English language proficiency requirements for student and graduate visas, a 125% increase in the visa fee for international students, and the imposition of a ban for holders of visitor visas and students holding temporary graduate visas from applying for a student visa while in Australia. In August 2024, the Australian government announced the setting of a national planning level to apply from January 1, 2025 and which is intended to limit the number of new overseas student places available in Australia – including a ceiling of 270,000 international students for calendar year 2025. However, in December 2024, the government announced a change of course, instead implementing a system to introduce two categories of student visa processing: “high priority” and “standard priority”, with all international education providers to receive high priority processing up to 80% of their indicative international student cap. After reaching 80%, the providers will receive standard priority processing. In August 2025, the Australian government announced the setting of a national planning level to apply a ceiling of 295,000 international students for 2026 (lifting the planning level by 25,000 from the 270,000 baseline set for 2025). In July 2026, the Australian government announced that the national planning level for 2027 will remain at 295,000 new international student commencements, maintaining allocation stability across active international education providers. These new Australian government policies, including university quotas, slower visa processing, higher fees, and stricter financial and language requirements, have had an adverse impact on our business for the nine months ended September 30, 2026 and we anticipate will continue to impact our Australian revenues for the remainder of 2026.
The Australian government reclassified India as a highest-risk (Evidence Level 3) student-visa assessment jurisdiction under its Simplified Student Visa Framework (SSVF), shifting India from Evidence Level 2 to the more stringent Evidence Level 3 category effective January 8, 2026. This reclassification was attributed to what the Department of Home Affairs described as “emerging integrity risks,” including concerns about non-genuine applications and fraudulent documentation within the student visa system. Indian student visa applicants are now required to submit more extensive documentation, including detailed financial evidence, authenticated academic records, proof of English language proficiency, and may be subject to additional background checks or interviews before a visa decision can be finalized. Some expected impacts to Australian universities include:
•Expectation of longer student visa processing times, potentially extending from current medians to eight or more weeks, which could disrupt admissions and orientation schedules.
•Increased administrative burden on international offices and recruitment staff to assist Indian applicants with enhanced documentation and compliance requirements.
•Risk of a reduction in Indian student enrollments or delays in arrival, affecting tuition revenue and program planning.
•Necessity for universities to adjust intake planning, including staggered start dates or expanded online coursework, to accommodate delayed visa issuance.
•Potential for higher refusal rates requiring additional counseling and risk management for affected applicants.
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
In addition, on October 2, 2026, the Australian government implemented further student visa reforms intended to reduce “visa hopping” and strengthen the integrity of its international education system. Under these reforms, most temporary visa holders in Australia, including visitor, working holiday, temporary work and temporary graduate visa holders, are no longer able to apply for a Student Visa (subclass 500) while in Australia and must instead apply for, and be granted, a Student Visa from outside Australia, and existing Student visa holders seeking a further Student Visa while in Australia must demonstrate genuine course progression. Most Student Visa applicants are also no longer able to include partners or dependent children in their applications, subject to limited exemptions (including for PhD students, government-sponsored students and nationals of Pacific and ASEAN member countries), and Student Visa holders may no longer add family members after their visa is granted. As a transitional measure until June 30, 2027, most international students must now remain in their principal course for 12 months, rather than six months, before transferring to another education provider, and beginning July 1, 2027, students seeking to change providers after arriving in Australia will be required to apply for a new Student Visa through a new transfer stream. Applications lodged before October 2, 2026 continue to be assessed under the prior rules. These reforms may reduce the number of international students who choose to study in Australia, particularly students who would otherwise be accompanied by family members or would otherwise transition to a Student Visa while in Australia, and could reduce or delay the education payments we process for our Australian clients.
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
Other governments where our client institutions are located, including in the U.S., may introduce measures from time to time to manage the growth of the international student population in their respective countries, which may have adverse effects on our business. For example, the U.S. government’s recent announcement to impose a $100,000 filing fee per new H-1B visa could adversely impact demand for international students to attend our client institutions in the U.S. The new H-1B visa fee does not apply to international students already in the U.S. looking to apply for a status change. In June 2026, the U.S. District Court for the District of Massachusetts issued an order barring implementation of the $100,000 fee, which the U.S. Court of Appeals for the First Circuit declined to stay in July 2026, and on September 30, 2026, the U.S. District Court for the Northern District of California separately blocked implementation of the fee. The U.S. government has since extended the presidential proclamation imposing the fee for an additional year, and in August 2026, the U.S. Department of Homeland Security proposed a rule that would establish a permanent fee of approximately $103,000 for certain new H-1B petitions. The status and validity of the fee therefore remain subject to ongoing litigation and rulemaking. In addition, in 2025 U.S. policy shifts prompted dramatic action to rescind student visas (including deportation of students), plan additional cutbacks to the volume of international student visa issuances, and more closely scrutinize applications for international student visas, and to cut government support for higher education, adding to uncertainty around the number of students coming to the U.S. to study in the near future. In July 2026, the U.S. Department of Homeland Security published a final rule that would replace the open-ended "duration of status" for F-1 visa holders with a fixed maximum admission period of up to four years. Although the U.S. District Court for the District of Massachusetts preliminarily enjoined implementation of the rule on September 14, 2026, the day before it was scheduled to take effect, and the U.S. government has appealed that decision, the rule, if ultimately implemented, would create additional administrative burdens and potential visa uncertainty for international students studying in the U.S. and near-term immigration friction could temper growth in overall U.S. inbound international student enrollment, which may adversely impact our revenue and results of operations. Delays in issuances of visas or visa denials – which could be exacerbated by the periodic U.S. government shutdowns – may discourage prospective international students from choosing U.S. institutions as places for study. Recent proposals in Congress to tighten visa stay rules and to implement the “OPT Fair Tax Act” could further dampen demand among international students to study in the U.S. The existing rules and any introduction of new rules further limiting the attractiveness of international study by the governments of countries where our client institutions are located has and is expected in the near term to continue to adversely impact the growth of our business in the applicable regions. In addition to caps on international students, government changes to other visa or student insurance requirements (for example, no longer requiring a one year tuition deposit as a condition to issuance of a student visa, or eliminating a need to procure insurance) may negatively impact payment volume. The existing rules and any introduction of new rules further limiting potential payment flows or the attractiveness of international study by the governments of countries where our client institutions are located has and could continue to adversely impact our business, operating results, and financial condition. Changes to U.S. immigration policy can also dampen demands for international study.
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
In 2025, there were a number of actions and policies proposed or taken which have unsettled the U.S. private secondary and higher education sector, a historically significant source of clients and revenue for us. Any one or combination of these potential acts and policies coming to fruition or further developing – or even a perception or fear of occurrence – could negatively affect student enrollment at U.S. private boarding schools and colleges and universities, lead to diminishing operating budgets, and adversely affect our business and operating results and financial condition. Among these proposed or actual policies are:
•Restrictions on issuances and revocations of student visas, and deportation of students studying in the U.S. High profile instances of students with traditionally protective immigration status being arrested, deported, or having their student visas revoked have drawn widespread media attention. There have similarly been proposals put forth to expand the scope of bans on visa issuances. Diplomatic tensions between the U.S. and other countries can evoke visa restrictions specifically targeting students which would impact their ability to study in the U.S. Changes in U.S. immigration regulations or other laws, practices and frequency or methods of enforcement which discourage immigration or international study could adversely affect our education vertical or growth rate in the future. Reduced or disrupted international study patterns are likely to reduce the payment volumes we process and harm our operating results.
•Reductions in government funding. There have been a number of instances of actual or threatened withholdings of federal funding to U.S. institutions of higher learning in general as well as to higher-profile U.S. colleges and universities. While some schools have worked out a negotiated arrangement with the U.S. government to allow for funding to continue in whole or in part – subject to specified conditions – others have not, and unreconciled instances continue to create an environment of uncertainty. Changes at the federal level regarding education policy could have a ripple effect on state funding for higher education. This could result in financial uncertainty for public universities that rely on state support, potentially leading to tougher budgetary constraints. Any such reductions could adversely affect the financial health of colleges and universities, leading to diminished operational budgets, fewer student services, and declines in enrollment, which could reduce the demand for our services and negatively impact our operating results.
•Cutbacks to, or elimination of, student loan programs and the U.S. Department of Education. Alterations in student loan regulations or a reduction in U.S. government support for loan programs – particularly for international study – could exacerbate the financial burden on students and their families and make the cost of attending college prohibitively expensive for families. This situation might discourage prospective students from enrolling, thereby affecting overall college attendance rates. We have historically, and expect to continue to, process U.S. student loan payments and a loss of these payment flows or a reduction in the number of students enrolling in higher education institutions that accept U.S. student loan payments could adversely affect our business.
•Public image and perception. The perception of these real or proposed policies – especially with respect to immigration and availability of student visas – and their potential to make it more challenging for international students to study in the United States could result in a significant drop in enrollment numbers. This decline would particularly impact our U.S. client institutions that rely heavily on tuition revenue generated from international students. In addition, other nations may implement more attractive visa policies, which could entice international students to choose educational opportunities outside of the United States. Although we have client institutions in countries around the world where international students may choose to study if they are increasingly uncomfortable studying in the

U.S., the cost of attending a school in these jurisdictions may be significantly less than in the U.S., and our payment volumes may suffer as a result.
After a period during which interviews and applications for student visas to study in the U.S. were temporarily suspended, in June 2025 the U.S. Department of State (DOS) resumed scheduling visa interview appointments for international students and exchange visitors while it considered new social media vetting measures. New student and exchange visitor visa policies, including the temporary pause and expanded vetting, could impact the amount of international students successfully enrolling as students in the U.S., which may adversely affect our revenue and results of operations. Some of these expected impacts include:
•Requests for deferred admissions, increased student inquiries/concerns, and delays in expected enrollment;
•Visa appointment cancellations, unavailability or delays in scheduling interviews as well as higher visa rejection rates - especially as to potential students from the countries that send the most students to the United States; and
•Students pivoting away from study and research in the United States. According to some studies, the top five countries that international students and scholars have indicated they are turning to instead of the United States are: United Kingdom, Australia, Canada, China, and Germany. The European and Asian study destinations that are gaining in market share of student interest often carry lower tuition and related costs of living relative to the United States, which can result in lower volume of payments processed within our education vertical.
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
In addition, in the U.S., the “One Big Beautiful Bill” Act (OBBBA) contains a number of provisions with the potential to significantly change the landscape for financing undergraduate and graduate study and which could adversely affect the demand for higher education in the U.S. The OBBBA limits Pell Grant awards (which provide gift aid to low-income students), eliminates the Grad PLUS program, and sets new limits for graduate and professional students for Direct Unsubsidized Loans. The new bill also caps parent loans to finance undergraduate education, and changes student loan repayment options, among other modifications. More specifically, the structural changes to federal higher education financing under the OBBBA include:
•Elimination of Graduate PLUS Loans: The Grad PLUS loan program was eliminated for new borrowers starting July 1, 2026 (with legacy grandfathering options available for up to three academic years for existing borrowers).
•New Borrowing Caps:
◦Graduate & Professional: Annual borrowing for Direct Unsubsidized Loans is capped at $20,500 ($100,000 aggregate) for general graduate programs and $50,000 ($200,000 aggregate) for designated professional programs.
◦Parent PLUS: Annual borrowing is capped at $20,000 per student, with a $65,000 aggregate limit per dependent.
◦Lifetime Cap: A cumulative lifetime federal student loan borrowing cap of $257,500 is established (excluding Parent PLUS).
Most of these changes went into effect July 1, 2026 and while management actively monitors institutional adaptation to these regulatory updates, the impacts of the bill may affect U.S. student enrollment in undergraduate and postgraduate programs, which could materially and adversely affect our revenue and results of operations.
In October 2025, the current administration introduced a proposal termed the “Compact for Academic Excellence in Higher Education,” under which select U.S. universities would be invited to accept a set of federal policy conditions—such as freezing tuition rates, limiting international student enrollment, altering admissions criteria, and certifying adherence to specified ideological and governance standards—in exchange for preferential access to federal funding and grants. A number of major U.S. research universities have declined to sign the compact, citing concerns regarding academic freedom, institutional autonomy and constitutional protections, while a small number of institutions have signed or agreed to adopt the compact's conditions. Several major higher education associations, including the American Council on Education and NASFAA, have publicly opposed the compact. Certain institutions that have declined to sign the compact have reported increased scrutiny of, or delays or freezes in, previously approved federal funding. Because a meaningful portion of Flywire’s revenue is generated through cross-border payment services and tuition facilitation for higher-education institutions, changes in federal higher-education policy could indirectly but materially affect us. If major client universities (especially large public and private institutions) decline to engage in or are disqualified from federal funding programs due to a refusal or failure to comply with compact terms, they may downsize enrollments (particularly of international students), constrain capital expenditures, or restructure their financial operations. Such shifts could reduce payment volumes, delay implementation of new systems, and reduce demand for value-added services like foreign-exchange hedging, deferred payments, or collections.
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
On October 8, 2026, the Department of Homeland Security issued a Notice of Proposed Rulemaking that would require higher education institutions to pay a $70,000 fee for an initial Optional Practical Training (OPT) recommendation—and $30,000 for extensions—for F-1 international students seeking post-graduation work authorization in the United States. While the proposed rule remains subject to a public comment period, potential revisions, and anticipated legal challenges before any final implementation, a significant reduction in foreign student enrollment or post-graduate work pathways resulting from these prohibitive costs could adversely impact cross-border payment volumes and cross-border tuition revenue within the Company's U.S. higher education vertical.
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
The most recent outbreak of hostilities and military strikes involving the U.S. and Israel alliance positioned against Iran, and Iran's restriction of traffic through the Strait of Hormuz has amplified global economic uncertainty. The Israel Defense Force (IDF), the national military of Israel, is a conscripted military service, subject to certain exceptions. In March 2026, the IDF approved the call-up of up to 400,000 reservists to support operations across multiple fronts, including Iran and Hezbollah. It is possible that there will be further military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, for example, may have unintended negative effects and adversely impact our business, financial condition and results of operations.
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
In addition, political tensions between the U.S. and countries, such as Canada, Mexico and China, have recently escalated due to, among other things, U.S. policy shifts, and could have an adverse effect on our operating results. Rising political tensions could reduce levels of trade, investments, technological and educational exchanges, travel and other economic activities between the U.S. and such other countries, which would have a material adverse effect on global economic conditions and the stability of global financial markets. Since February 2025, the U.S. government has enacted, and continues to enact, a series of new tariffs, including a tariff on all imports and additional “reciprocal” tariffs targeting imports from specified countries. These tariffs and other changes in U.S. trade policy have triggered, and could continue to trigger, retaliatory actions by affected countries, including retaliatory tariffs or other protectionist measures that could harm our business, results of operations and financial condition. The tariff policy environment has been and can be expected to continue to be dynamic. The ultimate impact of these newly enacted and potential future tariffs or other restrictions on international trade will depend on various factors, including the ultimate levels of such tariffs, how long such tariffs remain in place, and how other countries respond to the U.S. tariffs. Any of these factors could have a material adverse effect on our business, prospects, financial condition and results of operations. We cannot assure you that, if the political tension between the U.S. and other countries intensifies and further regulations affecting our business are passed, our business will not be materially and adversely affected.
Inflation and heightened interest rates have and may in the future result in decreased demand for our solutions, increases in our operating costs including our labor costs, constrained credit and liquidity, and volatility in financial markets and the banking ecosystem. The Federal Reserve lowered interest rates by 25 basis points on each of September 17, 2025, October 29, 2025, and December 10, 2025, but on September 16, 2026, raised the federal funds target range by 25 basis points to 3.75% to 4.00%. Interest rates remain elevated, and there continues to be uncertainty in the changing market and economic conditions, including the effects of additional measures that have and could be taken by the Trump administration, the Federal Reserve and other government agencies, related to concerns over inflation risk. A sharp rise in interest rates could have an adverse impact on the fair market value of securities we may invest in as part of our portfolio investments, which could adversely affect our financial results.
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

For the years ended December 31, 2025 and 2024, we processed over $37.6 billion and over $29.7 billion in payments on our solutions, respectively. For the nine months ended September 30, 2026, we processed approximately $37.4 billion in payments on our solutions. We have grown rapidly and seek to continue to grow, and our business is subject to the risk of financial losses as a result of chargebacks for client-related losses, credit losses, operational errors, software defects, service disruption, employee or partner misconduct, security breaches, or other similar actions or errors in our solutions. As a provider of accounts receivable and other payment solutions, we enable the transfer of funds to our clients from their customers. Software errors in our solutions, including as a result of ordinary course updates to our software and systems, and operational errors by our FlyMates and business partners may also expose us to losses. Payments companies are frequent targets of social engineering and AI "deepfake" attacks. In our business model, subject to certain exceptions, we function as a merchant of record in connection with the receipt of payments by our clients’ customers, which subjects us to chargeback risk in the event a client’s customer cancels or otherwise does not receive the services for which such customer paid. This risk is heightened in sectors characterized by advanced bookings, extended delivery timelines, or elevated economic sensitivity—such as our travel, B2B, and for-profit education verticals. In these verticals, payors frequently purchase services, travel accommodations, or educational courses well in advance of performance. If a client in these or other sectors experiences severe financial difficulty, restructuring, or insolvency, or enters bankruptcy proceedings before fulfilling its obligations, payors may initiate chargebacks or demand full refunds. Because we act as merchant of record, payment card networks and acquiring banks hold us directly liable for these chargebacks. Although our client contracts allow us to pass such chargeback risk to our client, if a client has gone out of business or we are otherwise unable to collect on the chargeback, we will bear the economic loss, which can negatively impact our business.
Moreover, our trustworthiness and reputation are fundamental to our business. As a global payments enablement and software company, the occurrence of any credit losses, operational errors, software defects, service disruption, employee misconduct, security breaches, or other similar actions or errors in our solutions could result in financial losses to our business and our clients, loss of trust, damage to our reputation, or termination of our agreements with strategic partners, each of which could result in:
•loss of clients or a reduction in use of our solutions by our clients’ customers;
•lost or delayed market acceptance and acquisition of new clients;
•legal claims against us;
•regulatory enforcement action; or
•diversion of our resources, including through increased service expenses or financial concessions, and increased insurance costs.
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
Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or customer data using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. Providers of payment and accounts receivable software have frequently been targeted by such attacks and due to the wars in the Ukraine and Middle East and continued political uncertainty involving Russia and Ukraine, Israel and Hamas and the ongoing conflict between the U.S., Iran and Israel, respectively, and potentially other regions of Europe and the Middle East, there is an increased likelihood that escalation of tensions could result in cyberattacks that could either directly or indirectly impact our operations. In addition, the development and implementation of AI technologies may further increase our exposure to or exacerbate the risks of cyberattacks or other security incidents, particularly where such technologies are exploited by third parties to breach our or other parties’ systems, including when such technologies are used to target our employees or impersonate members of senior management in order to gain unauthorized access to our systems. In addition, vulnerabilities in widely used third-party and open-source software, programming languages and other technology components on which we, our clients and our third-party providers rely may be discovered and exploited by threat actors, in some cases before a patch or other remediation is available or before it can be fully deployed across affected systems, and the use of AI tools to identify and exploit such vulnerabilities may shorten the time between their discovery or disclosure and their exploitation. Because of this, we face additional cybersecurity challenges, including threats to our own IT infrastructure or those of our clients, our clients’ customers, and/or third-party providers, that may take a variety of forms ranging from stolen bank accounts, business email compromise, client employee fraud, account takeover, or check fraud, to “mega breaches” targeted against payment and accounts receivable software, which could be initiated by individual or groups of hackers or sophisticated cyber criminals using any of the methods described above. A cybersecurity incident or breach could result in disclosure of confidential information and intellectual property, or cause production downtimes and compromised data. We have in the past experienced cybersecurity incidents of limited scale, and we may in the future experience other data security incidents or breaches affecting personally identifiable information or other confidential business information. We may be unable to anticipate or prevent techniques used in the future to obtain unauthorized access or to sabotage systems because they change frequently and often are not detected until after an incident has occurred. As we increase our client base and our brand becomes more widely known and recognized, third parties may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive corporate information or our clients’ (or our clients’ customers’) data.
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
Stablecoins also introduce additional operational and cybersecurity risks. The blockchain networks and digital wallets our Digital Asset Partner uses to process stablecoin transactions may be vulnerable to congestion, security breaches, hacking, phishing attacks, software bugs, hard forks, and network failures. Any of these could result in the loss or theft of stablecoin funds, for which we may have limited recourse due to the decentralized and irreversible nature of blockchain transactions. If our Digital Asset Partner, the public blockchain networks, or any stablecoin issuers experience insolvency, operational disruptions, or fraudulent activity, our Digital Asset Partner’s ability to process payments or convert stablecoins to fiat currency could be impaired, potentially leading to financial losses or liquidity constraints.

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
Financially, the transformation program requires a substantial financial commitment, including initial capital expenditure alongside millions of dollars in incremental recurring software-as-a-service (SaaS) licensing fees and ongoing platform investments. Despite our efforts to maintain rigid budget discipline, we face the distinct possibility of significant cost overruns due to unforeseen engineering complexities, integration bottlenecks across disparate third-party systems, regional talent constraints, evolving global regulatory standards, or extended vendor deployment timelines. The ultimate commercial success and return on investment of the transformation program are deeply contingent upon our ability to capture significant long-term operational savings and drive aggressive structural productivity gains. If we experience implementation delays, high personnel attrition within our newly reorganized data and systems squads, or an inability to successfully transition historical manual and spreadsheet-based workflows into automated processes, our anticipated cost structure improvements will fail to materialize. Under such circumstances, we may not achieve our anticipated cost savings or operating efficiencies, which could result in asset impairments and harm our operating margins and net income.
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
We also rely on our proprietary global payment network comprised of leading global, regional and local banks and technology and payment partners. If we do not or cannot maintain the interoperability of their products or services or the products of our key software vendors that are integral to our solutions, our business may be materially and adversely affected. These third parties periodically update and change their systems, and although we have been able to adapt our solutions to their evolving needs in the past, there can be no guarantee that we will be able to do so in the future. In particular, if we are unable to adapt to such changes, we may not be able to utilize these strategic partners and we may lose access to large numbers of clients as a result.
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
We rely on highly skilled employees, including software engineers and product specialists, many of whom are foreign nationals working in the United States under H-1B and other temporary work visas. In September 2025, the U.S. government announced its plans to require employers pay a $100,000 filing fee per H-1B visa petition to bring new H-1B workers into the U.S. The new H-1B visa fee would not apply to international students already in the U.S. looking to apply for a status change, but this new requirement would significantly increase the cost of employing new foreign nationals in the U.S and could materially impact our operating expenses and our ability to attract specialized talent. If these visa-related costs remain in effect or increase further, we may be required to reduce our reliance on new H-1B visa holders or absorb materially higher personnel costs, either of which could negatively affect our financial performance. In addition, the number of H-1B visas available each year is limited by quota and lottery, and future changes in immigration laws or enforcement could further restrict our access to qualified foreign workers. Our inability to recruit or retain critical technical and operational talent—whether due to higher visa costs, policy changes, or processing delays—could hinder our ability to innovate, maintain our technology infrastructure, or expand internationally. In June 2026, the U.S. District Court for the District of Massachusetts issued an order barring implementation of the $100,000 fee, which the U.S. Court of Appeals for the First Circuit declined to stay in July 2026, and on September 30, 2026, the U.S. District Court for the Northern District of California separately blocked implementation of the fee. The U.S. government has since extended the presidential proclamation imposing the fee for an additional year, and in August 2026, the U.S. Department of Homeland Security proposed a rule that would establish a permanent fee of approximately $103,000 for certain new H-1B petitions. The status and validity of the fee therefore remain subject to ongoing litigation and rulemaking.
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
We believe our culture has been a key contributor to our success to date and that the critical nature of the solutions that we provide promotes a sense of greater purpose and fulfillment in our FlyMates. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and continue to develop our infrastructure, we may find it difficult to maintain these important aspects of our culture. If we fail to maintain our culture, our business and competitive position may be adversely affected.
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
We devote significant resources to establish relationships with new clients and deepen relationships with existing clients. Our sales cycle for our solutions can be variable, typically ranging from three to nine months from initial contact to contract execution. However, there is potential for our sales cycle to extend beyond three to nine months. During the period of our sales cycle, our efforts involve educating our clients about the use, technical capabilities and benefits of our solutions. Our operating results depend in substantial part on our ability to deliver a successful client experience and persuade our clients to grow their relationship with us over time. As we expect to grow rapidly, our client acquisition costs could outpace our build-up of recurring revenue, and we may be unable to reduce our total operating costs through economies of scale such that we are unable to maintain profitability. Any increased or unexpected costs or unanticipated delays, including delays caused by factors outside of our control, could cause our operating results to suffer.
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
Any acquisitions we undertake or have recently completed, including the acquisitions of Sertifi in February 2025 and Invoiced in August 2024, will likely be accompanied by business risks which may include, among other things:
•the effect of the acquisition on our financial results, strategic position or reputation;
•the failure of an acquisition to result in expected benefits, which may include benefits relating to enhanced revenues, technology, human resources, costs savings, operating efficiencies, goodwill and other synergies;
•the difficulty, cost and management effort required to integrate the acquired businesses, including costs and delays in implementing common systems and procedures and costs and delays caused by communication difficulties;
•the assumption of certain known or unknown liabilities of the acquired business, including litigation-related liabilities;
•the reduction of our cash available for operations and other uses, the increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt;
•a lack of experience in new markets, new geographies, new business culture, products or technologies or an initial dependence on unfamiliar distribution partners;
•the possibility that we will pay more than the value we derive from the acquisition;

•the impairment of relationships with our clients, clients' customers, partners or suppliers or those of the acquired business; and
•the potential loss of key employees of the acquired business.
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
We use public cloud hosting with AWS and depend on AWS’ ability to protect their data centers against damage or interruption from natural disasters, power or telecommunications failures, criminal acts, and similar events. Our operations depend on protecting the cloud infrastructure hosted by AWS by maintaining the configuration, architecture, and interconnection specifications, as well as the information stored in these virtual data centers and transmitted by third-party internet service providers. On limited occasions, we have experienced service disruptions in the past, and may experience interruptions or delays in our solutions in the future. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the data storage services we use. Although we have disaster recovery plans that utilize various data storage locations, any incident affecting our data storage or internet service providers’ infrastructure that may be caused by fire, flood, severe storm, earthquake, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters, war or other military conflict, including an escalation of the conflicts between Russia and Ukraine, or in the Middle East involving the U.S., Israel, Hamas and Iran, terrorist attacks, negligence, and other similar events beyond our control could negatively affect our solutions. Any prolonged service disruption affecting our solutions could damage our reputation with current and potential clients, expose us to liability, cause us to lose clients, or otherwise harm our business. In the event of damage or interruption to our solutions, our insurance policies may not adequately compensate us for any losses that we may incur.
In addition, we may experience financial losses due to a number of factors, including:
•third party disruptions, including potential outages at network providers and other suppliers;
•supply chain impacts, including shortages of goods, raw materials, increased prices or delays in shipment;
•challenges to the availability and reliability of our network due to changes to normal operations;
•increased cyber and payment fraud risk, as cybercriminals attempt DDoS related attacks, phishing scams and other disruptive actions, given the shift to online banking, e-commerce and other online activity, as well as more FlyMates working remotely; and
•system failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems, could compromise our ability to provide our solutions in a timely manner, which could harm our ability to conduct business or delay our financial reporting. Such failures could adversely affect our operating results and financial condition.
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
•foreign currency exchange rate volatility;
•adverse economic conditions in the United States and globally, including economic slowdown, heightened interest rates, inflation, recession concerns and the disruption, volatility and tightening of credit and capital markets;
•risks related to compliance with multiple complex, potentially conflicting and changing governmental laws and regulations;
•local licensing and reporting obligations or the imposition of currency controls which make it impossible or increasingly difficult for our clients to collect payments from international customers;
•local regulatory and legal obligations related to privacy, data protection, data localization, and user protections;
•the need to localize our solutions, including offering clients and their customers the ability to transact business in the local currency and adapting our solutions to local preferences, in markets in which we may have limited or no experience;
•trade barriers, tariffs and changes in trade regulations;
•the impact of government sanctions on our ability to offer services in a region, such as sanctions issued by the U.S. and other countries against Russia;
•difficulties in developing, staffing, and managing a large number of varying foreign operations as a result of distance, language, and cultural differences;
•stringent local labor laws and regulations;
•limitations on the repatriation of cash, including imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries;
•diplomatic friction, political or social unrest, war or other military conflict, including the continuation or escalation of the conflicts between Russia and Ukraine, Israel and Hamas and Israel, the U.S., and Iran, respectively, economic instability, repression, or human rights issues;
•natural disasters, global pandemics or other public health emergencies, acts of war, and terrorism;
•compliance with U.S. laws and foreign laws prohibiting corrupt payments to government officials, such as the Foreign Corrupt Practices Act (FCPA) and the U.K. Bribery Act, and other local anti-corruption laws;
•compliance with U.S. and foreign laws designed to combat money laundering and the financing of terrorist activities;
•retaliatory tariffs and restrictions limiting free movement of currency and an unfavorable trade environment, including as a result of political conditions and changes in the laws, regulations or policies in the United States and elsewhere and as described in more detail below;
•antitrust and competition regulations;
•expanded compliance with potentially conflicting and changing laws of taxing jurisdictions where we conduct business and applicable U.S. tax laws as they relate to international operations, the complexity and adverse consequences of such tax laws, and potentially adverse tax consequences due to changes in such tax laws or levels of enforcement, including the Inflation Reduction Act of 2022, which includes a minimum corporate tax which could result in an additional tax liability in a given year;
•expected or actual extended federal government shutdowns or the priorities of the U.S. presidential administration and related changes in laws, regulations or policies;
•national or regional differences in macroeconomic growth rates; and
•increased difficulties in collecting accounts receivable.
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
The local, state, and federal laws, rules, regulations, licensing schemes, and industry standards in the United States and other jurisdictions in which we operate that govern our business include, or may in the future include, those relating to consumer finance and consumer protection, cross-border and domestic money transmission, foreign exchange, payments services (such as money transmission, payment processing, and settlement services), AML and CFT, escheatment, international sanctions regimes, and compliance with the PCI DSS. These laws, rules, regulations, licensing schemes, and standards are enforced by multiple authorities and governing bodies in the United States, including the Department of the Treasury, the Federal Deposit Insurance Corporation, the SEC, CFPB, the Federal Trade Commission, self-regulatory organizations, and numerous state and local regulators and law enforcement agencies. Our clients also have their own regulatory obligations, and they expect our solutions to comply with the regulatory requirements that are applicable to their businesses. For additional discussion about the regulatory environment that we and our clients operate in, please see “Business–Regulation and Industry Standards” in our Annual Report on Form 10-K for the year ended December 31, 2025. As we expand into new jurisdictions, the number of foreign laws, rules, regulations, licensing schemes, and standards governing our business will expand as well. In addition, as our business and solutions continue to develop and expand, we may become subject to additional laws, rules, regulations, licensing schemes, and standards. We may not always be able to accurately predict the scope or applicability of certain laws, rules, regulations, licensing schemes, or standards to our business, particularly as we expand into new areas of operations, which could have a significant negative effect on our existing business and our ability to pursue future plans.
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
Recent changes to card payment regulation announced by the Reserve Bank of Australia may also adversely affect our business in Australia, operating results, and financial condition. In particular, the elimination of merchant surcharging on certain card networks, which took effect in October 2026, may increase the cost of card acceptance for merchants that use our platform and reduce the economics associated with domestic and cross-border payment transactions processed in Australia. These changes require select merchants to begin absorbing card-related costs, which are partially mitigated by new domestic interchange fee caps. In addition, beginning April 1, 2027, interchange fee caps will apply to transactions on foreign-issued cards acquired in Australia, which may further affect the economics of cross-border payment transactions processed in Australia. These changes may compress margins on certain domestic payment flows or reduce the attractiveness of card-based payment methods relative to alternative payment options, and require us to modify our pricing, routing, or product strategies. In addition, these regulatory developments may prompt issuers, networks, or other market participants to adjust their fee structures, incentives, or processing practices in ways that could further impact transaction volumes or revenue derived from Australian payment activity. Any of these effects, individually or in the aggregate, could adversely impact our business, operating results, and financial condition.
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

Government agencies may impose new or additional rules on money transmission, which may increase our costs of doing business, including, but not limited to regulations that:
•prohibit, restrict, and/or impose taxes or fees on money transmission transactions in, to or from certain countries or with certain governments, individuals, and entities;
•impose additional client identification and client due diligence requirements;
•impose additional reporting or recordkeeping requirements, or require enhanced transaction monitoring;
•limit the types of entities capable of providing money transmission services, or impose additional licensing or registration requirements;
•impose minimum capital or other financial requirements;
•limit or restrict the revenue that may be generated from money transmission, including revenue from the transaction value associated with the payment method used by our clients’ customers and platform-related fees for access to our solutions and invoice and payment plan fees;
•require enhanced disclosures to our money transmission clients or their customers;
•require the principal amount of money transmission transactions originated in a country to be invested in that country or held in trust until paid;
•limit the number or principal amount of money transmission transactions that may be sent to or from a jurisdiction, whether by an individual or in the aggregate; and
•restrict or limit our ability to process transactions using centralized databases, for example, by requiring that transactions be processed using a database maintained in a particular country or region.
We are subject to governmental laws and requirements regarding economic and trade sanctions, AML and CFT that could impair our ability to compete in international markets or subject us to criminal or civil liability if we violate them.
We are currently required to comply with U.S. economic and trade sanctions administered by OFAC and we have processes in place designed to comply with the OFAC regulations as well as similar requirements in the foreign jurisdictions in which we already operate. As part of our compliance efforts, we scan our clients and their customers against watch lists promulgated by OFAC and certain other international agencies. Our application can be accessed from nearly anywhere in the world, and if our service is accessed from a sanctioned country or otherwise accessed or used in violation of applicable trade and economic sanctions, we could be subject to fines or other enforcement actions. In the course of enhancing our sanctions compliance function, we initiated an internal review that identified issues related to our compliance with sanctions, including payments that may have originated from sanctioned jurisdictions or sanctioned persons. We have made voluntary submissions to OFAC to report the apparent violations and to provide supplemental information. Flywire is currently engaging with OFAC to resolve these matters. Although the internal review completed to date suggests that any loss incurred as a result of this matter would not be material to our business, if OFAC ultimately concludes any violation has occurred in connection with these or other transactions, it could result in penalties, fines, costs, and restrictions on our ability to do business, which could also harm our operating results.
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
Additionally, the California Privacy Rights Act (CPRA), which was passed in November 2020 and became effective on January 1, 2023, imposed additional obligations on companies covered by the legislation and significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also created a new state agency that is vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.
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

Many of the foreign jurisdictions where we or our clients operate or conduct business, including the E.U., have laws and regulations dealing with the collection, use, storage, and disclosure and other handling (collectively, processing) of personal information, which in some cases are more restrictive than those in the U.S. In addition to regulating the processing of personal information within the relevant jurisdictions, these legal requirements often also apply to the processing of personal information outside these jurisdictions, where there is some specified link to the relevant jurisdiction. For example, we have multiple offices in Europe and serve clients and their customers throughout the E.U., where the GDPR went into effect in 2018. The GDPR, which is also the law in Iceland, Norway, Liechtenstein, and—to a large degree—the U.K., has an extensive global reach and imposes robust obligations relating to the processing of personal information, including documentation requirements, greater control for data subjects (e.g., the “right to be forgotten” and data portability), security requirements, notice requirements, restrictions on sharing personal information, data governance obligations, data breach notification requirements, and restrictions on the export of personal information to most other countries. The solutions that we currently offer subject us to many of these laws and regulations in many of the foreign jurisdictions where we operate or conduct business, and these laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future.
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
On July 10, 2023, the European Commission formally approved the new EU-U.S. Data Privacy Framework (the “Framework”), under which European entities will now be able to transfer personal data to Framework participants in the U.S. without having to put in place additional data protection safeguards or use the Standard Contractual Clauses for data transfers. Flywire has self-certified our compliance with the EU-U.S. Data Privacy Framework, the UK Extension to the EU-U.S. Data Privacy Framework, and the Swiss-U.S. Data Privacy Framework with the U.S. Department of Commerce and continues to maintain our active certification.
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

As a reaction to data security concerns, in 2022, the Australian parliament approved a bill to amend the country's privacy legislation, significantly increasing the maximum penalties for companies and data controllers who suffer large-scale data breaches to the greater of: (i) AU$50 million, (ii) three times the value of any benefit obtained through the misuse of information, and (iii) 30% of a company's adjusted turnover in the relevant period. Previously, the penalty for severe data exposures was AU$2.22 million, which the Australian parliament considered inadequate to incentivize companies to improve their data security mechanisms. The Office of the Australian Information Commissioner has new regulatory tools and flexibility that should, together with an ongoing focus on funding enforcement, see a more proactive regulator with capacity and capability to investigate and litigate more privacy incidents in Australia.
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
As of September 30, 2026, we had U.S. federal NOL carryforwards of approximately $18.3 million and state NOL carryforwards of approximately $79.4 million. The federal and material state NOL carryforwards will both begin to expire in 2031. Ownership changes, as defined under Internal Revenue Code Section 382 and similar state provisions, may limit the amount of federal and state NOL and credit carryforwards that can be utilized annually to offset future federal and state taxable income and tax. Generally, an ownership change occurs when the ownership percentage of 5% or greater stockholders increases by more than 50% over a three-year period. Accordingly, the purchase of our stock in amounts greater than specified levels could limit our ability to utilize federal and state NOL and credit carryforwards for tax purposes.
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
This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting and our independent registered public accounting firm is required to issue an opinion on the effectiveness of our internal control over financial reporting. We expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the auditor attestation requirements of Section 404.
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
The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•overall performance of the equity markets;
•our operating performance and the performance of other similar companies;
•delays in the roll out of new solutions;
•changes in our projected operating results that we provide to the public, our failure to meet these projections or changes in recommendations by securities analysts that elect to follow our common stock;
•regulatory actions with respect to our payment solutions;
•regulatory or legal developments in the United States and other countries, including the priorities of the U.S. presidential administration and related changes in laws, regulations or policies;
•the level of expenses related to our solutions;
•announcements of acquisitions, strategic alliances or significant agreements by us or by our competitors;
•developments or disputes concerning patent applications, issued patents or other intellectual property or proprietary rights;
•recruitment or departure of key personnel;

•the economy as a whole and market conditions in our industry;
•political or social unrest, war or other military conflict, including the continuation or escalation of the conflicts between Russia and Ukraine, or between Israel and Hamas and the ongoing conflict between the U.S., Iran and Israel (or other combatants in the region), respectively, economic instability, repression, or human rights issues;
•variations in our financial results or the financial results of companies that are perceived to be similar to us;
•financing or other corporate transactions, or inability to obtain additional funding;
•cutbacks or withholding of funding to, and real or perceived hostility towards higher education institutions in the U.S.;
•restrictions that negatively impact international travel, study or commerce, including actual or threatened revocation of visas, mass deportations, or delays in issuances of visas;
•changes in the structure of payment systems;
•actual or threatened imposition of tariffs, trade wars including the effects of ongoing United States-China and Canada-India diplomatic and trade friction;
•trading activity by a limited number of stockholders who together beneficially own a majority of our outstanding common stock;
•the size of our market float; and
•any other factors discussed in this Quarterly Report on Form 10-Q and our other SEC filings.
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
In the past, securities class action litigation have often been brought against a company following a decline in the market price of its securities. In July 2025, we and certain of our current and former officers were named as defendants in a securities class action complaint captioned Hickman v. Flywire Corporation filed in the United States District Court for the Eastern District of New York on behalf of a putative class of investors who purchased Flywire securities from February 28, 2024, through February 25, 2025. In January 2026, the complaint was amended to, among other matters, remove a former officer from the claim and modify the class period to the time period between May 21, 2024 through February 25, 2025. Plaintiffs’ counsel filed a second amended complaint on May 7, 2026, which among other matters, added new allegations and another named plaintiff. Plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by purportedly overstating the strength and sustainability of our revenue growth and understating the negative impact of certain government permit and visa related policies on the business. The lawsuit seeks unspecified damages, costs, attorneys’ fees, and other relief. We believe we have strong defenses against the asserted claims and intend to vigorously defend ourselves and we filed a motion to dismiss in response to the second amended complaint on June 15, 2026. On September 28, 2026, the Company submitted its reply memorandum of law in further support of its motion to dismiss the second amended class action complaint.
In addition, stockholder activism, which could take many forms and arise in a variety of situations, has been increasing recently, and universal proxy rules could significantly lower the cost and further increase the ease and likelihood of stockholder activism. This risk is especially relevant for us because technology companies have experienced significant stock price volatility in recent years. Volatility in our stock price or other reasons may in the future cause us to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs, including significant legal fees and other expenses, and divert our management and board of directors’ attention and resources from our business. Additionally, securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with clients and business partners, adversely affect our reputation, and make it more difficult to attract and retain qualified personnel. Our stock price could also be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.
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
We may finance our cash needs through a combination of equity offerings, debt financings and strategic partnership agreements. We may seek additional capital through a variety of means, including through strategic partnership arrangements, public or private equity or debt financings, third-party funding and marketing and distribution arrangements, as well as other strategic alliances and licensing arrangements or any combination of these approaches. However, disruptions in the capital markets, particularly with respect to financial technology companies, could make any financing more challenging, and there can be no assurance that we will be able to raise capital on commercially reasonable terms or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation preferences or other rights, powers or preferences that may adversely affect your rights as a stockholder. To the extent that debt financing is available, and we choose to raise additional capital in the form of debt, such debt financing may involve agreements that include covenants limiting or restricting our ability to take certain actions, such as incurring additional debt, making capital expenditures or declaring dividends.
If we are unable to raise additional funds through equity or debt financing or through collaborations or strategic partnerships when needed, we may be required to delay, limit, reduce or terminate the development of our solutions or commercialization efforts.
We may allocate our cash and cash equivalents in ways that you and other stockholders may not approve.
Our management has broad discretion in the application of our cash and cash equivalents. Because of the number and variability of factors that determine our use of our cash and cash equivalents, their ultimate use may vary substantially from their currently intended use. Our management might not apply cash and cash equivalents in ways that ultimately increase the value of your investment. The failure by our management to apply these funds effectively could harm our business. We may invest our cash and cash equivalents in short-term, investment-grade, interest-bearing securities, which may not yield a favorable return to our stockholders. If we do not invest or apply our cash and cash equivalents in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.
We cannot guarantee that our Repurchase Program will be fully implemented or that it will enhance stockholder value, and share repurchases could affect the price of our common stock.
In August 2024, we announced that our Board of Directors authorized the Repurchase Program, pursuant to which we may, from time to time, purchase shares of our voting and non-voting common stock for an aggregate purchase price not to exceed $150.0 million. In July 2025, our Board of Directors approved an increase in the aggregate amount of voting and non-voting common stock outstanding that may be repurchased under the Repurchase Program by an additional $150.0 million, bringing the total authorized amount under the Repurchase Program to $300.0 million. As of September 30, 2026, approximately $122.7 million remained available for repurchases under the Repurchase Program.
Repurchases under the Repurchase Program may be made through a variety of methods and are subject to market and business conditions, levels of available liquidity, cash requirements for other purposes, regulatory, and other relevant factors. The timing, pricing, and size of share repurchases under the Repurchase Program will depend on a number of factors, including price, corporate and regulatory requirements, capital allocation alternatives, and general market and economic conditions. The Repurchase Program does not obligate us to repurchase any minimum dollar amount or number of shares, and may be suspended or discontinued by our Board of Directors at any time, which may result in a decrease in the price of our common stock.
Repurchases under the Repurchase Program will decrease the number of outstanding shares of our common stock and therefore could affect the price of our common stock and increase its volatility. The existence of the Repurchase Program could also cause the price of our common stock to be higher than it would be in the absence of such a program and could reduce the market liquidity for our common stock. Repurchases under the Repurchase Program will diminish our cash reserves, which could impact our ability to further develop our business and service any future indebtedness. There can be no assurance that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased such shares. Any failure to repurchase shares after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our common stock price. Although the Repurchase Program is intended to enhance long-term stockholder value, short-term price fluctuations could reduce the program’s effectiveness.
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
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. We had a total of 122,494,955 shares of our voting common stock outstanding as of September 30, 2026. Other than shares held by directors, executive officers and other affiliates that are subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements, these shares of common stock generally are freely tradable without restrictions or further registration under the Securities Act.
Certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our stockholders. We registered shares of common stock that we have issued and may issue under our equity incentive plans. These shares will be able to be sold freely in the public market upon issuance, subject to securities laws.
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
As of September 30, 2026, our current executive officers, directors and the holders of more than 5% of our outstanding voting common stock, in the aggregate, beneficially owned a significant percentage of our outstanding voting common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions.

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
We have never declared or paid any cash dividend on our common stock and do not currently intend to do so for the foreseeable future. We currently anticipate that we will retain all available funds and any future earnings for reinvestment to fund the development, operation, expansion and growth of our business and to fund our Repurchase Program and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, our senior secured revolving credit syndication loan currently limits our ability to pay dividends on our equity securities, and any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.
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
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law (DGCL) may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by a majority vote of our entire board of directors, the chairman of our board of directors or our chief executive officer, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation or our amended and restated bylaws, which may inhibit the ability of an acquiror to effect such amendments to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.
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
On September 9, 2026, Michael Massaro, our Chief Executive Officer, adopted a trading arrangement for the sale of shares of our common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) (a Rule 10b-5 Trading Plan). Mr. Massaro's Rule 10b-5 Trading Plan provides for the sale of up to 600,000 shares of common stock pursuant to the terms of the plan. The plan is effective through February 1, 2028 unless earlier terminated in accordance with the terms of the plan.

On September 11, 2026, Cosmin Pitigoi, our Chief Financial Officer, adopted a Rule 10b-5 Trading Plan for the sale of shares of our common stock. Mr. Pitigoi’s Rule 10b-5 Trading Plan provides for the sale of up to 182,452 shares of common stock pursuant to the terms of the plan. The plan is effective through December 31, 2027 unless earlier terminated in accordance with the terms of the plan.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbase documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________
* Filed herewith
** The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLYWIRE CORPORATION

Date: November 3, 2026		/s/ Michael Massaro
By:
Michael Massaro Chief Executive Officer and Director (Principal Executive Officer)

Date: November 3, 2026		/s/ Cosmin Pitigoi
By:
Cosmin Pitigoi Chief Financial Officer (Principal Financial and Accounting Officer)